Form 10-K
period 2004-12-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2005-03-28
CIK 1267201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 000-51124
SeaBright Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2101 4th Avenue, Suite 1600 Seattle, Washington (Address of principal executive offices)	98121 (Zip code)
Registrant’s telephone number, including area code:
(206) 269-8500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.01 per share
(Title of class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑
      The registrant consummated its initial public offering on January 26, 2005. Accordingly, as of June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s common equity was not publicly traded. As of March 18, 2005, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $103,256,839. For this purpose, all shares held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.
      The number of shares of the registrant’s common stock outstanding as of March 18, 2005 was 16,402,808.
DOCUMENTS INCORPORATED BY REFERENCE
None.

SEABRIGHT INSURANCE HOLDINGS, INC.

PART I
      In this annual statement:

•	references to the “Acquisition” refer to the series of transactions that occurred on September 30, 2003 described under the heading “Our History” in Item 1 of this Part I;

•	references to our “predecessor,” for periods prior to the date of the Acquisition, refer collectively to PointSure Insurance Services, Inc, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company;

•	references to the “Company,” “we,” “us” or “our” refer to SeaBright Insurance Holdings, Inc. and its subsidiaries, SeaBright Insurance Company and PointSure Insurance Services, Inc., and prior to the date of the Acquisition, include references to our predecessor;

•	the term “our business” refers to the business conducted by the Company since October 1, 2003 and with respect to periods prior to October 1, 2003, to the business conducted by our predecessor; and

•	references to “SeaBright” refer solely to SeaBright Insurance Holdings, Inc., unless the context suggests otherwise.

Item 1.	Business.
Overview
      We are a specialty provider of multi-jurisdictional workers’ compensation insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 43 states and the District of Columbia to write workers’ compensation insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. Our workers’ compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute, and vary by jurisdiction and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.
      SeaBright Insurance Holdings, Inc. (“SeaBright” or the “Company”) was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of completing a management-led buyout that closed on September 30, 2003, which we refer to as the Acquisition. In the Acquisition, we acquired the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company, which we collectively refer to as Eagle or the Eagle Entities. Eagle Pacific began writing specialty workers’ compensation insurance almost 20 years ago. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully-operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.
Industry Background
      Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ medical, disability, vocational rehabilitation and death benefits costs for work-related injuries or illnesses. Most employers comply with this requirement by purchasing workers’ compensation insurance. The principal concept underlying workers’ compensation laws is that an employee injured in the course of his or her employment has only the legal remedies available under workers’ compensation law and does not have any other recourse against his or her employer. Generally, workers are covered for injuries that occur in the course and within the scope of their employment. An employer’s obligation to pay workers’ compensation does not depend on any negligence or wrongdoing on the part of the employer and exists even for injuries that result from the negligence or wrongdoings of another person, including the employee.
      Workers’ compensation insurance policies generally provide that the carrier will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of permanent impairment and specifies the options in selecting healthcare providers available to the injured employee or the employer. Coverage under the United States Longshore and Harbor Workers’ Compensation Act (“USL&H” or the “USL&H Act”) is similar to the state statutory system, but is administered on a federal level by the U.S. Department of Labor. This coverage is required for maritime employers with employees working on or near the waterfront in coastal areas of the United States and its inland waterways. As benefits under the USL&H Act are generally more generous than in the individual state systems, the rates charged for this coverage are higher than those charged for comparable land-based employment. These state and federal laws generally require two types of benefits for injured employees: (1) medical benefits, which include expenses related to diagnosis and treatment of the injury, as well as any required rehabilitation and (2) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all employers are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure. The employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance fund (an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund).
Our History
      On July 14, 2003, SeaBright entered into a purchase agreement with Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company (“LMC”) and the Eagle Entities. Pursuant to the purchase agreement, we acquired 100% of the issued and outstanding capital stock of Kemper Employers Insurance Company (“KEIC”) and PointSure Insurance Services, Inc. (“PointSure”), a wholesale insurance broker and third party claims administrator, and acquired tangible assets, specified contracts, renewal rights and intellectual property rights from LMC and the Eagle Entities. We acquired KEIC, a shell company with no in-force policies or employees, solely for the purpose of acquiring its workers’ compensation licenses in 43 states and the District of Columbia and for its certification with the United States Department of Labor. SeaBright paid approximately $6.5 million for KEIC’s insurance licenses, Eagle’s renewal rights, internally developed software and other assets and PointSure and approximately $9.2 million for KEIC’s statutory surplus and capital, for a total purchase price of $15.7 million. At the closing, $4.0 million of the purchase price was placed into escrow and will be distributed in accordance with the escrow agreement described below. In accordance with the purchase price adjustment provisions in the purchase agreement, we agreed in September 2004 to pay to LMC a purchase price adjustment in the amount of $771,116. Following this payment, neither we nor LMC have any further obligations to each other under these provisions.
      The Acquisition was completed on September 30, 2003, at which time entities affiliated with Summit Partners, certain co-investors and members of our management team invested approximately $45.0 million in SeaBright and received convertible preferred stock in return. See “Item 13. Certain Relationships and Related Transactions.” These proceeds were used to pay for the assets under the purchase agreement and to contribute additional capital to KEIC, which was renamed “SeaBright Insurance Company.” SeaBright Insurance Company received an “A-” (Excellent) rating from A.M. Best following the completion of the Acquisition.

Corporate Structure
      Following the completion of the Acquisition, our corporate structure is as follows:
      SeaBright Insurance Company is our insurance company subsidiary and a specialty provider of multi-jurisdictional workers’ compensation insurance. PointSure acts primarily as an in-house wholesale broker and third party administrator for SeaBright Insurance Company.

Arrangements to Minimize Exposure
      Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies with an average annual premium size of approximately $4,100 per customer. KEIC had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In light of the deteriorating financial condition of LMC and its affiliates, we entered into a number of protective arrangements in connection with the Acquisition for the purpose of minimizing our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations. The protective arrangements we established include a commutation agreement, an adverse development cover, a collateralized reinsurance trust and a $4.0 million escrow.
      Commutation Agreement. Prior to the Acquisition, LMC and KEIC had entered into a reinsurance agreement requiring LMC to reinsure 80% of certain risks insured by KEIC in exchange for a premium paid to LMC. To help insulate us from the effects of a potential insolvency of LMC and the possibility that LMC may not continue to have the ability to make reinsurance payments to KEIC in the future, in connection with the Acquisition, KEIC entered into a commutation agreement with LMC to terminate the previously established reinsurance agreement. Under the commutation agreement, LMC paid KEIC approximately $13.0 million in cash in exchange for being released from its obligations under the reinsurance agreement, and KEIC reassumed all of the risks previously reinsured by LMC.
      Adverse Development Cover. At the time of the Acquisition, KEIC had loss reserves in the amount of approximately $16.0 million. In connection with the Acquisition, we entered into an agreement with LMC under which we both agreed to indemnify each other with respect to developments in these loss reserves over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss reserves with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million amount existing at the date of the Acquisition. If the loss reserves have increased, LMC must indemnify us in the amount of the increase. If they have decreased, we must indemnify LMC in the amount of the decrease.
      Collateralized Reinsurance Trust. Because of the poor financial condition of LMC and its affiliates, we required LMC to fund a trust account in connection with the Acquisition. The funds in the trust account serve as current security for potential future obligations of LMC under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then-existing quarterly estimate of LMC’s total obligations under the adverse development cover, requiring LMC to fund additional amounts into the trust account on a quarterly basis, if necessary based on a quarterly review of LMC’s obligations. We are entitled to access the funds in the trust account from time to time to satisfy LMC’s obligations under the adverse development cover in the event that LMC fails to satisfy its obligations.
      As of December 31, 2004, we had recorded a receivable of approximately $2.9 million for adverse loss development under the adverse development cover since the date of the Acquisition. In September 2004, we and LMC retained an independent actuary to determine the appropriate amount of loss reserves that are subject to the adverse development cover as of September 30, 2004. In accordance with the terms of the adverse development cover and the collateralized reinsurance trust, on December 23, 2004, LMC deposited into the trust account an additional approximately $3.2 million, resulting in a total balance in the trust account of approximately $4.8 million. We and LMC are currently reviewing the results of the final report received from the independent actuary in February 2005.
      $4.0 Million Escrow. In connection with the Acquisition, $4.0 million of the purchase price was placed into escrow in an account at Wells Fargo Bank for a period of two years. These funds are available to us as security for the obligations of LMC and its affiliates under the commutation agreement, the adverse development cover, the collateralized reinsurance trust and the indemnification provisions of the purchase agreement. The escrow agent will release funds remaining in the escrow account to Kemper Employers Group, Inc. on October 2, 2005.

Services Arrangements
      In addition to these arrangements, we also entered into services agreements with LMC and certain of its affiliates that require us to provide certain service functions for the Eagle Entities in exchange for fee income. The services that we are required to provide to the Eagle Entities under these agreements include administrative services, such as underwriting services, billing and collections services, safety services and accounting services, and claims services, including claims administration, claims investigation and loss adjustment and settlement services. For the year ended December 31, 2004, we received approximately $3.5 million in service fee income from LMC and its affiliates under these services arrangements.
      We have entered into a service agreement with Broadspire Services, Inc., a third-party claims administrator and former subsidiary of LMC, pursuant to which Broadspire provides us with claims services for the claims that we acquired from KEIC in connection with the Acquisition in exchange for certain servicing fees.

Issues Relating to a Potential LMC Receivership
      LMC and its affiliates have traditionally offered a wide array of personal, risk management and commercial property and casualty insurance products. However, due to the distressed financial situation of LMC and its affiliates, LMC is no longer writing new business and is now operating under a three-year run off plan which has been approved by the Illinois Department of Financial and Professional Regulation, Division of Insurance. “Run off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run off plan, LMC will attempt to buy back some of its commercial line policies and institute aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders.
      In the event that LMC is placed into receivership, a receiver may seek to recover certain payments made by LMC to us in connection with the Acquisition under applicable voidable preference and fraudulent transfer laws. However, we believe that there are factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver of LMC, including the fact that we believe LMC and KEIC were solvent at the time of the Acquisition and that the Acquisition was negotiated at arms length and for fair value, and the Director of the Illinois Department of Financial and Professional Regulation, Division of Insurance approved the Acquisition notwithstanding LMC’s financial condition.

      In addition, if LMC is placed into receivership, various arrangements that we established with LMC in connection with the Acquisition, including the servicing arrangements, the adverse development cover, the collateralized reinsurance trust and the commutation agreement, could be adversely affected. For a discussion of the risks relating to a potential LMC receivership, see the risks described below under “Factors That May Affect Our Business, Future Operating Results and Financial Condition — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws.”
Competitive Strengths
      We believe we enjoy the following competitive strengths:

•	Niche Product Offering. Our specialized workers’ compensation insurance products in maritime, alternative dispute resolution and selected state act markets enable us to address the needs of an underserved market. Our management team and staff have extensive experience serving the specific and complex needs of these customers.

•	Specialized Underwriting Expertise. We identify individual risks with complex workers’ compensation needs, such as multi-jurisdictional coverage, and negotiate customized coverage plans to meet those needs. Our underwriters average over 15 years of experience underwriting workers’ compensation coverage. Our specialized underwriting expertise enables us to align our interests with those of our insureds by encouraging the insured to bear a portion of the losses sustained under the policy. Approximately 35.8% of our gross premiums written for the year ended December 31, 2004 came from such arrangements. We have achieved a net loss ratio of 65.1% for the year ended December 31, 2004.

•	Focus on Larger Accounts. We target a relatively small number of larger, more safety-conscious employers (businesses with 50 to 400 employees) within our niche markets. We have approximately 288 customers, with an average estimated annual premium size of approximately $440,000 at December 31, 2004. We believe this focus, together with our specialized underwriting expertise, increases the profitability of our book of business primarily because the more extensive loss history of larger customers enables us to better predict future losses, allowing us to price our policies more accurately. In addition, larger customers tend to purchase policies whose premiums vary based on loss experience and, therefore, have aligned interests with us. Our focus on larger accounts also enables us to provide individualized attention to our customers, which we believe leads to higher satisfaction and long-term loyalty.

•	Proactive Loss Control and Claims Management. We consult with employers on workplace safety, accident and illness prevention and safety awareness training. We also offer employers medical and disability management tools that help injured employees return to work more quickly. These tools include access to a national network of physicians, case management nurses and a national discounted pharmacy benefit program. Our chief medical officer, Marc B. Miller, M.D., assists our policyholders and our claims staff in achieving the best possible medical outcome while strategically managing our medical costs. Our strong focus on proven claims management practices helps to minimize attorney involvement and to expedite the settlement of valid claims. In addition, our branch office network affords us extensive local knowledge of claims and legal environments, further enhancing our ability to achieve favorable results on claims. Our claims managers and claims examiners are highly experienced, with an average of over 17 years in the workers’ compensation insurance industry.

•	Established Book of Business Without Associated Liabilities. In the Acquisition, we acquired renewal rights with respect to policies written by the Eagle Entities; we did not acquire any in-force Eagle policies or historical liabilities associated with those policies. Although we did not write our first policy until October 2003, we have been able to create an established book of business comprised primarily of policies with customers with whom we have long-standing relationships and with operations and claims histories that we know well. We believe this knowledge has allowed us to more appropriately price our policies.

•	Experienced Management Team. The members of our senior management team, consisting of John G. Pasqualetto, Richard J. Gergasko, Joseph S. De Vita, Richard W. Seelinger, Marc B. Miller, M.D. and Jeffrey C. Wanamaker, average over 25 years of insurance industry experience, and over 20 years of workers’ compensation insurance experience.

•	Strong Distribution Network. We market our products through independent brokers and through PointSure, our in-house wholesale broker and third party administrator. This two-tiered distribution system provides us with flexibility in originating premiums and managing our commission expense. PointSure produced approximately 21.5% of our direct premiums written and 17.5% of our customers in the year ended December 31, 2004. We are highly selective in establishing relationships with independent brokers. As of December 31, 2004, we had appointed 74 independent brokers to represent our products. In addition, we negotiate commissions for the placement of all risks that we underwrite, either through independent brokers or through PointSure. For the year ended December 31, 2004, our ratio of commissions to net premiums earned was 6.8%.

Strategy
      We plan to pursue profitable growth and favorable returns on equity through the following strategies:

•	Expand Business in Core Markets. We wrote approximately 62.1% of our direct premiums in California, 27.2% in Hawaii, Washington and Alaska and 7.1% in Pennsylvania, Texas and Louisiana for the year ended December 31, 2004. We believe that the proceeds from the initial public offering of our common stock, completed in January 2005, will provide us with the additional capital that we need to increase the amount of insurance business that we are able to write in these and other markets. We believe that our product offerings, together with our specialized underwriting expertise and niche market focus, will position us to increase our market share of the business that we write in our core and other target markets.

•	Expand Territorially. We wrote approximately 89.3% of our direct premiums for the year ended December 31, 2004 in the top four states where we do business. We believe that our insurance products and services offer the potential for strong demand beyond these states. We believe our experience with maritime coverage issues in the states in which we now operate can be readily applied to other areas of the country that we do not now serve, and ten other states in addition to California have enabling legislation for collectively bargained alternative dispute resolution that is similar to the alternative dispute resolution (“ADR”) legislation in California. We plan to expand our business by writing premiums in several of the states in which we are licensed but do not currently write business, particularly in the Great Lakes and the East Coast regions.

•	Generate Fee and Commission Income. We intend to expand our ability to generate non-risk bearing fee and commission income by utilizing the expertise of our in-house wholesale broker and third party administrator, PointSure, to serve additional insurance companies.

•	Focus on Profitability. We intend to continue our focus on underwriting discipline and profitability. We plan to do so by selecting risks prudently, by pricing our products appropriately and by focusing on larger accounts in our target markets.

•	Continue Making Technological Improvements. Our in-house technology department has developed effective, customized analytical tools that we believe significantly enhance our ability to write profitable business and cost-effectively administer claims. In addition, these tools also allow for seamless connectivity with our branch offices. We intend to continue making investments in advanced and reliable technological infrastructure. Our technology is scalable and can be modified at minimal cost to accommodate our growth.

Customers
      We currently provide workers’ compensation insurance to the following types of customers:

•	Maritime employers with complex coverage needs over land, shore and navigable waters. This involves underwriting liability exposures subject to various state and federal statutes and applicable maritime common law. Our customers in this market are engaged primarily in ship building and repair, pier and marine construction and stevedoring.

•	Employers, particularly in the construction industry in California, who are party to collectively bargained workers’ compensation agreements that provide for settlement of claims out of court in a negotiated process.

•	Employers who are obligated to pay insurance benefits specifically under state workers’ compensation laws. We primarily target employers in states that we believe are underserved, such as California, Hawaii and Alaska.

Maritime Customers
      Providing workers’ compensation insurance to maritime customers with multi-jurisdictional liability exposures was the core of the business of Eagle Pacific Insurance Company, which began writing specialty workers’ compensation insurance almost 20 years ago, and remains a key component of our business today. We are authorized by the U.S. Department of Labor to write maritime coverage under the USL&H Act in all federal districts, and believe we are one of the most capable underwriters in this niche in the United States. The USL&H Act is a federal law that allows for compensation to “longshoremen” employees if an injury or death occurs upon navigable waters in the United States, including any adjoining pier, wharf, dry dock, terminal, building-way, marine railway or other adjoining area customarily used by an employer in loading, unloading, repairing, dismantling or building a vessel. We also write maritime employers’ liability coverage under the Jones Act. The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with a remedy against their employer for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.
      The availability of maritime coverage has declined in recent years due to several factors, including market tightening and insolvency of insurers providing this type of insurance. Offshore mutual organizations have increasingly become the default mechanism for insuring exposures for maritime employers due to the withdrawal of several traditional insurance carriers from this market segment. Maritime employers that obtain coverage through offshore mutual organizations are not able to rely on the financial security of a rated domestic insurance carrier. Accordingly, these employers are exposed to joint-and-several liability along with other members of the mutual organization. We offer maritime employers cost-competitive insurance coverage (usually under one policy) for liabilities under various state and federal statutes and applicable maritime common law without the uncertain financial exposure associated with joint-and-several liability. We believe we have very few competitors who focus on maritime employers with multi-jurisdictional liability exposures.
      We also provide coverage for exposures under The Outer Continental Shelf Lands Act (the “OCSLA”). The OCSLA is a federal workers’ compensation act that also provides access to the benefits defined in the USL&H Act for maritime employers with employees working on an off-shore drilling platform on the Outer Continental Shelf.
      In the year ended December 31, 2004, we received approximately 26.9% of our direct premiums written from our maritime customers. We define a maritime customer as a customer whose total workers’ compensation exposure consists of at least 10% of maritime exposure. When we use the term maritime exposure in this annual report, we refer to exposure under the USL&H Act, the Jones Act or both. Not all of the gross premiums written from our maritime customers are for maritime exposures. For the year ended December 31, 2004, approximately 69.6% of our direct premiums written for maritime customers were for maritime exposures. Our experience writing maritime coverage attracts maritime customers for whom we can also write state act and ADR coverage.

Employers Party to Collectively Bargained Workers’ Compensation Agreements
      We also provide workers’ compensation coverage for employers, particularly in the construction industry in California, that are party to collectively bargained workers’ compensation agreements with trade unions, also known as alternative dispute resolution, or ADR, programs. These programs use informal arbitration instead of litigation to resolve disputes out of court in a negotiated process. Alternative dispute resolution insurance programs in California were made possible by legislation passed in 1993 and expanded by legislation passed in 2003. In 2003, these alternative dispute resolution programs became available to all unionized employees in California, where previously they were available only to unionized employees in the construction industry. We are recognized by twelve union programs as authorized to provide coverage for employers that are party to collectively bargained workers’ compensation agreements with trade unions. Ten states in addition to California have enabling legislation allowing for the creation of alternative dispute resolution insurance programs.
      The primary objectives of an alternative dispute resolution program are to reduce litigation costs, improve the quality of medical care, improve the delivery of benefits, promote safety and increase the productivity of union workers by reducing workers’ compensation costs. The ADR process is generally handled by an ombudsman, who is typically experienced in the workers’ compensation system. The ombudsman gathers the facts and evidence in a dispute and attempts to use his or her experience to resolve the dispute among the employer, employee and insurance carrier. If the ombudsman is unable to resolve the dispute, the case goes to mediation or arbitration.
      Alternative dispute resolution programs have had many positive effects on the California workers’ compensation process. For example, a 2004 study conducted by the California Workers’ Compensation Institute revealed that attorney involvement decreased by 72% for claims handled under ADR programs as opposed to claims handled under California’s statutory workers’ compensation system. In addition, our own studies have revealed that the average lifespan of a non-ADR time loss claim with class codes matching ADR claims in California is reduced by 53.1% for claims handled under an ADR program. The average lifespan of a claim is a key measure of the likely cost of the claim. We are one of the few insurance companies that offers this product in the markets that we serve.
      For the year ended December 31, 2004, we received approximately 36.5% of our direct premiums written from customers who participate in alternative dispute resolution programs. We define an ADR customer as any customer who pays us a premium for providing the customer with insurance coverage in connection with an ADR program. Not all of the gross premiums written from our ADR customers are for ADR exposures. For the year ended December 31, 2004, approximately 69.6% of our direct premiums written for ADR customers were for ADR exposures. Our experience writing ADR coverage attracts ADR customers for whom we can also write state act and maritime coverage.

State Act Customers
      We also provide workers’ compensation insurance to other employers who are obligated to pay benefits to employees under state workers’ compensation laws. We provide this coverage primarily for customers in the states of California, Hawaii and Alaska. We provide coverage under state statutes that prescribe the benefits that employers are required to provide to their employees who may be injured in the course of their employment. Our policies are issued to employers. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits, medical benefits and hospital expenses. The benefits payable and the duration of these benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. We are one of a few insurance carriers that have a local claim office in Alaska and Hawaii and, as such, we do not need to rely on third party administrators in these two markets.
      In the year ended December 31, 2004, we received approximately 36.6% of our direct premiums written from state act customers. We define a state act customer as a customer whose state act exposure arises only under state workers’ compensation laws and who is not a maritime customer or an ADR customer.

Customer Concentration
      As of December 31, 2004, our largest customer had annual direct premiums written of approximately $4.5 million, or 3.4% of our total gross premiums written. We are not dependent on any single customer which would have a material adverse effect on our business if we lost the customer. As of December 31, 2004, we had in-force premiums of $126.7 million. In-force premiums refers to our current annual gross premiums written for all customers that have active or unexpired policies, and represents premiums from our total customer base. Our three largest customers have annual gross premiums written of $12.6 million, or 9.9% of our total in-force premiums as of December 31, 2004. We do not expect the size of our largest customers to increase significantly over time. Accordingly, as we grow in the future, we believe our largest customers will account for a decreasing percentage of our total gross premiums written.
Distribution
      We distribute our products primarily by identifying independent brokers with well-established maritime or construction expertise. We currently have a network of approximately 74 insurance brokers. We do not employ sales representatives or use third-party managing general agents. The licensed insurance brokers with whom we contract are compensated by a commission set as percentage of premiums. As of December 31, 2004, we had 16 brokers that participated in our broker bonus program, which was discontinued in 2005. This profit sharing program was initially developed in early 2001 by our predecessor to further relationships with brokers and to compete with other carriers with similar programs. Following the Acquisition, we continued the program to maintain those broker relationships. In all cases, we initiate the program arrangement with the broker. The program was offered on a selective basis to only those brokers that qualified based on the amount of the brokers’ business in our specialized market niches, the professional reputation and product knowledge enjoyed by the broker in the local insurance community and the broker’s demonstrated interest in working with our underwriters over the long term. The agreements we have with these brokers provide for the payment of additional commissions in the event that the broker produces profitable business achieving a calendar year loss ratio less than targets set forth in the applicable agreement. In addition to achieving the loss ratio target, the broker also had to achieve certain volume targets in order to qualify for the additional commissions. The terms of the agreements with different brokers are the same, with only the target levels varying. Our standard broker agreement does not contain a commission schedule because all commissions are specifically negotiated as part of our underwriting process. Our ratio of commissions to net premiums earned for the year ended December 31, 2004 was 6.8%. For the year ended December 31, 2004, the accounts for 29 of our customers were written with no commissions, constituting 15.0% of our direct premiums written for that period. The brokers do not have authority to underwrite or bind coverage on our behalf, and they are contractually bound by our broker agreement.
      We also distribute our products through PointSure, our licensed in-house underwriting agency, wholesale broker and third-party administrator. PointSure is a wholly-owned subsidiary of SeaBright. PointSure has approximately 348 sub-producer agreements as of December 31, 2004 and is authorized to act as an agent under firm licenses or licenses held by one of its officers in 47 states. In addition to enhancing our distribution process by providing us with the flexibility to avoid the costly and time consuming process of appointing brokers, PointSure serves as a cost-effective source of business production for us and conducts product research and development for us.
      PointSure acts in a variety of capacities for us and for third parties. PointSure provides marketing, sales and distribution services for SeaBright Insurance Company to non-appointed brokers. PointSure also serves as the program administrator for SeaBright Insurance Company in its capacity as the current servicing carrier for the maritime assigned risk plan for the State of Washington. For the year ended December 31, 2004, approximately 40.5% of PointSure’s total revenue after intercompany eliminations was derived from fees associated with the operation and administration of this plan. In addition, PointSure performs services for third parties unaffiliated with us. For example, PointSure acts as a third party claims administrator for self-insured employers and as a wholesale insurance broker for non-affiliated companies. For services provided to us, PointSure receives flat fees as opposed to commissions, and these fees are dependent on the type of business produced. For services provided to certain other non-affiliated carriers, PointSure may receive incentive commissions based on the achievement of certain premium growth, retention and profitability objectives. As a matter of policy, PointSure discloses to its sub-producers that it may earn incentive commissions and offers to provide further information upon request. PointSure produced approximately 21.5% of our direct premiums written and approximately 17.5% of our customers for the year ended December 31, 2004.
      SeaBright Insurance Company and PointSure have entered into a five year agency services agreement pursuant to which PointSure provides insurance services with respect to the servicing of insurance policies written by SeaBright Insurance Company, including underwriting services, collection of premium services, endorsement services, cancellation services and marketing services. All services provided by PointSure under the agreement are subject to the ultimate review and control of the board of directors of SeaBright Insurance Company. In exchange for the services it provides through May 31, 2005, under the Agreement, PointSure is entitled to receive fees equal to (1) 7.5% of direct premiums produced for business written and serviced by PointSure, (2) 2.5% of the estimated annual premium for underwriting support for business written by SeaBright Insurance Company and (3) 1.75% of the estimated annual premium for the marketing and management of alternative dispute resolution programs. However, with respect to services rendered through May 31, 2005 in connection with the Washington USL&H Act assigned risk plan, PointSure is entitled to receive 15% of direct premiums written. Under the agreement, this compensation arrangement changes to compensation on a cost incurred basis for all services PointSure provides SeaBright Insurance Company from June 1, 2005 through the remaining term of the agreement. We have received regulatory approvals for the agency services agreement by the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance, effective retroactively to October 1, 2003.

      The following table provides the geographic distribution of our risks insured as represented by direct premiums written by product for the year ended December 31, 2004.

	Direct Premiums Written

		Alternative
		Dispute			Percent of
State	Maritime	Resolution	State Act	Total	Total

	(In thousands)
Alaska	$1,700.8	$—	$14,668.3	$16,369.1	12.7%
Alabama	2.6	—	104.1	106.7	*
Arizona	34.9	—	209.2	244.1	*
California	5,560.0	33,988.6	40,688.3	80,236.9	62.1
Colorado	—	—	94.6	94.6	*
Florida	274.9	—	583.1	858.0	*
Hawaii	1,986.2	—	8,697.8	10,684.0	8.3
Illinois	—	—	182.9	182.9	*
Louisiana	1,865.2	—	714.1	2,579.3	2.0
Mississippi	19.0	—	49.9	68.9	*
New Jersey	242.1	—	489.6	731.7	*
Nevada	—	—	986.1	986.1	*
Oregon	1,309.0	—	114.5	1,423.5	1.1
Pennsylvania	3,140.8	—	534.4	3,675.2	2.8
South Carolina	—	—	29.2	29.2	*
Texas	549.6	—	2,407.6	2,957.2	2.3
Utah	—	—	17.2	17.2	*
Washington	8,024.1	—	—	8,024.1	6.2

Total Direct Premiums Written	$24,709.2	$33,988.6	$70,570.9	$129,268.7

Percent of Total	19.1%	26.3%	54.6%

*	Represents less than 1% of total.
Underwriting
      We underwrite business on a guaranteed-cost basis and we also underwrite loss sensitive plans that make use of retrospective-rating plans and deductible plans. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although the premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated term payroll at the time the policy is issued and the final audited payroll of the customer after the policy expires. Loss sensitive plans, on the other hand, provide for a variable premium rate for the policy term. The variable premium is based on the customer’s actual loss experience for claims occurring during the policy period, subject to a minimum and maximum premium. The final premium for the policy may not be known for five to seven years after the expiration of the policy, because the premium is recalculated in 12-month intervals following the expiration of the policy to reflect development on reported claims. Our loss sensitive plans allow our customers to choose to actively manage their insurance premium costs by sharing risk with us. For the year ended December 31, 2004, approximately 64.2% of our direct premiums written came from customers on guaranteed cost plans, with the remaining 35.8% of our direct premiums written coming from customers on loss sensitive plans.
      As opposed to using a class underwriting approach, which targets specific classes of business or industries and where the acceptability of a risk is determined by the entire class or industry, our underwriting strategy is to identify and target individual risks with specialized workers’ compensation needs. We negotiate individual coverage plans to meet those needs with competitive pricing and supportive underwriting, risk management and service. Our underwriting is tailored to each individual risk, and involves a financial evaluation, loss exposure analysis and review of management control and involvement. Each account that we underwrite is evaluated for its acceptability, coverage, pricing and program design. We do not underwrite books or blocks of business. We make significant use of risk sharing (or loss sensitive) plans to align our interests with those of the insured. Our underwriting department monitors the performance of each account throughout the coverage period, and upon renewal, the profitability of each account is reviewed and integrated into the terms and conditions of coverage going forward.
      The underwriting of each piece of business begins with the selection process. All of our underwriting submissions are initially sent to the local underwriting office based on the location of the producer. A submission is an application for insurance coverage by a broker on behalf of a prospective policyholder. Our underwriting professionals screen each submission to ensure that the potential customer is a maritime employer, an employer involved in an alternative dispute resolution program, or another employer governed by a state workers’ compensation act with a record of successfully controlling higher hazard workers’ compensation exposures. The submission must generate a minimum premium size and must not involve prohibited operations. We deem diving, ship breaking, employee leasing and asbestos and lead abatement to be prohibited operations that we generally do not insure. Once a submission passes the initial clearance hurdle, members of our loss control and underwriting departments jointly determine whether to ultimately accept the account. If our underwriting department preliminarily determines to accept the account, our loss control department conducts a prospect survey. We require a positive loss control survey before any piece of new business is bound, unless otherwise approved by our underwriting department management. Our loss control consultants independently verify the information contained in the submission and meet with our underwriters to confirm the decision to accept the account.
      To determine the premium on a particular account, we use a customized loss-rating model developed by our predecessor’s actuaries with input from our underwriting management. We compare the loss history of each customer to the expected losses underlying the rates in each state and jurisdiction. Our loss projections are based on comparing actual losses to expected losses. We estimate the annual premium by adding our expenses and profit to the loss projection selected by our underwriters. This process helps to ensure that the premiums we charge are adequate for the risk insured.
      Our underwriting department is managed by experienced underwriters who specialize in maritime and construction exposures. We have underwriting offices in Seattle, Washington; Orange, California; Anchorage, Alaska; and Houston, Texas. We also maintain a resident underwriting professional in San Francisco, California and Slidell, Louisiana to better serve our client base. As of December 31, 2004, we had a total of 28 employees in our underwriting department, consisting of 15 underwriting professionals and 13 support-level staff members. The average length of underwriting experience of our current underwriting professionals exceeds 15 years. We use audits and “authority letters” to help ensure the quality of our underwriting decisions. Our authority letters set forth the underwriting authority for each individual underwriting staff member based on their level of experience and demonstrated knowledge of the product and market. We also maintain a table of underwriting authority controls in our custom-built quote and issue system that is designed to prevent the release of quotes that are outside an underwriter’s authority. These controls compare the underwriter’s authority for premium size, commission level, pricing deviation, plan design and coverage jurisdiction to the terms that are being proposed for the specific policyholder. This system prevents the release of final insurance proposals that are outside an underwriter’s authority without appropriate review and confirmation from our senior underwriting personnel, allowing our senior underwriting personnel to mentor and manage the individual performance of our underwriters and to monitor the selection of new accounts.
Loss Control
      We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Our loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to effectively support the promotion of a safe workplace. Our loss control staff has extensive experience developed from years of servicing the maritime and construction industries. Our loss control staff consists of seven employees as of December 31, 2004, averaging 19 years of experience in the industry and eight years of experience with us. We believe that this experience benefits us by allowing us to serve our customers more efficiently and effectively. Specifically, our loss control staff grades each prospective customer’s safety program elements and key loss control measures, supported with explanations in an internal report to the appropriate underwriter. Our loss control staff prepares risk improvement recommendations as applicable and provides a loss control opinion of risk with supporting comments. Our loss control staff also prepares a customized loss control service plan for each policyholder based upon identified servicing needs.
      Our loss control staff works closely with Marc B. Miller, M.D., our chief medical officer who joined us in August 2004, to assist our customers in developing tailored medical cost management strategies. We believe that by analyzing our loss data, our medical management needs and the current legal and regulatory environment, our chief medical officer helps us reduce our payments for medical costs and improve the delivery of medical care to our policyholders’ employees.
      Our loss control staff conducts large loss investigation visits on site for traumatic or fatal incidents whenever possible. Our loss control staff also conducts a comprehensive re-evaluation visit prior to the expiration of a policy term to assist the underwriter in making decisions on coverage renewal.
      We have loss control staff located in Seattle, Washington; Orange, California; Houston, Texas; Baton Rouge, Louisiana; and Honolulu, Hawaii. A network of independent consultants provides supplemental loss control service support in Alaska, Hawaii, California, Washington, Pennsylvania and Florida.
Pricing
      We use a loss-rating approach when pricing our products. Our underwriting department determines expected ultimate losses for each of our prospective accounts and renewals using a customized loss-rating model developed by actuaries. This loss-rating model projects expected losses for future policy periods by weighing expected losses underlying specific workers’ compensation class codes against our customer’s historical payroll and loss information. Our underwriting department uses these projections to produce an expected loss amount for each account. This loss amount provides the foundation for developing overall pricing terms for the account. After the ultimate expected losses are calculated, our underwriting department determines the appropriate premium for the risk after adding specific expense elements to the expected loss amount, including loss control expenses, commissions, reinsurance cost, taxes and underwriting margins.
      We also own a customized pricing model developed completely in-house that we use to calculate insurance terms for our loss sensitive plans. This program uses industry-published excess loss factors and tables of insurance charges, as well as company-specific expenses, to calculate the appropriate pricing terms. As discussed above under the heading “Underwriting,” our loss sensitive plans align our interests with our customers’ interests by providing our customers with the opportunity to earn a premium that would otherwise be higher than under a guaranteed cost plan if they are able to keep their losses below an expected level. The premiums for our retrospective rating loss sensitive plans are reflective of the customer’s loss experience because, beginning six months after the expiration of the relevant insurance policy, and annually thereafter, we recalculate the premium payable during the policy term based on the current value of the known losses that occurred during the policy term. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit to mitigate credit risk associated with our loss sensitive plans.
      We monitor the overall price adequacy of all new and renewal policies using a weekly price monitoring report. For 2001, 2002 and the nine months ended September 30, 2003, the Eagle Entities achieved renewal rate increases of 12.6%, 13.8% and 16.5%, respectively. For the three months ended December 31, 2003, SeaBright achieved renewal rate increases of 12.0%. For the year ended December 31,

2004, our rates upon renewal were down approximately 2.9%. The reduction in rates for 2004 was driven by our California business. Rates in California were decreased in 2004 to reflect the projected reduction in loss costs due to recently enacted legislative reform bills (A.B. 227/ S.B. 228).
Claims
      We believe we are particularly well qualified to handle multi-jurisdictional workers’ compensation claims. Our claims operation is organized around our unique product mix and customer needs. We believe that we can achieve quality claims outcomes because of our niche market focus, our local market knowledge and our superior claims handling practices. We have claims staff located in Seattle, Washington; Orange, California; Anchorage, Alaska; Honolulu, Hawaii; and Houston, Texas. We also maintain resident claim examiners in San Diego, California, South Carolina and Western Washington to better serve our client base.
      Our maritime claims are handled in our Seattle office. Upon completion of a thorough investigation, our maritime claims staff is able to promptly determine the appropriate jurisdiction for the claim and initiate benefit payments to the injured worker. We believe our ability to handle both USL&H Act and Jones Act claims in one integrated process results in reduced legal costs for our customers and improved benefit delivery to injured workers.
      Claims for our alternative dispute resolution product are handled in our Orange, California office. By centralizing these claims in one location, we have developed tailored claim handling processes, systems and procedures. We believe this claims centralization also results in enhanced focus and improved claims execution.
      Claims for our state act products are handled in our regional claims offices located in Anchorage, Alaska; Honolulu, Hawaii; Orange, California; and Houston, Texas. We believe in maintaining a local market presence for our claims handling process. Our regional claims staff has developed a thorough knowledge of the local medical and legal community, enabling them to make more informed claims handling decisions.
      We seek to maintain an effective claims management strategy through the application of sound claims handling practices. We are devoted to maintaining a quality, professional staff with a high level of technical proficiency. We practice a team approach to claims management, seeking to distribute each claim to the most appropriate level of technical expertise in order to obtain the best possible outcome. Our claims examiners are supported by claims assistants, at a ratio of approximately one claims assistant for every two claims examiners. Claims assistants perform a variety of routine tasks to assist our claims examiners. This support enables our claims examiners to focus on the more complex tasks associated with our unique products, including analyzing jurisdictional issues; investigating, negotiating and settling claims; considering causal connection issues; and managing the medical, disability, litigation and benefit delivery aspects of the claims process. We believe that it is critical for our claims professionals to have regular customer contact, to develop relationships with owners and risk management personnel of the maritime employer and to be familiar with the activities of the employer.
      Having a highly experienced claims staff with manageable work loads is an integral part of our business model. Our claims staff is experienced in the markets in which we compete. As of December 31, 2004, we had a total of 39 employees in our claims department, including 30 claims managers, examiners and representatives and nine support-level staff members.
      Our claims managers and examiners average 20 years of experience in the insurance industry and over 17 years of experience with workers’ compensation coverage. In addition, our in-house claims examiners maintain manageable work loads so they can more fully investigate individual claims, with each claims examiner handling, on average, 112 cases at one time, as of December 31, 2004.
      Our claims examiners are focused on early return to work, timely and effective medical treatment and prompt claim resolution. Newly-hired examiners are assigned to experienced supervisors who monitor all activity and decision-making to verify skill levels. Like our underwriting department, we use audits and

“authority letters” in our claims department to help ensure the quality of our claims decisions. The authority letters set forth the claims handling authority for each individual claims professional based on their level of experience and demonstrated knowledge of the product and market. We believe that our audits are a valuable tool in measuring execution against performance standards and the resulting impact on our business. Our home office audit function conducts an annual review of each claims office for compliance with our best claims handling practices, policies and procedures.
      Our claims staff also works closely with Marc B. Miller, M.D., our chief medical officer, to better manage medical costs. Our chief medical officer performs a variety of functions for us, including providing counsel and direction on cases involving complex medical issues and assisting with the development and implementation of innovative medical cost management strategies tailored to the unique challenges of our market niches.
      We have a modern electronic claims management system that we believe enables us to provide prompt, responsive service to our customers. We offer a variety of claim reporting options, including telephone, facsimile, e-mail and online reporting from our website.
      In those states where we do not have claims staff, we have made arrangements with local third party administrators to handle state act claims only. As of December 31, 2004, approximately 95% of our total claims were being handled in-house as opposed to being handled by third party administrators. To help ensure the appropriate level of claims expertise, we allow only our own claims personnel to handle maritime claims, regardless of where the claim occurs.
      Broadspire Services, a third party claims administrator, services a small book of claims for us which we acquired in the Acquisition. As of December 31, 2004, there were 257 open claims in the book of claims being serviced by Broadspire.
Loss Reserves
      We maintain amounts for the payment of claims and expenses related to adjusting those claims. Unpaid losses are estimates at a given point in time of amounts that an insurer expects to pay for claims which have been reported and for claims which have occurred but are unreported. We take into consideration the facts and circumstances for each claim file as then known by our claims department, as well as actuarial estimates of aggregate unpaid losses and loss expense.
      Our unpaid losses consist of case amounts, which are for reported claims, and amounts for claims that have been incurred but have not yet been reported as well as adjustments to case amounts for ultimate expected losses (sometimes referred to as IBNR). The amount of unpaid loss for reported claims is based primarily upon a claim-by-claim evaluation of coverage, liability or injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts for unreported claims and unpaid loss adjustment expenses are determined using historical information as adjusted to current conditions. Unpaid loss adjustment expense is intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. The amount of loss reserves is determined by us on the basis of industry information, historical loss information and anticipated future conditions. Because loss reserves are an estimate of the ultimate cost of settling claims, they are closely monitored by us on a quarterly basis. We have engaged an independent actuary for these quarterly reviews as well as to prepare a complete actuarial opinion at the end of each year concerning the adequacy of loss reserves.

Reconciliation of Loss Reserves
      The table below shows the reconciliation of our loss reserves and the loss reserves of our predecessor on a gross and net basis for the periods indicated, reflecting changes in losses incurred and paid losses.

	Company		Predecessor

		June 19, 2003	Nine Months
	Year Ended	(Inception) to	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2004	2003	2003	2002

	(In thousands)
Balance, beginning of year	$29,733	$—	$153,469	$166,342
Balance acquired at October 1, 2003	—	25,891	—	—
Less reinsurance recoverables:
From LMC	—	—	(100,670)	(114,247)
From unaffiliated reinsurers	(11,238)	(9,938)	(34,233)	(36,294)

Total recoverables	(11,238)	(9,938)	(134,903)	(150,541)

Net balance, beginning of year	18,495	15,953	18,566	15,801
Incurred related to:
Current year	53,594	3,024	26,895	13,324
Prior years	451	2,468	(1,500)	(8,332)
Receivable under adverse development cover	(385)	(2,468)	—	—

Total incurred	53,660	3,024	25,395	4,992

Paid related to:
Current year	(11,401)	(1,061)	(4,283)	(3,398)
Prior years	(5,493)	(1,889)	(3,706)	1,171

Total paid	(16,894)	(2,950)	(7,989)	(2,227)
Receivable under adverse development cover	385	2,468	—	—

Net balance, end of year	55,646	18,495	35,972	18,566

Plus reinsurance recoverables:
From LMC	—	—	87,677	100,670
From unaffiliated reinsurers	12,582	11,238	37,889	34,233

Total recoverables	12,582	11,238	125,566	134,903

Balance, end of period	$68,228	$29,733	$161,538	$153,469

      Our practices for determining loss reserves are designed to set amounts that in the aggregate are adequate to pay all claims at their ultimate settlement value. Our loss reserves are not discounted for inflation or other factors.
      The columns labeled “Company” in the above table include the development of the KEIC loss reserves from September 30, 2003 (the date of the Acquisition) through December 31, 2004. See the discussion under the heading “Our History” in this Item 1. Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies and had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In an effort to minimize our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition, we entered into various protective arrangements in connection with the Acquisition, including the adverse development cover and the collateralized reinsurance trust. See the discussion under the heading “Our History — Arrangements to Minimize Exposure” in this Item 1. For a discussion of the loss reserve development of KEIC’s loss reserves and related matters, see the discussion under the heading “KEIC Loss Reserves” in this Item 1.

SeaBright Insurance Company Loss Reserves
      SeaBright Insurance Company began writing insurance policies on October 1, 2003 and has claim activity for accident years 2003 and 2004. Reserves for this business were established at December 31, 2003 for $2.1 million. As of December 31, 2004, the re-estimated liability for those reserves was $2.8 million. The $0.7 million adverse development is due to the small base of claims and losses assumed from the National Council for Compensation Insurance pool.

KEIC Loss Reserves
      Shown below is the loss development related to KEIC policies written from 2000 through 2002. The last direct policy written by KEIC was effective in May 2002 and expired in May 2003. KEIC has claim activity in accident years 2000, 2001, 2002 and 2003. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2001 it was estimated that $14.5 million would be sufficient to settle all claims not already settled that had occurred prior to December 31, 2001, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, by December 31, 2004 (three years later) $8.1 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2001. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated.
      The “cumulative redundancy/(deficiency)” represents, as of December 31, 2004, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.
Analysis of KEIC Loss Reserve Development

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Gross liability as originally estimated:	$3,258	$14,458	$30,748	$27,677	$22,248
Gross cumulative payments as of:
One year later	723	7,525	(4,130)	6,815
Two years later	2,070	4,443	2,283
Three years later	1,438	8,107
Four years later	1,792
Gross liability re-estimated as of:
One year later	3,013	19,562	23,374	29,063
Two years later	3,426	17,523	23,321
Three years later	3,329	18,138
Four years later	3,235
Cumulative redundancy/(deficiency):	23	(3,680)	7,427	(1,386)
      Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies. As of September 30, 2003, the acquired book of business related to KEIC had gross reserves of $25.9 million and net reserves of $16.0 million. See the discussion under the heading “Our History — Arrangements to Minimize Exposure” in this Item 1. The gross and net liabilities re-

estimated as of December 31, 2004 are $32.2 million and $18.9 million, respectively. The adverse development on gross reserves of $6.3 million and net reserves of $2.9 million has been recorded subsequent to September 30, 2003. The adverse development on the net reserves is subject to the adverse development cover. See the discussion under the heading “Our History — Arrangements to Minimize Exposure” in this Item 1.
      As of December 31, 2004, the acquired book of business related to KEIC had gross reserves of $22.2 million. These reserves represent a potential liability to us if the protective arrangements that we have established prove to be inadequate. Our initial source of protection is our external reinsurance, which is described under the heading “Reinsurance” in this Item 1. The total reserves net of external reinsurance at December 31, 2004 are $11.5 million. The ceded reserves of $10.7 million are subject to collection from our external reinsurers. To the extent we are not able to collect on our reinsurance recoverables, these liabilities become our responsibility. See the discussion under the heading “Factors That May Affect Our Business, Future Operating Results and Financial Condition — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in this Item 1.
      The net reserves as of December 31, 2004 of $11.5 million are subject to the various protective arrangements that we entered into in connection with the Acquisition. These protective arrangements were established specifically for the purpose of minimizing our exposure to past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations in the event that LMC was subsequently placed into receivership or was otherwise unwilling or unable to satisfy its obligations to us. The protective arrangements we established include a commutation agreement, an adverse development cover, a collateralized reinsurance trust and a $4.0 million escrow. These protective arrangements, which are described in detail under the heading “Our History — Arrangements to Minimize Exposure,” are summarized as follows:

•	Under the commutation agreement, in order to help insulate us from the possibility that LMC may not continue to have the ability to make reinsurance payments to KEIC in the future, KEIC released LMC from reinsurance obligations to KEIC of approximately $13.0 million in exchange for an equivalent amount of cash and investments. Although LMC would have paid its obligations to KEIC over a period of several years if the reinsurance agreement between LMC and KEIC had remained in effect, the payment received by KEIC under the commutation agreement was on a dollar-for-dollar basis with no present value discount. This $13.0 million represented net reserves to KEIC and was added to the net reserves of approximately $3.0 million already carried by KEIC to arrive at the total net reserves of $16.0 million as of September 30, 2003.

•	Under the adverse development cover, we and LMC are required to indemnify each other with respect to developments in KEIC’s loss reserves as they existed at the date of the Acquisition. Accordingly, if KEIC’s loss reserves increase, LMC must indemnify us in the amount of the increase.

•	To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then-existing quarterly estimate of LMC’s total obligations under the adverse development cover. As of September 30, 2004, we had recorded a receivable of approximately $2.5 million for adverse loss development under the adverse development cover since the date of the Acquisition. In September 2004, we and LMC retained an independent actuary to determine the appropriate amount of loss reserves that are subject to the adverse development cover as of September 30, 2004. In accordance with the terms of the adverse development cover and the collateralized reinsurance trust, on December 23, 2004, LMC deposited into the trust account an additional approximately $3.2 million, resulting in a total balance in the trust account of approximately $4.8 million. We and LMC are currently reviewing the results of the final report received from the independent actuary in February 2005.

•	We also established an escrow account to hold $4.0 million of the purchase price for a period of two years following the Acquisition. These funds are available to us as security for the obligations of LMC and its affiliates under the commutation agreement, the adverse development cover, the collateralized reinsurance trust and the indemnification provisions of the purchase agreement.

      Due to the distressed financial condition of LMC and its affiliates, LMC is no longer writing new business and is now operating under a three-year run off plan which has been approved by the Illinois Department of Financial and Professional Regulation, Division of Insurance. If LMC is placed into receivership, various of the protective arrangements described above, including the adverse development cover, the collateralized reinsurance trust and the commutation agreement, could be adversely affected. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Department of Financial and Professional Regulation, Division of Insurance would have control of the assets of LMC. In addition, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover the $13.0 million payment made by LMC to us under the commutation agreement or the funds deposited by LMC into the collateralized reinsurance trust under applicable voidable preference or fraudulent transfer laws. See the discussion under the heading “Factors That May Affect Our Business, Future Operating Results and Financial Condition — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in this Item 1.
      If LMC is placed into receivership in the near future, we will be responsible for the amount of any adverse development of KEIC’s loss reserves in excess of the collateral that is currently available to us, including the $4.8 million on deposit under the collateralized reinsurance trust and the $4.0 million escrow. For example, if LMC is placed into receivership at a time when the amount on deposit in the collateralized reinsurance trust is deficient by $1.0 million, then the amount of adverse development that is not absorbed by the $4.8 million currently on deposit under the collateralized reinsurance trust will have to be taken from our $4.0 million escrow. If there is adverse development on KEIC’s loss reserves subsequent to the expiration of the $4.0 million escrow on October 1, 2005 and LMC is placed into receivership before addressing a deficiency in the collateralized reinsurance trust in accordance with the terms of the adverse development cover, we would have to absorb the amount of adverse development which exceeds the amount on deposit in the collateralized reinsurance trust. Because the $13.0 million that we received under the commutation agreement was not discounted for present value at the time of payment, the earnings on these funds, if any, will help us to absorb any adverse development on KEIC’s loss reserves in excess of amounts on deposit under the collateralized reinsurance trust and under the $4.0 million escrow. We believe that there are several factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver, but if a receiver is successful under applicable voidable preference and fraudulent transfer laws in recovering from us the collateral that we received in connection with the Acquisition, those funds would not be available to us to offset any adverse development in KEIC’s loss reserves. See the discussion under the heading “Our History — Issues Relating to a Potential LMC Receivership” in this Item 1.

Predecessor Loss Development
      Shown below is the loss development for business written by our predecessor each year from 1993 through September 30, 2003. Because SeaBright was only recently formed in September 2003, as described under the heading “Our History” in this Item 1, and because the table below shows the loss development only for business written by our predecessor, the primary significance of the table is to show how our senior management handled the loss reserves of our predecessor from the time that it took control of our predecessor’s book of business at the end of 1998. The table portrays the changes in our predecessor’s loss reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis. The loss development table does not reflect the loss development for business written by KEIC prior to the Acquisition.
      The first line of the table shows, for the years indicated, our predecessor’s gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 1996 it was estimated that $117.0 million would be sufficient to settle all claims not already settled that had occurred prior to December 31, 1996, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $117.0 million as of December 31, 1996, by September 30, 2003 (almost seven years later) $114.7 million had actually been paid in settlement of the claims which pertain to liabilities as of December 31, 1996. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated.
      The “cumulative redundancy/(deficiency)” represents, as of September 30, 2003, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.
Analysis of Predecessor Loss Reserve Development

	Year Ended December 31,

	1993		1994		1995		1996		1997		1998		1999		2000		2001		2002		2003

	($ in thousands)
Gross Liability as originally estimated:	123,092		119,691		112,807		117,003		114,152		145,047		207,817		186,343		166,342		153,469		161,538	*
Gross cumulative payments as of:
One year later	35,986		34,888		33,840		37,467		39,512		50,515		50,709		40,648		44,519		34,939	*
Two years later	59,056		58,286		55,451		61,950		69,571		84,365		76,690		69,669		67,064	*
Three years later	74,399		72,649		69,410		82,333		90,525		99,472		96,059		83,654	*
Four years later	83,236		82,235		82,921		97,998		99,040		112,292		106,814	*
Five years later	90,395		92,832		89,725		103,677		107,732		119,476	*
Six years later	97,700		98,052		93,948		110,821		112,248	*
Seven years later	101,463		101,036		98,178		114,740	*
Eight years later	104,142		103,938		101,470	*
Nine years later	106,745		106,485	*
Ten years later	108,979	*
Gross liability re-estimated as of:
One year later	126,076		121,746		115,477		118,750		133,688		190,595		194,563		168,320		146,898		152,178	*
Two years later	126,740		122,909		113,360		129,091		158,966		186,101		173,470		145,451		145,808	*
Three years later	125,052		118,947		119,234		151,412		161,078		171,872		155,115		142,226	*
Four years later	120,263		123,969		131,861		151,814		154,907		159,383		152,180	*
Five years later	124,929		132,899		132,133		149,471		146,790		156,395	*
Six years later	131,560		134,222		131,072		147,749		143,744	*
Seven years later	134,369		133,195		128,946		145,273	*
Eight years later	133,444		129,843		126,912	*
Nine years later	131,118		128,431	*
Ten years later	130,242	*

	Year Ended December 31,

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

	($ in thousands)
Cumulative redundancy/(deficiency)*:	(7,150)	(8,740)	(14,105)	(28,270)	(29,592)	(11,348)	55,637	44,117	20,534	1,291
% redundancy/(deficiency) reported as of:
One year later	(2)	(2)	(2)	(1)	(17)	(31)	6	10	12	1
Two years later	(3)	(3)	(0)	(10)	(39)	(28)	17	22	12
Three years later	(2)	1	(6)	(29)	(41)	(18)	25	24
Four years later	2	(4)	(17)	(30)	(36)	(10)	27
Five years later	(1)	(11)	(17)	(28)	(29)	(8)
Six years later	(7)	(12)	(16)	(26)	(26)
Seven years later	(9)	(11)	(14)	(24)
Eight years later	(8)	(8)	(13)
Nine years later	(7)	(7)
Ten years later	(6)

*	As of September 30, 2003
      On a gross basis, our predecessor’s records reflect significant increases in IBNR on December 31, 1998 and December 31, 1999. Gross loss reserves at December 31, 1999 were increased by $62.8 million to reflect management’s best estimates of the ultimate losses. As demonstrated in the above table, as of September 30, 2003, the December 31, 1997 re-estimated loss reserves were inadequate by $29.6 million. While the inadequacy was reduced by December 31, 1998, the re-estimated amounts were still inadequate by $11.3 million. By December 31, 1999 the re-estimated amounts were redundant by $55.6 million. The re-estimated redundancy declined to $44.1 million by December 31, 2000, and to $20.5 million by December 31, 2001. This fluctuation resulted primarily from the actions taken by our management team on the book of business that it took over in 1999. Our management team aggressively re-underwrote the book of business during the year and increased loss reserves by the end of 1999 to reflect its best estimate of the ultimate losses at that time. The decision to re-underwrite the book of business was based on findings by our management team that Eagle Pacific Insurance Company had written large amounts of new business by expanding into smaller premium size, severity-prone risks in Louisiana. This was not a class of business that had been traditionally underwritten by our predecessor in prior years and it caused a substantial and fundamental change in the portfolio of insured employers. Due to the nature of these new accounts, our management team believed that the accounts were subject to a greater volatility of risk than the core book of business of our predecessor, and initial loss reserve amounts were established reflecting this higher level of risk by the end of 1999. At December 31, 2002, an actuarial evaluation was performed for the 2002 and prior accident years, which concluded that the actual loss development on this business was not as great as had been expected. This, coupled with the more recent emphasis on writing larger, less volatile accounts using stricter underwriting standards, led our management to decrease the loss reserves for the prior accident years. Although the loss reserves have proven to be redundant, we believe the actions of management were prudent at the time and demonstrate management’s commitment to achieving adequate loss reserve levels as quickly as possible.
Investments
      We derive investment income from our invested assets. We invest our statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2004, the amortized cost of our investment portfolio was $104.8 million and the fair market value of the portfolio was $105.7 million.

      The following table shows the market values of various categories of invested assets, the percentage of the total market value of our invested assets represented by each category and the tax equivalent book yield based on market value of each category of invested assets as of December 31, 2004.

		Percent of
Category	Market Value	Total	Yield

	($ in thousands)
U.S. Treasury securities	$8,693	8.2%	3.0%
U.S. government sponsored agency securities	5,962	5.6	3.2
Corporate securities	20,927	19.8	4.0
Tax-exempt municipal securities	55,242	52.3	3.9
Mortgage pass-through securities	10,979	10.4	4.9
Collateralized mortgage obligations	1,167	1.1	3.6
Asset-backed securities	2,691	2.6	2.1

Total	$105,661	100.0%

      The average credit rating for our fixed maturity portfolio, using ratings assigned by Standard and Poor’s, was AA+ at December 31, 2004. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2004, as a percentage of total market value.

Percentage of
Total Market
Rating	Value

“AAA”	68.8%
“AA”	15.5
“A”	15.7

Total	100.0%

      The following table shows the composition of our investment portfolio by remaining time to maturity at December 31, 2004. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions.

	As of December 31, 2004

		Percentage of
		Total Market
Remaining Time to Maturity	Market Value	Value

	($ in thousands)
Due in one year or less	$7,659	7.2%
Due after one year through five years	13,193	12.5
Due after five years through ten years	56,319	53.3
Due after ten years	13,653	12.9
Securities not due at a single maturity date	14,837	14.1

Total investment securities available-for-sale	$105,661	100.0%

      Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment grade fixed income securities. Prior to March 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In February 2005, our investment policy was revised to allow for the investment of up to 2% of our investment portfolio in foreign fixed income securities. Prior to January 2005, our investment portfolio was managed exclusively by Prime Advisors, Inc., a registered investment advisory firm focused exclusively on managing investment grade fixed income securities for insurance companies. In January 2005, we engaged the registered investment advisory firm of Goldman, Sachs & Co. to manage approximately $74.8 million of proceeds from the initial public offering of our common stock. We pay Prime Advisors and Goldman, Sachs a variable fee based on assets under management. Our board of directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.
      We regularly review our portfolio for declines in value. If a decline in value is deemed temporary, we record the decline as an unrealized loss in accumulated other comprehensive income on our consolidated balance sheet. If the decline is deemed “other-than-temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statement of operations. As of December 31, 2004, we had an unrealized gain of $0.8 million on our invested assets. There were no other-than-temporary declines in the fair value of our securities at December 31, 2004.
Reinsurance
      We purchase reinsurance to reduce our net liability on individual risks and to protect against possible catastrophes. Reinsurance involves an insurance company transferring, or “ceding,” a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. The cost and limits of reinsurance we purchase can vary from year to year based upon the availability of quality reinsurance at an acceptable price and our desired level of retention. Retention refers to the amount of risk that we retain for our own account. In excess of loss reinsurance, losses in excess of the retention level up to the upper limit of the program, if any, are paid by the reinsurer.
      Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To protect us from the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies.

Our Excess of Loss Reinsurance Treaty Program
      Excess of loss reinsurance is reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the upper limit of the program reverts to the ceding company, or the company seeking reinsurance. The ceding company also bears the credit risk of a reinsurer’s insolvency. We entered into a new workers’ compensation and employers’ liability excess of loss reinsurance treaty program effective October 1, 2004, whereby our reinsurers are liable for 100% of the ultimate net losses in excess of $500,000 for the business we write, up to a $100.0 million limit. The agreements for the current reinsurance program expire on October 1, 2005, at which time we expect to renew the program. We have the right to terminate the reinsurers’ shares in the program under various circumstances including a downgrade in a reinsurer’s A.M. Best rating below “A-” (Excellent). The program provides coverage in several layers.
      The first layer affords coverage up to $500,000 for each loss occurrence in excess of $500,000 for each loss occurrence and applies to policies classified by us as workers’ compensation and employers’ liability business (including USL&H Act and Jones Act business) and maritime employers’ liability written or renewed through us. We retain losses of $500,000 for each loss occurrence. Under the first layer, our reinsurers will not be liable for losses with respect to intentional nuclear detonation, reaction, radiation or radioactive contamination or any intentional chemical or biological release. Under the first layer, we are required to pay our reinsurers a deposit premium of $5.7 million for the term of the agreement, to be paid in the amount of $1.425 million on the first day of each calendar quarter. Our reinsurers’ liability under the first layer will never exceed $500,000 in respect of any one loss occurrence and is further limited to $10.0 million during the term of the agreement by reason of any and all claims arising under the agreement. In order for coverage to attach under the first layer, we must report all losses to our reinsurers before October 1, 2015.
      The second layer affords coverage up to $4.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence and applies to policies classified by us as workers’ compensation and employers’ liability business (including USL&H Act and Jones Act business) and maritime employers’ liability written or renewed through us. The aggregate limit for all claims under the second layer is $16.0 million. In addition, under the second layer of reinsurance, there is a sub-limit of $8.0 million for losses caused by terrorism and a sub-limit of $4.0 million for losses caused by occupational disease or other disease or cumulative trauma. Under the second layer, we are required to pay our reinsurers a deposit premium of $4,320,232 for the term of the agreement, to be paid in the amount of $1,080,058 on the first day of each calendar quarter. In order for coverage to attach under the second layer, we must report all losses to our reinsurers before October 1, 2012.
      The third layer affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence and applies to policies classified by us as workers’ compensation and employers’ liability business (including USL&H Act and Jones Act business) and maritime employers’ liability in force, written or renewed through us. The third layer does not cover losses caused by any act of terrorism, as defined in the Terrorism Risk Insurance Act of 2002 (the “Terrorism Risk Act”). Under the third layer, we are required to pay our reinsurers a deposit premium of $1,542,940 for the term of the agreement, to be paid in the amount of $385,735 on the first day of each calendar quarter. Our reinsurers’ liability under the third layer will never exceed $5.0 million in respect of any one loss occurrence and is further limited to $15.0 million during the term of the agreement by reason of any and all claims arising under the agreement. In order for coverage to attach under the third layer, we must report all losses to our reinsurers before October 1, 2012.
      The fourth layer in our excess of loss reinsurance treaty program affords coverage up to $90.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence and applies to policies classified by us as workers’ compensation business, including USL&H Act business, in force, written or renewed through us. The fourth layer is divided into three sub-layers. The first sub-layer affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence, subject to an aggregate limit of $20.0 million. Under the first sub-layer, we are required to pay our reinsurers a deposit premium of $1,012,168 for the term of the agreement, to be paid in the amount of $253,042 on the first day of each calendar quarter. The second sub-layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence, subject to an aggregate limit of $60.0 million. Under the second sub-layer, we are required to pay our reinsurers a deposit premium of $1,234,352 for the term of the agreement, to be paid in the amount of $308,588 on the first day of each calendar quarter. The third sub-layer affords coverage up to $50.0 million for each loss occurrence in excess of $50.0 million for each loss occurrence, subject to an aggregate limit of $100.0 million. Under the third sub-layer, we are required to pay our reinsurers a deposit premium of $1,234,352 for the term of the agreement, to be paid in the amount of $308,588 on the first day of each calendar quarter. The fourth layer does not cover losses caused by any act of terrorism, as defined in the Terrorism Risk Act. In addition, the fourth layer does not cover loss sustained by commercial airline personnel on board the aircraft and arising while the aircraft is in flight or loss arising from professional sports teams. In order for coverage to attach under the fourth layer, we must report all losses to our reinsurers before October 1, 2012.
      Under each layer of our reinsurance treaty program, we may terminate any reinsurer’s share under the applicable agreement at any time by giving written notice to the reinsurer in the event certain specified circumstances occur, including (1) if the reinsurer’s policyholders’ surplus at the inception of the agreement has been reduced by more than 25% of the amount of surplus 12 months prior to that date, (2) if the reinsurer’s A.M. Best rating is downgraded below “A-” and/or its Standard & Poor’s rating is downgraded below “A-” or (3) if the reinsurer voluntarily ceases assuming new and renewal property and casualty treaty reinsurance business. Each layer of our reinsurance treaty program includes various exclusions in addition to the specific exclusions described above, including an exclusion for war in specified circumstances and an exclusion for reinsurance assumed. Under the first three layers of our reinsurance treaty program, we are required to pay to our reinsurers the pro rata share of the amount, if any, by which any financial assistance paid to us under the Terrorism Risk Act for acts of terrorism occurring during any one program year, combined with our total private-sector reinsurance recoveries for those acts of terrorism, exceeds the amount of insured losses paid by us for those acts of terrorism.
      Our current excess of loss reinsurance treaties are placed with Arch Reinsurance Company, rated “A-” (Excellent) by A.M. Best, Aspen Insurance UK Limited, rated “A” (Excellent) by A.M. Best, AXIS Specialty Ltd., rated “A” (Excellent) by A.M. Best, Endurance Specialty Insurance Ltd., rated “A” (Excellent) by A.M. Best, Hannover Rueckversicherung AG, rated “A” (Excellent) by A.M. Best, Hannover Re (Bermuda) Ltd, rated “A” (Excellent) by A.M. Best, syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best, Max Re Ltd., rated “A-” (Excellent) by A.M. Best, Odyssey America Reinsurance Corporation, rated “A” (Excellent) by A.M. Best and Platinum Underwriters Reinsurance, Inc., rated “A” (Excellent) by A.M. Best.
      The following is a summary of our top ten reinsurers, based on net amount recoverable, as of December 31, 2004.

		Net Amount
		Recoverable as of
	A.M. Best	December 31,
Reinsurer	Rating	2004

	(In thousands)
Argonaut Insurance Company	A	$4,588.3
Swiss Reinsurance Company	A+	2,986.6
General Reinsurance Corporation*	A++	1,595.7
Hannover Rueckversicherung AG*	A	1,415.6
Max Re Ltd.*	A-	439.5
Scor Reinsurance Company	B++	609.2
American Re-insurance Company	A+	560.3
Alea Europe Limited	A-	373.5
ACE Property & Casualty Insurance Company	A	342.3
Berkley Insurance Company	A	217.7

Total		$13,128.7

*	Participant in current excess of loss reinsurance treaty program or individual risk reinsurance placements.

Reinsurance Arrangements Established in Connection with Past Transactions
      In addition to the reinsurance program described above, we have existing reinsurance arrangements which were established in connection with past transactions into which we have entered. In March 2002, KEIC sold the assets and business of its commercial compensation specialty operation to Argonaut Insurance Company. In connection with the sale, KEIC entered into a reinsurance agreement effective March 31, 2002 with Argonaut pursuant to which KEIC ceded and Argonaut assumed a 100% quota share participation in the transferred insurance policies. Certain reinsurance-type arrangements, including the commutation agreement and the adverse development cover, were also established with LMC in connection with the Acquisition. See the discussion under the heading “Our History” in this Item 1.

Terrorism Reinsurance
      The Terrorism Risk Act is effective for the period from November 26, 2002 until December 31, 2005. The Terrorism Risk Act may provide us with reinsurance protection under certain circumstances and subject to certain limitations. The Secretary of the Treasury must certify an act for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. Losses arising from an act of terrorism must exceed $5.0 billion to qualify for reimbursement. If an event is certified, the federal government will reimburse losses not to exceed $100.0 billion in any year. Each insurance company is responsible for a deductible based on a percentage of direct earned premiums in the previous calendar year. For losses in excess of the deductible, the federal government will reimburse 90% of the insurer’s loss, up to the insurer’s proportionate share of the $100.0 billion. See the discussion under the heading “Regulation” in this Item 1. We did not pay a deductible for this program in 2003 or 2004 because we did not experience losses arising from an act of terrorism. As stated above, the second layer of our reinsurance program contains an $8.0 million sublimit for terrorism coverage and the third and fourth layers of our reinsurance program do not cover losses caused by an act of terrorism, as defined in the Terrorism Risk Act.
Competition
      We operate in niche markets where we believe we have few competitors with a similar focus. The insurance industry in general is highly competitive and there is significant competition in the national workers’ compensation industry. Competition in the insurance business is based on many factors, including perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the reputation and experience of the insurer and ratings assigned by independent rating organizations such as A.M. Best. Most of the insurers with which we compete have significantly greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future.
      While more than 300 insurance companies participate in the national workers’ compensation market, our competitors are relatively few in number because we operate in niche markets, and two of our primary competitors are non-domestic entities. Our primary competitors vary slightly depending on the type of product. For our maritime product, our primary competitors are AIG, Alaska National Insurance Company, American Longshore Mutual Association, Liberty Northwest, Majestic Insurance Company, Signal Mutual Indemnity Association Ltd. (based in Bermuda), Zurich and WFT, Inc. (based in London). For our ADR product, our primary competitors are AIG, Majestic Insurance Company, Zurich and the State Compensation Insurance Fund of California.
      We believe our competitive advantages are our strong reputation in our niche markets, our local knowledge in the markets where we operate, our specialized underwriting expertise, our client-driven claims and loss control service capabilities, our focus on niche markets, our loyal brokerage distribution, our low operating expense ratio and our customized systems. In addition to these competitive advantages, as discussed above, we offer our maritime customers regulated insurance coverage without the joint-and-several liability associated with coverage provided by offshore mutual organizations.
Ratings
      Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. We were assigned a letter rating of “A-” (Excellent) by A.M. Best following the completion of the Acquisition. An “A-” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.
Regulation

Holding Company Regulation
      As an insurance holding company, we, as well as SeaBright Insurance Company, our insurance company subsidiary, are subject to regulation by the states in which our insurance company subsidiary is domiciled or transacts business. SeaBright Insurance Company is domiciled in Illinois and is considered to be commercially domiciled in California. An insurer is deemed “commercially domiciled” in California if, during the three preceding fiscal years, or a lesser period of time if the insurer has not been licensed in California for three years, the insurer has written an average of more gross premiums in California than it has written in its state of domicile, and such gross premiums written constitute 33 percent or more of its total gross premiums written in the United States for such period. Pursuant to the insurance holding company laws of Illinois and California, SeaBright is required to register with the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance. In addition, SeaBright Insurance Company is required to periodically report certain financial, operational and management data to the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance. All transactions within a holding company system affecting an insurer must have fair and reasonable terms, charges or fees for services performed must be reasonable, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to regulators is required prior to the consummation of certain affiliated and other transactions involving SeaBright Insurance Company.

Changes of Control
      In addition, the insurance holding company laws of Illinois and California require advance approval by the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance of any change in control of SeaBright Insurance Company. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of SeaBright Insurance Company, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction.
      These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of SeaBright, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of SeaBright might consider to be desirable.

State Insurance Regulation
      Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. SeaBright Insurance Company is primarily subject to regulation and supervision by the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the power to grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and rates in some states; periodically examine financial statements;

determine the form and content of required financial statements; and periodically examine market conduct. On March 7, 2005, the Alaska Department of Community and Economic Development, Division of Insurance began the field portion of a limited scope market conduct examination of the underwriting in our Anchorage office. To date, we have not received a draft report from the Division.
      Detailed annual and quarterly financial statements and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The financial statements of SeaBright Insurance Company are subject to periodic examination by the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance.
      In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.

Federal Laws and Regulations
      As a provider of maritime workers’ compensation insurance, we are subject to the USL&H Act, which generally covers exposures on the navigable waters of the United States and in adjoining waterfront areas, including exposures resulting from loading and unloading vessels, and the Jones Act, which covers exposures at sea. We are also subject to regulations related to the USL&H Act and the Jones Act.
      The USL&H Act, which is administered by the U.S. Department of Labor, provides medical benefits, compensation for lost wages and rehabilitation services to longshoremen, harbor workers and other maritime workers who are injured during the course of employment or suffer from diseases caused or worsened by conditions of employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act. Several other statutes extend the provisions of the USL&H Act to cover other classes of private-industry workers. These include workers engaged in the extraction of natural resources from the outer continental shelf, employees on American defense bases, and those working under contracts with the U.S. government for defense or public-works projects, outside of the continental United States. Our authorizations to issue workers’ compensation insurance from the various state departments of insurance regulating SeaBright Insurance Company are augmented by our U.S. Department of Labor certificates of authority to ensure payment of compensation under the USL&H Act and extensions of the USL&H Act, including the OCSLA and the Nonappropriated Fund Instrumentalities Act. This coverage, which we write as an endorsement to workers’ compensation and employers liability insurance policies, provides employment-injury and occupational disease protection to workers who are injured or contract occupational diseases occurring on the navigable waters of the United States, or in adjoining areas, and for certain other classes of workers covered by the extensions of the USL&H Act.
      The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with the right to seek compensation for injuries resulting from the negligence of their employers or co-workers during the course of their employment on a ship or vessel. In addition, an injured offshore worker may make a claim against a vessel owner on the basis that the vessel was not seaworthy. Our authorizations to issue workers’ compensation insurance from the various state departments of insurance regulating SeaBright Insurance Company allow us to write Jones Act coverage for our maritime customers. We are not required to have a certificate from the U.S. Department of Labor to write Jones Act coverage.
      We also offer extensions of coverage under the OCSLA, a federal workers’ compensation act that provides workers’ compensation coverage for the death or disability of an employee resulting from any injury occurring as a result of working on an off-shore drilling platform on the Outer Continental Shelf, where required by a prospective policyholder.

Privacy Regulations
      In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. A recent NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiary has established procedures to comply with the Gramm-Leach-Bliley related privacy requirements.

Federal and State Legislative and Regulatory Changes
      From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.
      On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Act was enacted. The Terrorism Risk Act is designed to ensure the availability of insurance coverage for losses resulting from acts of terror in the United States of America. This law established a federal assistance program through the end of 2005 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, any terrorism exclusions in policies in force prior to the enactment of the Terrorism Risk Act are void and, absent authorization or failure of the insured to pay increased premiums resulting from the terrorism coverage, we are prohibited from adding certain terrorism exclusions to the policies written by SeaBright Insurance Company. Although SeaBright Insurance Company is protected by federally funded terrorism reinsurance as provided for in the Terrorism Risk Act, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. Potential future changes to the Terrorism Risk Act, including a decision by Congress not to extend it past December 31, 2005, could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.
      Collectively bargained workers’ compensation insurance programs in California were enabled by S.B. 983, the workers’ compensation reform bill passed in 1993, and greatly expanded by the passage of S.B. 228 in 2003. Among other things, this legislation amended the California Labor Code to include the specific requirements for the creation of an alternative dispute resolution program for the delivery of workers’ compensation benefits. The passage of S.B. 228 made these programs available to all unionized employees, where previously they were available only to unionized employees in the construction industry.

      Our workers’ compensation operations are subject to legislative and regulatory actions. In California, where we have our largest concentration of business, significant workers’ compensation legislation was enacted twice in recent years. Effective January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. Benefits were increased by an average of approximately 6% in 2003, followed by further increases of approximately 7% in 2004 and will be increased by a further 2% in 2005. In September 2003 and April 2004, workers’ compensation legislation was enacted in California with the principal objective of reducing costs. The legislation contains provisions which primarily seek to reduce medical costs and does not directly impact indemnity payments to injured workers. The principal changes in the legislation that impact medical costs are as follows: 1) a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment; 2) a limitation on the number of chiropractor or physical therapy office visits; 3) the introduction of medical utilization guidelines; 4) a requirement for second opinions on certain spinal surgeries; and 5) a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician. The major risk factor associated with these recent legislative changes is whether the current rates we are using for our workers’ compensation policies are justified by the estimated savings in the legislation.

The National Association of Insurance Commissioners
      The NAIC is a group formed by state Insurance Commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (the “Model Laws”) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance have adopted these codified statutory accounting practices.
      Illinois and California have also adopted laws substantially similar to the NAIC’s “risk based capital” (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These RBC requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2004, the capital and surplus of SeaBright Insurance Company exceeded the minimum Authorized Control Level of RBC.
      The NAIC’s Insurance Regulatory Information System (“IRIS”) key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. The 2004 IRIS results for SeaBright Insurance Company showed four results outside the “usual” range for such ratios, as such range is determined by the NAIC. These results were attributable to various factors. For example, one IRIS ratio measures a company’s “change in net writings.” This IRIS ratio is not considered “usual” if a company’s net premiums written fluctuates upward or downward by 33% or more in any given year. Following the contribution of approximately $30.0 million to SeaBright Insurance Company’s surplus at the time of the Acquisition and the new business plan of our management team, our net premiums written for 2004 increased by more than 33% compared to the sum of the net premiums written by KEIC during the nine months ended September 30, 2003 and the net premiums written by SeaBright Insurance Company during the three months ended December 31, 2003. This increase in net premiums written caused our “change in net writings” IRIS ratio for 2004 to fall outside of the “usual” range. Another IRIS ratio measures a company’s “change in policyholders’ surplus.” This IRIS ratio is not considered “usual” if a company’s surplus is reduced by more than 10% or increased by more than 50% in any given year. Due to the issuance of $12.0 million in surplus notes and a contribution of approximately $5.2 million to SeaBright Insurance Company’s surplus, our “change in policyholders’ surplus” IRIS Ratio fell outside the “usual” range. SeaBright Insurance Company’s 2004 IRIS results for “Investment Yield” was outside the “usual” range as a result of significant investments in tax-exempt securities. The Company’s “Two-Year Reserve Development to Policyholders’ Surplus” was outside the “usual” range as a result of adverse development on the unpaid loss and loss adjustment expenses acquired in the Acquisition. This adverse development is protected under the adverse development cover and collateralized reinsurance trust agreements discussed under the heading “Our History — Arrangements to Minimize Exposure” in this Item 1.

Dividend Limitations
      SeaBright Insurance Company’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Illinois and California. The insurance holding company laws in these states require that ordinary dividends be reported to the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance prior to payment of the dividend and that extraordinary dividends be submitted for prior approval. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 10% of its statutory policyholders’ surplus as of the preceding year end or the net income of the company for the preceding year. Statutory policyholders’ surplus, as determined under statutory accounting principles, is the amount remaining after all liabilities, including loss and loss adjustment expenses, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state insurance regulator to be recognized on the statutory balance sheet. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments will be permitted.

Statutory Accounting Practices
      Statutory accounting practices (“SAP”) are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
      Generally accepted accounting principles (“GAAP”) are concerned with a company’s solvency, but such principles are also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.
      Statutory accounting practices established by the NAIC and adopted, in part, by the Illinois and California regulators, determine, among other things, the amount of statutory surplus and statutory net income of SeaBright Insurance Company and thus determine, in part, the amount of funds it has available to pay dividends to us.

Guaranty Fund Assessments
      In Illinois, California and in most of the states where SeaBright Insurance Company is licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
      Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to SeaBright Insurance Company at some future date. At this time we are unable to determine the impact, if any, such assessments may have on the financial position or results of operations of SeaBright Insurance Company. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

PointSure
      The brokerage and third party administrator activities of PointSure are subject to licensing requirements and regulation under the laws of each of the jurisdictions in which it operates. PointSure is authorized to act as an agent under firm licenses or licenses held by one of its officers in 47 states and the District of Columbia. PointSure’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. PointSure therefore devotes significant effort toward maintaining its licenses to ensure compliance with a diverse and complex regulatory structure.
      Licensing laws and regulations vary from state to state. In all states, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, PointSure follows practices based on interpretations of laws and regulations generally followed by the industry, which may prove to be different from the interpretations of regulatory authorities.
Employees
      As of December 31, 2004, we had 117 full-time equivalent employees. We have employment agreements with some of our executive officers, which are described under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Part III, Item 11 of this annual report. We believe that our employee relations are good.
Directors, Executive Officers and Key Employees
      Our directors, officers and key employees are discussed in Part III, Item 10 of this annual report.
Corporate Website
      Through our Internet website at www.sbic.com, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). A copy of the materials will be mailed to you free of charge upon request to SeaBright Insurance Holdings, Inc., Investor Relations, 2101 4th Avenue,

Suite 1600, Seattle, WA 98121. The following corporate governance materials are also available on the Company’s website.

•	Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters;

•	Code of Ethics for Senior Financial Employees;

•	Conflict of Interest & Code of Conduct Policy; and

•	Insider Trading Policy.
      If we waive any material provision of our Code of Ethics for Senior Financial Employees or substantively change the code, we will disclose that fact on our website within four business days of the waiver or change.
Note on Forward-Looking Statements
      Some of the statements in this Item 1, including statements under the heading “Factors That May Affect Our Business, Future Operating Results and Financial Condition,” some of the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report and statements elsewhere in this annual report, may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
      All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	the effects of acts of terrorism or war;

•	developments in financial and capital markets that adversely affect the performance of our investments;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	our dependency on a concentrated geographic market;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	decreased demand for our insurance products;

•	loss of the services of any of our executive officers or other key personnel;

•	the effects of mergers, acquisitions and divestitures that we may undertake;

•	changes in rating agency policies or practices;

•	changes in legal theories of liability under our insurance policies;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation and other factors.
      The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this annual report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
      If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statements you read in this annual report reflect our views as of the date of this annual report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. Before making an investment decision, you should carefully consider all of the factors identified in this annual report that could cause actual results to differ.
Factors That May Affect Our Business, Future Operating Results and Financial Condition
      You should carefully consider the risks described below, together with all of the other information included in this annual report. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “Note on Forward-Looking Statements” in this Item 1.
Risks Related to Our Business

Our loss reserves are based on estimates and may be inadequate to cover our actual losses.
      If we fail to accurately assess the risks associated with the businesses that we insure, our loss reserves may be inadequate to cover our actual losses and we may fail to establish appropriate premium rates. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made, with increases in our loss reserves resulting in a charge to our earnings.
      Our loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which we refer to as severity trends, including the increasing level of medical, legal and rehabilitation costs, and costs associated with fraud or other abuses of the medical claim process. If there are unfavorable changes in severity trends, we may need to increase our loss reserves, as described above.

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California, Hawaii and Alaska. Any single catastrophe or other condition affecting losses in these states could adversely affect our results of operations.
      Our business is concentrated in California (62.1% of direct premiums written for the year ended December 31, 2004), Alaska (12.7% of direct premiums written for the same period) and Hawaii (8.3% of direct premiums written for the same period). Accordingly, unfavorable business, economic or regulatory conditions in those states could negatively impact our business. For example, California, Hawaii and Alaska are states that are susceptible to severe natural perils, such as tsunamis, earthquakes and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in those states. Although geographic concentration has not adversely affected our business in the past, we may in the future be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. This concentration of our business could have a material adverse effect on our financial condition or results of operations.

If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected.
      We buy reinsurance protection to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. We currently participate in a workers’ compensation and employers’ liability excess of loss reinsurance treaty program covering all of the business that we write pursuant to which our reinsurers are liable for 100% of the ultimate net losses in excess of $500,000 for the business we write, up to a $100.0 million limit. The treaty program provides coverage in several layers. See the discussion under the heading “Reinsurance” in this Item 1. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. For example, the second layer of our current excess of loss reinsurance treaty program provides for a sub-limit on our reinsurers’ maximum liability in the amount of $8.0 million for losses caused by acts determined by the U.S. Office of Homeland Security to be terrorist acts, and the third and fourth layers of our reinsurance program expressly do not cover losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Because of these sub-limits and exclusions, which are common in the wake of the events of September 11, 2001, we have significantly greater exposure to losses resulting from acts of terrorism. The incurrence of higher reinsurance costs and more restrictive terms could materially adversely affect our business, financial condition and results of operations.
      The agreements for our current workers’ compensation excess of loss reinsurance treaty program expire on October 1, 2005. Although we currently expect to renew the program upon its expiration, any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. We have not experienced difficulty in qualifying for or obtaining sufficient reinsurance to appropriately cover our risks in the past. We currently have 10 reinsurers participating in our excess of loss reinsurance treaty program, and believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require. However, it is possible that one or more of our current reinsurers could cancel participation, or we could find it necessary to cancel the participation of one of our reinsurers, in our excess of loss reinsurance treaty program. In either of those events, if our reinsurance broker is unable to spread the cancelled or terminated reinsurance among the remaining reinsurers in the program, we estimate that it could take approximately one to three weeks to identify and negotiate appropriate documentation with a replacement reinsurer. During this time, we would be exposed to an increased risk of loss, the extent of which would depend on the volume of cancelled reinsurance.

      In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience these problems in the future, our costs would increase and our revenues would decline. As of December 31, 2004, we had $13.5 million of amounts recoverable from our reinsurers that we would be obligated to pay if our reinsurers failed to pay us.

The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.
      Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

•	place limitations on our ability to transact business with our affiliates;

•	regulate mergers, acquisitions and divestitures involving our insurance company subsidiary;

•	require SeaBright Insurance Company and PointSure to comply with various licensing requirements and approvals that affect our ability to do business;

•	approve or reject our policy coverage and endorsements;

•	place limitations on our investments and dividends;

•	set standards of solvency to be met and maintained;

•	regulate rates pertaining to our business;

•	require assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies;

•	require us to comply with medical privacy laws; and

•	prescribe the form and content of, and examine, our statutory financial statements.
      For example, our ability to transact business with our affiliates and to enter into mergers, acquisitions and divestitures involving our insurance company subsidiary is limited by the requirements of the insurance holding company laws of Illinois and California. To comply with these laws, we are required to file notices with the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance to seek their respective approvals at least 30 days before engaging in any intercompany transactions, such as sales, purchases, exchanges of assets, loans, extensions of credit, cost sharing arrangements and extraordinary dividends or other distributions to shareholders. Under these holding company laws, any change of control transaction also requires prior notification and approval. Because these governmental agencies may not take action or give approval within the 30 day period, these notification and approval requirements may subject us to business delays and additional business expense. If we fail to give these notifications, we may be subject to significant fines and penalties and damaged working relations with these governmental agencies.
      In addition, workers’ compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. For example, in California, on January 1, 2003, workers’ compensation legislation became effective that provides for increases in the benefits payable to injured workers. Also, in California, workers’ compensation legislation intended to reduce certain costs was enacted in September 2003 and April 2004. Among other things, this legislation established an independent medical review process for resolving medical disputes, tightened standards for determining impairment ratings by applying specific medical treatment guidelines, capped temporary total disability payments to 104 weeks from first payment and enables injured workers to access immediate medical care up to $10,000 but requires them to get medical care through a network of doctors chosen by the employer. The implementation of these reforms affects the manner in which we coordinate medical care costs with employers and the manner in which we oversee treatment plans.
      Our business is also affected by federal laws, including the USL&H Act, which is administered by the Department of Labor, and the Merchant Marine Act of 1920, or Jones Act. See the discussion under the heading “Regulation” in this Item 1. The USL&H Act contains various provisions affecting our business, including the nature of the liability of employers of longshoremen, the rate of compensation to an injured longshoreman, the selection of physicians, compensation for disability and death and the filing of claims. Currently, builders of recreational boats over 65 feet in length are subject to the USL&H Act. A proposed amendment to the USL&H Act would eliminate builders of recreational boats from the reach of the USL&H Act. If this proposed amendment is adopted, we expect that we would lose a total of approximately $3.0 million in annual direct written premium from policies currently providing USL&H Act coverage. The proposed amendment would not have a material impact on our policies providing coverage under the Jones Act, which gives certain employees at sea the right to sue their employers if such employees are injured.
      In addition, we are impacted by the Terrorism Risk Act, as discussed earlier, and by the Gramm Leach Bliley Act of 2002 related to disclosure of personal information. Moreover, changes in federal tax laws could also impact our business.
      This extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we might desire to increase our profitability. In addition, we may be unable to maintain all required approvals or comply fully with the wide variety of applicable laws and regulations, which are continually undergoing revision, or the relevant authority’s interpretation of such laws and regulations.

A downgrade in the A.M. Best rating of our insurance subsidiary could reduce the amount of business we are able to write.
      Rating agencies rate insurance companies based on each company’s ability to pay claims. Our insurance company subsidiary currently has a rating of “A-” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold or sell any of our securities. Our competitive position relative to other companies is determined in part by our A.M. Best rating. We believe that our business is particularly sensitive to our A.M. Best rating because we focus on larger customers which tend to give substantial weight to the A.M. Best rating of their insurers. We expect that any reduction in our A.M. Best rating below “A-” would cause a reduction in the number of policies we write and could have a material adverse effect on our results of operations and our financial position.

The effects of emerging claim and coverage issues on our business are uncertain.
      As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued. For example, the number or nature of existing occupational diseases may expand beyond our expectation. In addition, medical costs associated with permanent and partial disabilities may inflate more rapidly or higher than we currently expect. Expansions of this nature may expose us to more claims than we anticipated when we wrote the underlying policy.

Intense competition could adversely affect our ability to sell policies at rates we deem adequate.
      In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Our principal competitors include American International Group, Inc. (“AIG”), Majestic Insurance Company, Alaska National Insurance Company, Signal Mutual Indemnity Association Ltd., Zurich and the State Compensation Insurance Fund of California. Based on our internal calculations using information available to us, we estimate that the State Compensation Insurance Fund of California, AIG, Zurich and Signal Mutual Indemnity Association Ltd. have approximate market shares in the niche markets in which we operate of 16%, 9%, 5% and 1%, respectively. We also estimate, based on these internal calculations, that Majestic Insurance Company and Alaska National Insurance Company have market shares of less than 1% in our targeted niche markets. We estimate our own market share in our targeted niche markets to be approximately 1%. Many of our competitors have substantially greater financial and marketing resources than we do, and some of our competitors, including the State Compensation Insurance Fund of California, benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California or AIG.
      In addition, our competitive advantage may be limited due to the small number of insurance products that we offer. Some of our competitors, such as AIG, have additional competitive leverage because of the wide array of insurance products that they offer. For example, it may be more convenient for a potential customer to purchase numerous different types of insurance products from one insurance carrier. We do not offer a wide array of insurance products due to our targeted market niches, and we may lose potential customers to our larger more diverse competitors as a result.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.
      Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, United States participation in hostilities with other countries and large-scale acts of terrorism may adversely affect the economy generally, and our investment income could decrease. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the capital markets, and, consequently, the value of the securities we own. Any significant decline in our investment income as a result of rising interest rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders’ equity and our policyholders’ surplus.
      The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders’ equity.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.
      Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our senior management team and key employees, consisting of John G. Pasqualetto, Chairman, President and Chief Executive Officer; Richard J. Gergasko, Executive Vice President; Joseph S. De Vita, Senior Vice President, Chief Financial Officer and Assistant Secretary; Richard W. Seelinger, Senior Vice President — Claims; Marc B. Miller, M.D., Senior Vice President and Chief Medical Officer; Jeffrey C. Wanamaker, Vice President — Underwriting; D. Drue Wax, Senior Vice President, General Counsel and Secretary; James L. Borland, III, Vice President and Chief Information Officer; M. Philip Romney, Vice President — Finance, Principal Accounting Officer and Assistant Secretary; and Chris A. Engstrom, President — PointSure. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. Many of our principal employees possess skills and extensive experience relating to our market niches. Were we to lose any of these employees, it may be challenging for us to attract a replacement employee with comparable skills and experience in our market niches. We have employment agreements with some of our executive officers, which are described under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Part III, Item 11 of this annual report. We do not currently maintain key man life insurance policies with respect to any member of our senior management team or other employees.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.
      Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and loss reserves at levels sufficient to cover losses. To the extent that the funds generated by this offering are insufficient to support future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or curtail our growth. We believe that the net proceeds to us from the initial public offering of our common stock, completed in January 2005, will satisfy our capital requirements for the foreseeable future. However, because the timing and amount of our future needs for capital will depend on our growth and profitability, we cannot provide any assurance in that regard. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those applicable to our existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition or results of operations could be materially adversely affected.

Our status as an insurance holding company with no direct operations could adversely affect our ability to pay dividends in the future.
      SeaBright is a holding company that transacts its business through its operating subsidiaries, SeaBright Insurance Company and PointSure. Our primary assets are the stock of these operating subsidiaries. Our ability to pay expenses and dividends depends, in the long run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payment of dividends by SeaBright Insurance Company is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. SeaBright Insurance Company is required to report any ordinary dividends to the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance prior to the payment of the dividend. In addition, SeaBright Insurance Company is not authorized to pay any extraordinary dividends to SeaBright under Illinois or California insurance laws without prior regulatory approval from the Illinois

Department of Financial and Professional Regulation, Division of Insurance or the California Department of Insurance. See the discussion under the heading “Regulation — Dividend Limitations” in this Item 1. As a result, at times, we may not be able to receive dividends from SeaBright Insurance Company and we may not receive dividends in amounts necessary to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our board of directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our board of directors considers relevant. Currently, we do not intend to pay dividends on our capital stock.

We rely on independent insurance brokers to distribute our products.
      Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of approximately 74 licensed insurance brokers. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors, including AIG and Zurich, offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

We have a limited operating history as a stand-alone entity and may experience difficulty in transitioning to an independent public company.
      We commenced operations in October 2003 after acquiring KEIC, the renewal rights from, and substantially all of the operating assets, systems and employees of, the Eagle Entities and PointSure, a wholesale insurance broker and third party claims administrator affiliated with the Eagle Entities. See the discussion under the heading “Our History” in this Item 1. Although our management team is the same management team that operated the Eagle Entities and PointSure for approximately five years prior to the Acquisition, we have a limited operating history as a stand-alone entity and do not have the same resources available to us that the Eagle Entities and PointSure had prior to the Acquisition. Accordingly, our future results of operations or financial condition as a stand-alone entity may vary from the results realized by the Eagle Entities and PointSure prior to the Acquisition. An investor in our common stock should consider that our history as a stand-alone entity is relatively short and that there is a limited basis for evaluating our performance.
      In addition, upon completion of our initial public offering in January 2005, we became a publicly traded company and are now responsible for complying with the various federal and legal regulatory requirements applicable to public companies. We will incur increased costs as a result of being a public company, particularly in light of recently enacted and proposed changes in laws, regulations and listing requirements, including those related to the Sarbanes-Oxley Act of 2002. Our business and financial condition may be adversely affected if we are unable to effectively manage these increased costs.

Assessments and other surcharges for guaranty funds and second injury funds and other mandatory pooling arrangements may reduce our profitability.
      Virtually all states require insurers licensed to do business in their state to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments that are expected to continue in the future as a result of insolvencies. Assessments are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. See the discussion under the heading “Regulation” in this Item 1. Accordingly, the assessments levied on us may increase as we increase our premiums written. Many states also have laws that established second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury, which are funded by either assessments based on paid losses or premium surcharge mechanisms. For example, Alaska requires insurers to contribute to its second injury fund annually an amount equal to the compensation the injured employee is owed multiplied by a contribution rate based on the fund’s reserve rate. In addition, as a condition of the ability to conduct business in some states, including California, insurance companies are required to participate in mandatory workers’ compensation shared market mechanisms or pooling arrangements, which provide workers’ compensation insurance coverage from private insurers. Although we price our products to account for the obligations that we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, our prices may not fully account for our liabilities under pooling arrangements, which may cause a decrease in our profits. In 2004, we recorded a net loss of approximately $311,000 for our required participation in these pooling arrangements from October 1, 2003 through December 31, 2004 in Alaska, Arizona, Nevada and Oregon. As we write policies in new states that have pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the insolvency of other insurers in these pooling arrangements would likely increase the liability for other members in the pool. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws.
      The assets that SeaBright acquired in the Acquisition were acquired from LMC, and certain of its affiliates. LMC and its insurance company affiliates are currently operating under a three-year “run off” plan approved by the Illinois Department of Financial and Professional Regulation, Division of Insurance. “Run off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run off plan, LMC will attempt to buy back some of its commercial line policies and institute aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders. According to LMC’s statutory financial statements as of and for the year ended December 31, 2004, LMC had a statutory surplus of $171.4 million, a decrease of approximately $31.0 million from its surplus of $202.4 million as of December 31, 2003. On an operating basis, LMC lost approximately $66.0 million in the year ended December 31, 2004. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. See the discussion under the heading “Our History” in this Item 1. In the event LMC is placed into receivership, our business could be adversely affected in the following ways.

•	A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements. Our projected revenue under these agreements is approximately $1.5 million in 2005 and $0.9 million in 2006.

•	As discussed under the heading “Our History” in this Item 1, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or

(b) 102% of the then-existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. At December 31, 2004, the liability of LMC under the adverse development cover was approximately $2.9 million. LMC initially funded the trust account with $1.6 million to support its obligations under the adverse development cover. In September 2004, we and LMC retained an independent actuary to determine the appropriate amount of loss reserves that are subject to the adverse development cover as of September 30, 2004. In accordance with the terms of the protective arrangements that we have established with LMC, on December 23, 2004, LMC deposited into a trust account an additional approximately $3.2 million, resulting in a total balance in the trust account of approximately $4.8 million. We and LMC are currently reviewing the results of the final report received from the independent actuary in February 2005. If LMC is placed in receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Department of Financial and Professional Regulation, Division of Insurance would have control of the assets of LMC.

•	Some of our customers are insured under Eagle insurance policies that we service pursuant to the claims administration servicing agreement described above. Although SeaBright is a separate legal entity from LMC and its affiliates, including Eagle, Eagle’s policyholders may not readily distinguish SeaBright from Eagle and LMC if those policies are not honored in the event LMC is found to be insolvent and placed into court-ordered liquidation. If that were to occur, our market reputation and credibility and ability to renew the underlying policies could be adversely affected.

•	In connection with the Acquisition, LMC and its affiliates made various transfers and payments to SeaBright, including approximately $13.0 million under the commutation agreement and approximately $4.8 million to fund the collateralized reinsurance trust. In the event that LMC is placed into receivership, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover these payments under applicable voidable preference and fraudulent transfer laws.

Risks Related to Our Industry

Recent investigations into insurance brokerage practices could cause volatility in our stock and adversely affect our business.
      On October 14, 2004, the Attorney General of the State of New York filed a well-publicized civil complaint against a large insurance broker concerning, among other things, allegations that so-called contingent commissions conflicted with the broker’s duties to customers, that the broker steered unsuspecting commercial clients to insurers with which the broker had lucrative contingent commission arrangements, and that the broker and several insurers for whom it produced business engaged in bid-rigging in connection with insurance premium quotes for commercial property and casualty insurance. According to press reports, the New York Attorney General’s investigation of the insurance industry has expanded to include tying practices in connection with the purchase of reinsurance through brokers as well as brokerage commissions paid in connection with producing group life and health insurance business. As a result of the complaint and the attendant publicity and expectations that the New York Attorney General’s investigation will include additional companies and practices, and because other states’ attorneys general and insurance regulators have also initiated their own investigation of industry practices relating to broker compensation, stock prices of companies in the insurance industry have experienced substantial volatility and may experience continued volatility for the foreseeable future.
      The Illinois Department of Financial and Professional Regulation, Division of Insurance is among the regulators investigating insurance industry practices in the wake of the New York Attorney General’s investigation. Our insurance company subsidiary, which is incorporated in Illinois, has received and responded to a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance requesting answers to interrogatories and production of certain documents relating to the Department’s investigation of producer compensation arrangements. We have been informed that these inquiries were made to all domestic Illinois insurers and major brokerages who transact business in Illinois. We anticipate that officials from other jurisdictions in which we do business may also initiate investigations into similar matters and, accordingly, we could receive additional subpoenas and requests for information with respect to these matters. The volatility caused by the many developments relating to broker compensation may affect the price of our stock regardless of our practices in dealing with brokers.
      Additionally, proposed legislation or new regulatory requirements are expected to be imposed on the insurance industry and will impact our business and the manner in which we compensate our brokers. On December 29, 2004, the National Association of Insurance Commissioners (the “NAIC”) approved model producer compensation amendments to the model Producer Licensing Act. The brokerage provision is based on a producer: (1) receiving compensation from the customer or (2) representing the customer in the placement of the business. The producer is required to obtain the customer’s consent in order to receive compensation from the insurer and to disclose the amount of that compensation or, if that is not known, the method by which compensation will be determined with a reasonable estimate of the amount, where possible. In the agent provision, which also may apply to some brokerage situations, the producer must disclose to the customer that the producer will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. The NAIC also directed the Executive Task Force on Broker Activities to give further consideration to the development of additional requirements for recognition of a fiduciary responsibility of producers, disclosure of all quotes received by a broker and disclosures relating to agent-owned reinsurance arrangements. On March 14, 2005, the NAIC received comments in a public hearing on these additional requirements and extended to March 22, 2005 its invitation for written responses to questions raised. Such questions included what types of financial or other interests in an insurer or reinsurer should a producer be required to disclose at the time of the transaction, and whether insurance companies should be required to state all compensation paid to a producer on all quote letters and declaration pages of policies.
      The California Department of Insurance has also proposed new regulations concerning brokers. If adopted as currently written, the regulations would apply to all insurance transactions, would impose a fiduciary duty on the broker with respect to its client and would require brokers to disclose to clients the receipt or potential receipt of any income from a third party if that income derives from the broker’s transaction with the client. In addition, the Oregon Department of Consumer and Business Services, Insurance Division is considering new regulations that would require written agreements between insurance producers and prospective insureds and written agreements between wholesale insurance producers and their retail sub-producers to contain detailed disclosures about services fees charged.
      Although PointSure, our in-house wholesale broker, currently provides disclosure to its customers regarding any contingent compensation arrangements it may receive, PointSure may become subject to additional disclosure requirements under the proposed regulations, and it is unclear how these regulations, which primarily target retail brokers, will be applied to wholesale brokers. The New York Attorney General’s investigation and all developing regulatory responses related to the investigation represent an evolving area of law, and we cannot, at this point, predict its consequences for the industry or for us.

We may face substantial exposure to losses from terrorism for which we are required by law to provide coverage.
      Under our workers’ compensation policies, we are required to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Terrorism Risk Act, the risk of severe losses to us from acts of terrorism has not been eliminated because, as discussed above, our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Accordingly, events may not be covered by, or may exceed the capacity of, our reinsurance protection. Thus, any acts of terrorism could materially adversely affect our business and financial condition.

The threat of terrorism and military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our investment portfolio.
      The threat of terrorism, both within the United States and abroad, and military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States and abroad, as well as loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause a decrease in our stockholders’ equity, net income and/or revenue. The effects of these changes may result in a decrease in our stock price. In addition, some of the assets in our investment portfolio may be adversely affected by declines in the bond markets and declines in economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.
      We cannot predict at this time whether and the extent to which industry sectors in which we maintain investments may suffer losses as a result of potential decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.
      We can offer no assurances that terrorist attacks or the threat of future terrorist events in the United States and abroad or military actions by the United States will not have a material adverse effect on our business, financial condition or results of operations.

Our results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry, which may cause the price of our common stock to be volatile.
      The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	competition;

•	rising levels of loss costs that we cannot anticipate at the time we price our products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in the level of reinsurance capacity and capital capacity;

•	changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.
      The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. During 1998, 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of our predecessor to increase premiums. Beginning in 2001 we witnessed a decrease in pricing competition in the industry, which enabled us to raise our rates. Although rates for many products have increased in recent years, the supply of insurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality may cause the price of our securities to be volatile.
Risks Related to Our Common Stock

The price of our common stock may decrease.
      The trading price of shares of our common stock may decline for many reasons, some of which are beyond our control, including, among others:

•	quarterly variations in our results of operations;

•	changes in expectations as to our future results of operations, including financial estimates by securities analysts and investors;

•	announcements of claims against us by third parties;

•	changes in law and regulation;

•	results of operations that vary from those expected by securities analysts and investors; and

•	future sales of shares of our common stock.
      In addition, the stock market in recent years has experienced substantial price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of companies whose shares are traded. As a result, the trading price of shares of our common stock may be below the initial public offering price and you may not be able to sell your shares at or above the price you pay to purchase them.

Future sales of shares of our common stock may affect their market price and the future exercise of options may depress our stock price and will result in immediate and substantial dilution.
      We cannot predict what effect, if any, future sales of shares of our common stock, or the availability of shares for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your shares at a time and price which you deem appropriate.
      As of March 18, 2005, there were 16,402,808 shares of our common stock outstanding. Moreover, 789,859 additional shares of our common stock will be issuable upon the full exercise or conversion of options outstanding at December 31, 2004 or granted in connection with our initial public offering. In the event that any outstanding options are exercised, you will suffer dilution of your investment.

Applicable insurance laws may make it difficult to effect a change of control of our company.
      Our insurance company subsidiary is domiciled in the state of Illinois and commercially domiciled in the state of California. The insurance holding company laws of Illinois and California require advance approval by the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance of any change in control of SeaBright Insurance Company. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of SeaBright Insurance Company, including a change of control of SeaBright, would generally require the party acquiring control to obtain the prior approval by the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction. See the discussion under the heading “Regulation” in this Item 1.
      These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of SeaBright, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of SeaBright might consider to be desirable.

Entities affiliated with Summit Partners have the ability to significantly influence our business, which may be disadvantageous to other stockholders and adversely affect the trading price of our common stock.
      Following the completion of the initial public offering of our common stock in January 2005, entities affiliated with Summit Partners, collectively, beneficially own approximately 46.6% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. In addition, these stockholders may have interests that are different from ours. Under our amended and restated certificate incorporation, none of the Summit entities or any director, officer, stockholder, member, manager or employee of the Summit entities has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any Summit entity acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, the Summit entity will not have any duty to communicate or offer such opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty relating to such corporate opportunity. Our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant or controlling stockholders. This concentration could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders and the trading price of shares of our common stock could be adversely affected.

Anti-takeover provisions in our amended and restated certificate of incorporation and by-laws and under the laws of the State of Delaware could impede an attempt to replace or remove our directors or otherwise effect a change of control of our company, which could diminish the value of our common stock.
      Our amended and restated certificate of incorporation and by-laws contain provisions that may make it more difficult for stockholders to replace directors even if the stockholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a stockholder might consider favorable. For example, these provisions may prevent a stockholder from receiving the benefit from any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future. In addition, Section 203 of the Delaware General Corporation Law may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of any class of our outstanding voting stock.
      Our amended and restated certificate of incorporation and by-laws contain the following provisions that could have an anti-takeover effect:

•	stockholders have limited ability to call stockholder meetings and to bring business before a meeting of stockholders;

•	stockholders may not act by written consent; and

•	our board of directors may authorize the issuance of preferred stock with such rights, powers and privileges as the board deems appropriate.
      These provisions may make it difficult for stockholders to replace management and could have the effect of discouraging a future takeover attempt which is not approved by our board of directors but which individual stockholders might consider favorable.

Item 2.	Properties.
      Our principal executive offices are located in approximately 17,200 square feet of leased office space in Seattle, Washington. As of December 31, 2004, we also lease branch offices consisting of approximately 3,200 square feet in Honolulu, Hawaii; 1,700 square feet in Anchorage, Alaska; 5,000 square feet in Orange, California; and 3,400 square feet in Houston, Texas. We conduct claims and underwriting operations in our branch offices, with the exception of our Honolulu office where we conduct only claims operations. We do not own any real property. We consider our leased facilities to be adequate for our current operations.

Item 3.	Legal Proceedings.
      We are, from time to time, involved in various legal proceedings in the ordinary course of business. We believe we have sufficient loss reserves and reinsurance to cover claims under policies issued by us. Accordingly, we do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.
      In anticipation of our initial public offering, in December 2004 we asked our shareholders to approve several items by written consent in lieu of a special meeting. At the time, we had no common stock outstanding and we had 508,365.25 shares of convertible preferred stock outstanding, 98.4% of which was owned by entities affiliated with Summit Partners, L.P.
      On December 6, 2004, we asked our stockholders to approve by written consent in lieu of a special meeting an amendment to our certificate of incorporation in order to effect a 7.649832-for-one stock split with respect to the common stock underlying our convertible preferred stock and to increase the number of authorized shares of our common stock. The consent was executed on December 6, 2004 by Summit Partners and by Joseph S. De Vita, our senior vice president and chief financial officer. These stockholders held an aggregate of 98.6% of our outstanding convertible preferred stock at the time of the consent.
      On December 22, 2004, we asked our stockholders to approve by written consent in lieu of a special meeting an amended and restated certificate of incorporation, amended and restated by-laws, the SeaBright Insurance Holdings, Inc. 2005 Long-Term Equity Incentive Plan and the selection of KPMG LLP as our independent public accountant for the fiscal year ended December 31, 2004. The consent was executed on December 22, 2004 by Summit Partners. Copies of our amended and restated certificate of incorporation and amended and restated by-laws were filed as exhibits to our Form S-8 Registration Statement (File No. 333-123319) filed on March 15, 2005 and are incorporated into this annual report by reference to such filing. A copy of our 2005 Long-Term Equity Incentive Plan was filed as an exhibit to Amendment No. 4 to our Registration Statement on Form S-1 filed on January 3, 2005 and is incorporated into this annual report by reference to such filing.
      In addition, on January 20, 2005, subsequent to the end of the fourth quarter of our fiscal year ended December 31, 2004, Summit Partners executed a written consent in accordance with the terms of our then-existing certificate of incorporation in order to effect the automatic conversion of all of our outstanding convertible preferred stock into common stock effective as of the consummation of our initial public offering.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
      Our common stock has been quoted on the Nasdaq National Market under the symbol “SEAB” since January 21, 2005. Prior to that time, there was no public market for our common stock. The initial public offering price of our common stock was $10.50 per share, and the initial public offering closed on January 26, 2005. The closing sales price of our common stock on the Nasdaq National Market was $11.96 per share on March 18, 2005. From January 21, 2005 through March 18, 2005, the range of the high and low sales prices of our common stock was $11.00 to $12.60 per share. As of March 18, 2005, there were approximately 18 holders of record of our common stock.
Dividend Policy
      We do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any additional future earnings to finance our operations and growth. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, regulatory and other restrictions on the payment of dividends by our subsidiaries to us, and other factors that our board of directors deems relevant.
      We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our subsidiary, SeaBright Insurance Company, is a regulated insurance company and therefore is subject to significant regulatory restrictions limiting its ability to declare and pay dividends.
      SeaBright Insurance Company’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Illinois and California. The insurance holding company laws in these states require that ordinary dividends be reported to the Illinois Department of Financial and Professional Regulation, Division of Insurance and the California Department of Insurance prior to payment of the dividend and that extraordinary dividends be submitted for prior approval.
      For information regarding restrictions on the payment of dividends by us and SeaBright Insurance Company, see the discussion under the heading “Liquidity and Capital Resources” in Part II, Item 7 and the discussion under the heading “Business” in Part I, Item 1 of this annual report.
Unregistered Sales of Equity Securities
      In June 2004, prior to our initial public offering, we issued 51,615.25 shares of our convertible preferred stock to our preferred stockholders and certain members of our management for an aggregate purchase price of $5,161,525. These issuances of preferred stock were exempt from registration under Regulation D and Rule 701 under the Securities Act. In January 2005, each outstanding share of our preferred stock was converted into 15.299664 shares of common stock in connection with our initial public offering.
      In addition, during 2004, we granted options to purchase 107,102 shares of our common stock at an exercise price of $6.54 per share (as adjusted for a 7.649832-for-one stock split declared by our board of directors in December 2004), to employees and directors pursuant to our Amended and Restated 2003 Stock Option Plan. Of these options, options to purchase 3,825 shares have been canceled without being exercised and options to purchase 103,277 shares remain outstanding. The sale and issuance of these securities were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these options were offered and sold pursuant to a written compensatory benefit plan.

Use of Proceeds
      We consummated our initial public offering on January 26, 2005 with the sale of 8,625,000 of common stock, including shares issued pursuant to the underwriters’ over-allotment option. The shares were registered under the Securities Act of 1933, as amended, under a Registration Statement on Form S-1 (Registration No. 333-119111) which was declared effective by the SEC on January 19, 2005. The public offering price for the common stock was $10.50 per share. The managing underwriters in the offering were Friedman, Billings, Ramsey & Co., Inc., Piper Jaffray & Co. and Cochran, Caronia & Co.
      Our net proceeds, after accounting for $6.3 million in underwriting discounts and commissions and approximately $3.4 million in other expenses relating to the offering, were approximately $80.8 million. On the closing date of our initial public offering, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company, our insurance company subsidiary. We intend to use the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure Insurance Services, Inc., our non-insurance subsidiary and in-house underwriting agency. Our use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus which was included in our Registration Statement on Form S-1. These amounts described in this paragraph represent reasonable estimates instead of the actual amounts. Except for the contribution of proceeds to SeaBright Insurance Company, no proceeds or expenses were paid to our directors, officers, ten percent shareholders or affiliates.
Securities Authorized for Issuance Under Equity Compensation Plans
      A discussion of our securities authorized for issuance under equity compensation plan is set forth under the heading “Equity Compensation Plan Information” in Part III, Item 12 of this annual report.
Purchases of Equity Securities
      We did not purchase any of our equity securities during 2004.

Item 6.	Selected Financial Data.
      The following table sets forth selected historical financial information for the Company and its predecessor for the periods ended and as of the dates indicated. The selected income statement data for the year ended December 31, 2004 and the three months ended December 31, 2003 and the balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected income statement data for the nine months ended December 31, 2003 and the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2002 are derived from our predecessor’s audited combined financial statements. We derived the selected income statement data for the year ended December 31, 2000 and the balance sheet data as of December 31, 2001 and 2000 from our predecessor’s unaudited financial statements which are not included in this annual report. These historical results are not necessarily indicative of future results. You should read the following selected financial information along with other information contained in this report, including Part II, Item 7 of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined and consolidated financial statements and related notes and the reports of the independent registered public accounting firm included elsewhere in this report.

	Company		Predecessor

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended December 31,
	December 31,	December 31,	September 30,
	2004	2003(1)	2003	2002		2001	2000

							(Unaudited)
	($ in thousands, except per share data)
Income Statement Data:
Gross premiums written	$135,682	$22,154	$70,717	$106,051		$73,194	$62,878
Ceded premiums written	16,067	2,759	4,079	86,983		59,509	47,472

Net premiums written	$119,615	$19,395	$66,638	$19,068		$13,685	$15,406

Premiums earned	$77,960	$3,134	$36,916	$17,058		$12,638	$8,264
Net investment income	2,468	313	1,735	3,438		3,388	2,512
Net realized gain (loss)	38	(4)	14	(4,497)		(484)	7
Claim service income	2,916	663	698	1,169		954	—
Other service income	794	561	—	—		—	—
Other revenue	2,493	655	1,514	1,152		3,773	6,035

Total revenues	86,669	5,322	40,877	18,320		20,269	16,818

Loss and loss adjustment expenses	53,660	3,024	25,395	4,992		8,464	4,496
Underwriting, acquisition, and insurance expenses(2)	17,854	1,789	6,979	3,681		3,409	2,975
Other expenses	4,929	812	1,791	3,339		2,123	5,522

Total expenses	76,443	5,625	34,165	12,012		13,996	12,993

Income (loss) before federal income taxes	10,226	(303)	6,712	6,308		6,273	3,825
Federal income tax expense (benefit)	3,020	(101)	1,996	3,018		2,676	1,384

Net income (loss)	$7,206	$(202)	$4,716	$3,290	(7)	$3,597	$2,441

Filly diluted earnings per common share equivalents	$0.98
Diluted weighted average of common share equivalents outstanding	7,387,276

	Company		Predecessor

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended December 31,
	December 31,	December 31,	September 30,
	2004	2003(1)	2003	2002	2001	2000

						(Unaudited)
Selected Insurance Ratios:
Current accident year loss ratio(3)	65.0%	75.3%	71.0%	71.3%	68.9%	103.9%
Prior accident year loss ratio(4)	0.1%	—	(4.1)%	(48.8)%	(9.4)%	(49.5)%
Net loss ratio	65.1%	75.3%	66.9%	22.5%	59.5%	54.4%
Net underwriting expense ratio(5)	21.9%	39.2%	18.9%	21.6%	27.0%	36.0%
Net combined ratio(6)	87.0%	114.5%	85.8%	44.1%	86.5%	90.4%

	Company		Predecessor

	December 31,			December 31,
			September 30,
	2004	2003(1)	2003	2002	2001	2000

					(Unaudited)	(Unaudited)
	(In thousands)
Selected Balance Sheet Data:
Investment securities available-for sale, at fair market value	$105,661	$51,881	$46,338	$55,891	$65,730	$31,079
Cash and cash equivalents	8,279	5,008	52,271	30,015	10,367	36,221
Reinsurance recoverables	13,484	12,050	39,676	36,617	38,145	53,961
Reinsurance recoverables from parent	—	—	117,942	102,107	126,584	139,934
Prepaid reinsurance	5,254	2,340	5,037	34,672	26,680	21,438
Total assets	226,112	106,080	321,537	316,821	314,082	332,540
Unpaid loss and loss adjustment expense	68,228	29,733	161,538	153,469	166,342	186,343
Unearned premium	67,626	18,602	40,657	47,604	34,918	34,460
Total stockholders’ equity	58,370	45,605	92,856	87,772	86,825	84,271

(1)	There was no activity for SeaBright from June 19, 2003, its date of inception, through September 30, 2003.

(2)	Includes acquisition expenses such as commissions, premium taxes and other general administrative expenses related to underwriting operations in our insurance subsidiary and are included in the amortization of deferred policy acquisition costs.

(3)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses for the current accident year less claims service income by the current year’s net premiums earned.

(4)	The prior accident year loss ratio is calculated by dividing the change in the loss and loss adjustment expenses for the prior accident years by the current year’s net premiums earned.

(5)	The underwriting expense ratio is calculated by dividing the net underwriting expenses less other service income by the current year’s net premiums earned.

(6)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

(7)	Net income before change in accounting principle. Our predecessor adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Upon adoption of SFAS No. 142 our predecessor recognized an impairment loss of $4,731,000 related to goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this annual report. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in “Factors That May Affect our Business, Future Operating

Results and Financial Condition” that could cause our actual results of operations, performance and business prospects and opportunities in 2004 and beyond to differ materially from those expressed in, or implied by those forward-looking statements. See “Note on Forward-Looking Statements” in Part I, Item 1 of this annual report.
Overview
      We provide workers’ compensation insurance coverage for prescribed benefits that employers are required to provide to their employees who may be injured in the course of their employment. We currently provide workers’ compensation insurance to customers in the maritime, alternative dispute resolution and state act markets.
      On September 30, 2003, SeaBright acquired PointSure and the renewal rights and substantially all of the operating assets, systems and employees of, the Eagle entities from LMC, their ultimate parent. We refer to Eagle Pacific, Pacific Eagle and PointSure collectively as our predecessor. In connection with the Acquisition, SeaBright also purchased KEIC, a shell company in run off that was acquired from LMC for its workers’ compensation licenses in 43 states and the District of Columbia. The Acquisition was accounted for using the purchase method of accounting. The Acquisition will prospectively affect our results of operations in certain respects. The aggregate acquisition costs, including the transaction costs, of approximately $15.7 million have been allocated to the tangible and intangible assets acquired based upon estimates of their respective fair values as of the Acquisition date and will result in increased depreciation and amortization expense.
      In connection with the Acquisition, to minimize our exposure to any past business underwritten by KEIC, we entered into the adverse development cover. See the discussion under the heading “Our History” in Part I, Item 1 of this annual report. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The amount on deposit in the trust account was increased to $4.8 million on December 23, 2004. If LMC is placed in receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.
      For periods ended on or before September 30, 2003, the financial information of our predecessor discussed below represents the combined financial results of Eagle Pacific, Pacific Eagle and PointSure. For periods ended after September 30, 2003, the financial information presented below represents the consolidated financial results of SeaBright and its subsidiaries, SeaBright Insurance Company and PointSure.
      Our premiums before the Acquisition are generally not comparable to our premiums after the Acquisition because we acquired renewal rights and not the underlying policies as of the date of the Acquisition. Aspects of our business that are comparable with the business of our predecessor include the loss ratio and expense ratio. We believe that our loss ratio is comparable to that of our predecessor because we are insuring accounts with the same type of risk exposure in essentially the same jurisdictions as our predecessor, and we are using the same risk selection rules, underwriting guidelines and pricing models that our predecessor used. We believe that our expense ratio is comparable to that of our predecessor because we acquired the work force and substantially all of the operating assets of our predecessor, and we are following the same business model as our predecessor, which was developed by our current management. Aspects of our business that are not comparable with the business of our predecessor include: premiums earned, investment income and service income. For example, our net premiums earned for the periods immediately following the Acquisition were lower than the net premiums earned for the periods immediately prior to the Acquisition because we did not earn any premium on any of our predecessor’s policies that were in force at September 30, 2003. Our investment income is not comparable to the investment income of our predecessor because our predecessor had a significant portion of investments in cash and cash equivalents for the years presented in the selected financial information table. In contrast, our investment portfolio consists mostly of investment grade fixed income securities, which have higher yields than cash and cash equivalents. Our service income is not comparable to the service income of our predecessor because our predecessor provided only limited claims handling services for certain affiliates of LMC. In contrast, we are providing claims handling as well as policy administration and accounting services for our predecessor.
Principal Revenue and Expense Items
      We derive our revenue from premiums earned, service fee income, net investment income and net realized gains (losses) from investments.

Premiums Earned
      Gross premiums written include all premiums billed and unbilled by an insurance company during a specified policy period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of 12 months. Thus, for example, for a policy that is written on July 1, 2004, one-half of the premiums would be earned in 2004 and the other half would be earned in 2005.
      Premiums earned are the earned portion of our net premiums written. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written). Our gross premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Assumed premiums are premiums that we have received from another company under a reinsurance agreement or from an authorized state mandated pool.
      We earn our direct premiums written from our maritime, ADR and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington Maritime Assigned Risk Plan. We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business to the plan. We do not include premiums from the Washington Maritime Assigned Risk Plan in our direct premiums written because it is not indicative of our core business or material to our results of operation.

Net Investment Income and Realized Gains and Losses on Investments
      We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents and fixed income securities. Our investment income includes interest earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying cost.

Claims Service Income
      Substantially all of our claims service income is from contracts we have with LMC to provide claims handling services for the policies written by the Eagle entities prior to the Acquisition. The claims service income we receive for providing these services approximates our costs and will substantially decrease over the next several years as transactions related to the Eagle entities diminish.

Other Service Income
      Following the Acquisition, we entered into servicing arrangements with LMC to provide policy administration and accounting services for the policies written by the Eagle entities prior to the Acquisition. The fee income we receive for providing these services approximates our costs and will substantially decrease over the next several years as transactions related to the Eagle entities diminish.

      Our expenses consist primarily of:

Loss and Loss Adjustment Expenses
      Loss and loss adjustment expenses represent our largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for current and prior periods and (3) costs associated with investigating, defending and adjusting claims.

Underwriting, Acquisition and Insurance Expenses
      In our insurance subsidiary, we refer to the expenses that we incur to underwrite risks as underwriting, acquisition and insurance expenses. Underwriting expenses consist of commission expenses, premium taxes and fees and other underwriting expenses incurred in writing and maintaining our business.

Commission Expenses
      We pay commission expense in our insurance subsidiary to our brokers for the premiums that they produce for us.

Premium Taxes and Fees
      We pay state and local taxes based on premiums, licenses and fees, assessments and contributions to workers’ compensation security funds.

Other Underwriting Expenses
      Other underwriting expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data.

Interest Expense
      Included in other expense is interest expense we incur on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR rate two London banking days prior to the interest payment period plus 400 basis points.
Results of Operations

Year Ended December 31, 2004 Compared to Three Months Ended December 31, 2003 and Predecessor Nine Months Ended September 30, 2003
      The results for the year ended December 31, 2004 and the three month period ended December 31, 2003 are the results of operations of the Company, while the results for the nine months ended September 30, 2003 are the results of operations of our predecessor. In certain respects, our predecessor’s results of operations before the Acquisition are not comparable to our results after the Acquisition, because we acquired renewal rights and not the underlying policies as of the date of the Acquisition. See “— Overview.” From January 1, 2004 through December 31, 2004, we had 90 customers renew under the renewal rights that we acquired in the Acquisition. The customers who exercised their renewal rights represent approximately 83.3% of those that were offered renewal terms, and accounted for approximately $49.7 million in direct written premium for the year ended December 31, 2004. Policies are generally written for a twelve-month period with policy premium included in revenue in proportion to the amount of insurance protection provided. Our predecessor’s 2003 results include premiums earned in 2003 on policies written in 2003 and prior.

      Gross Premiums Written. Gross premiums written were $135.7 million for the year ended December 31, 2004 compared to our predecessor’s $70.7 million for the nine months ended September 30, 2003 and our $22.2 million for the three months ended December 31, 2003, representing a period-over-period increase of $42.8 million, or 46.1%. We began writing new insurance contracts on October 1, 2003 and began renewing some of the existing contracts of our predecessor expiring after that date. The increase in gross premiums written was due primarily to our “A-” (Excellent) rating from A.M. Best in 2004, in comparison to our predecessor’s rating of “B++” (Very Good) in the prior period and our expansion in California state act contractor business.
      Net Premiums Written. Net premiums written totaled $119.6 million for the year ended December 31, 2004 compared to our predecessor’s $66.6 million for the nine months ended September 30, 2003 and our $19.4 million for the three months ended December 31, 2003, representing a period-over-period increase of $33.6 million, or 39.1%. Net premiums written are affected by premiums ceded under reinsurance agreements. Ceded written premiums for the year ended December 31, 2004 totaled $16.1 million, or 11.9% of gross premiums written. Our predecessors ceded written premiums for the nine months ended September 30, 2003 totaled $4.1 million, or 5.8% of gross premiums written. Our predecessor’s premiums ceded were impacted by the quota share reinsurance agreement with LMC. Our reinsurance contracts provide for the ceding of premiums on both a gross premiums written and gross premiums earned basis.
      Net Premiums Earned. Net premiums earned were $78.0 million for the year ended December 31, 2004 compared to our predecessor’s $36.9 million for the nine months ended September 30, 2003 and our $3.1 million for the three months ended December 31, 2003, representing a period-over-period increase of $38.0 million, or 95.0%. As previously discussed, we believe this increase is due primarily to the additional business we were able to write as a result of our improved A.M. Best rating over that held by our predecessor and our expansion in California state act contractor business.
      We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Because we acquired renewal rights and not policies in the Acquisition, our actual results for the year ended December 31, 2004 and the three months ended December 31, 2003 do not reflect premiums earned on any policies written prior to September 30, 2003, the date of the Acquisition.
      Net Investment Income. Net investment income was $2.5 million for the year ended December 31, 2004 compared to our predecessor’s $1.7 million for the nine months ended September 30, 2003 and our $0.3 million for the three months ended December 31, 2003, resulting in a period-over-period increase of $0.5 million, or 25.0%. Our predecessor had $6.8 million more in average invested assets for the nine months ended September 30, 2003 than we had for the year ended December 31, 2004. However, as a result of our predecessor’s realignment of its portfolio in 2003 from fixed income securities to more short term investments, our predecessor’s yield on average invested assets for the nine months ended September 30, 2003 was approximately 1.9% compared to our yield on average invested assets for the year ended December 31, 2004 of approximately 2.9%.
      Service Income. Service income was $3.7 million for the year ended December 31, 2004 compared to our predecessor’s $0.7 million for the nine months ended September 30, 2003 and our $1.2 million for the three months ended December 31, 2003, representing a period-over-period increase of $1.8 million, or 94.7%. Our service income results from service arrangements we have with LMC for claims processing services, policy administration and administrative services we perform for the Eagle entities’ insurance policies. Average monthly fees are declining as the volume of work required for policy administration decreases as a result of the run off of our predecessor’s business. Our predecessor’s service income resulted from claim service fees for handling policyholder claims for certain LMC subsidiaries in Alaska and Hawaii where those subsidiaries did not have claims offices.
      Other Revenue. Other revenue was $2.5 million for the year ended December 31, 2004 compared to our predecessor’s $1.5 million for the nine months ended September 30, 2003 and our $0.7 million for the three months ended December 31, 2003, representing a period-over-period increase of $0.3 million, or

13.6%. Our other revenue as well as our predecessor’s other revenue results primarily from the operations of our non-insurance subsidiary.
      Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $53.7 million for the year ended December 31, 2004 compared to our predecessor’s $25.4 million for the nine months ended September 30, 2003 and our $3.0 million for the three months ended December 31, 2003, representing a period-over-period increase of $25.3 million, or 89.1%. The higher loss and loss adjustment expenses for the year ended December 31, 2004 are attributable to the increase in premiums earned for the period. Our loss ratio for the year ended December 31, 2004 was 65.1%, compared to our predecessor’s loss ratio of 66.9% for the nine months ended September 30, 2003 and our loss ratio of 75.3% for the three months ended December 31, 2003. Our loss ratio decreased from 75.3% in the three months ended December 31, 2003 to 65.1% in the year ended December 31, 2004. Because we acquired substantially all of the workforce of our predecessor in connection with the Acquisition but none of our predecessor’s existing premiums, the costs to operate our claims department as a percentage of net premiums earned, in our initial stages of growth, are greater than they would have been had we been in existence for a full 12 months. As of December 31, 2004, we had recorded a receivable of approximately $2.9 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At December 31, 2004, we have access to approximately $4.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. See the discussion under the heading “Our History” in Part I, Item 1 of this annual report.
      Underwriting Expenses. Underwriting expenses totaled $17.9 million for the year ended December 31, 2004, compared to our predecessor’s $7.0 million for the nine months ended September 30, 2003 and our $1.8 million for the three months ended December 31, 2003, representing an increase of $9.1 million, or 103.4%. Our underwriting expense ratio for the year ended December 31, 2004 was 21.9%, compared to our predecessor’s underwriting expense ratio of 18.9% for the nine months ended September 30, 2003. The increase in the underwriting expense ratio resulted primarily from the fact that we have increased our staffing levels and related expenses in preparation for anticipated growth of our business. Our predecessor’s operations during the nine months ended September 30, 2003 were not expanding, as the future of the company at that time was uncertain.
      Other Expenses. Other expenses totaled $4.9 million for the year ended December 31, 2004, compared to our predecessor’s other expenses of $1.8 million for the nine months ended September 30, 2003 and our $0.8 million for the three months ended December 30, 2003, representing a period-over-period increase of $2.3 million, or 88.5%. The increase resulted primarily from the amortization of intangible assets acquired in connection with the Acquisition, higher expenses associated with the operations of PointSure, our non-insurance company subsidiary, and interest expense on $12.0 million of surplus notes issued by our insurance subsidiary in May 2004. Our predecessor’s other expenses consist primarily of operating expenses for PointSure.
      Federal Income Tax Expense. The effective tax rate for the year ended December 31, 2004 was 29.5%, compared to our predecessor’s effective tax rate of 29.4% for the nine months ended September 30, 2003. Our effective tax rate for the year ended December 31, 2004 was lower than the statutory tax rate of 34.0% primarily as a result of tax exempt interest income. Our predecessor’s effective tax rate was lower than the statutory tax rate of 34.0% primarily as a result of a decrease in the deferred tax valuation allowance.
      Net Income. Net income was $7.2 million for the year ended December 31, 2004, compared to our predecessor’s $4.7 million for the nine months ended September 30, 2003 and our net loss of $0.2 million for the three months ended December 31, 2003. The 2004 increase in net income resulted primarily from the increase in premiums earned and investment income for the period, offset by related increases in loss and loss adjustment expenses; underwriting acquisition and insurance expenses; and other expenses, including interest expense related to the surplus notes and amortization expense related to intangible assets acquired in the Acquisition.

Predecessor Nine Months Ended September 30, 2003 Compared to Predecessor Year Ended December 31, 2002
      Gross Premiums Written. Our predecessor’s gross premiums written was $70.7 million for the nine months ended September 30, 2003, compared to $106.1 million in gross premiums written for the year ended December 31, 2002. Our predecessor’s average monthly gross premiums decreased 11.1% in the nine months ended September 30, 2003 compared to 2002. The decrease represents the net of the positive impact of our predecessor’s price increases averaging 16.5% for the nine months ended September 30, 2003, offset by the negative impact of our predecessor’s A.M. Best financial strength rating downgrade to “B++” in December 2002.
      Net Premiums Written. Our predecessor had $66.6 million in net premiums written for the nine months ended September 30, 2003, compared to $19.1 million for the year ended December 31, 2002. Our predecessor’s average monthly net premiums written of $7.4 million for the nine months ended September 30, 2003 compared to $1.6 million in average monthly net premiums written for the year ended December 31, 2002. This increase was attributable to the termination on January 1, 2003 of our predecessor’s inter-company quota share reinsurance agreements with LMC, which required our predecessor to cede to LMC 80.0% of the premiums written after external reinsurance, 80.0% of the net retained liabilities, after application of all external reinsurance, and 80.0% of underwriting expenses for all policies written by our predecessor from January 1, 1999 through December 31, 2002.
      Net Premiums Earned. Our predecessor had net premiums earned of $36.9 million for the nine months ended September 30, 2003 compared to $17.1 million for the year ended December 31, 2002. Our predecessor’s average monthly net premiums earned of $4.1 million for the nine months ended September 30, 2003 compared to $1.4 million in average monthly net premiums earned for the year ended December 31, 2002. The increase was attributable to the termination on January 1, 2003 of our predecessor’s inter-company quota share reinsurance agreements with LMC. For policies incepting January 1, 2003 and thereafter, since our predecessor was no longer ceding 80% of premium to LMC, our predecessor recorded the entire annual policy premium when the premium was written, but earned the premium over the life of the policy, generally twelve months. Since net premiums earned are relatively low until a company has been writing policies for a full policy cycle, the difference between written and earned is significant in the early stages.
      Net Investment Income. Our predecessor’s net investment income was $1.7 million for the nine months ended September 30, 2003 compared to $3.4 million for the year ended December 31, 2002. The average net yield declined from 4.2% in 2002 to 1.9% for the nine months ended September 30, 2003. This decline in yield was due primarily to the realignment of our predecessor’s portfolio in 2003 from fixed income securities to more short term investments, which carry lower interest rates than fixed income securities. Cash and short-term investments made up approximately 53.0% of our predecessor’s portfolio at September 30, 2003, compared to 34.9% at December 31, 2002.
      Net Realized Gains (Losses) on Investments. Our predecessor’s realized gain on investments was $14,000 for the nine months ended September 30, 2003, compared to $4.5 million in realized losses for the year ended December 31, 2002. In 2002 our predecessor realigned its portfolio with a greater emphasis on cash and short-term investments, which resulted in approximately $0.8 million in realized losses from the sale of securities with values that had declined substantially below their cost. In addition, our predecessor adjusted the carrying value of investments in equity securities by $3.6 million for other-than-temporary impairments.
      Claims Service Income. Our predecessor’s claims service income was $698,000 for the nine months ended September 30, 2003, compared to approximately $1.2 million for the year ended December 31, 2002. The approximate 20% decline in average monthly service fee income resulted from a decline in claims serviced for LMC, as LMC stopped writing new business in 2003 and the existing claims inventory declined as claims were settled and closed.

      Other Revenue. For the nine months ended September 30, 2003, our predecessor’s other revenue was $1.5 million compared to $1.2 million for the year ended December 31, 2002. The $1.5 and $1.2 million result primarily from the operations of our predecessor’s non-insurance subsidiary, which acted as a managing general underwriter for our predecessor. In 2003 our predecessor’s gross premiums were affected by the A.M. Best financial strength rating downgrade to B++ and as a result fees to its non-insurance subsidiary declined.
      Loss and Loss Adjustment Expenses. For the nine months ended September 30, 2003, the loss and loss adjustment expenses of our predecessor were $25.4 million, compared to $5.0 million for the twelve months ended December 31, 2002. The loss ratio increased from 22.5% in 2002 to 66.9% for the nine months ended September 30, 2003. During 2003, our predecessor reported favorable development of $1.5 million on prior years’ incurred losses, which was substantially below the favorable development of $8.3 million recorded in 2002.
      Underwriting, Acquisition and Insurance Expenses. For the nine months ended September 30, 2003, our predecessor’s underwriting, acquisition and insurance expenses were $7.0 million, compared to $3.7 million for the year ended December 31, 2002. The underwriting expense ratio decreased from 21.6% in 2002 to 18.9% in the 2003 period. The expenses and ratios are not comparable because of the 80% quota share reinsurance treaties with LMC, which were cancelled effective January 1, 2003 for all policies incepting after December 31, 2002. On a direct basis the expenses were $10.5 million for the nine months ended September 30, 2003 or, $1.1 million per month, compared to $17.1 million for the year ended December 31, 2002, or $1.4 million per month. The decline in average monthly expenses is due to expense control initiatives instituted in 2002 plus reduced acquisition expenses in 2003 associated with declining monthly premium volume in 2003 compared to 2002.
      Other Expenses. For the nine months ended September 30, 2003, our predecessor’s other expenses were $1.8 million compared to $3.3 million for the year ended December 31, 2002. In 2003 our predecessor’s other expenses consisted primarily of operating expenses for its non-insurance company subsidiary. For the twelve months ended December 31, 2002, our predecessor’s other expenses were primarily attributable to the operating expenses of its non-insurance subsidiary and to the method of recording the amortization of the deferred gain under our predecessor’s loss portfolio transfer agreements with LMC.
      Federal Income Tax Expense. Our predecessor’s effective tax rate was 29.4% for the nine months ended September 30, 2003, compared to 47.9% for the year ended December 31, 2002. Our predecessor’s 2003 tax rate was affected by the dividends received deduction and a decrease in the valuation allowance established for deferred tax assets. The 2002 tax rate was affected by the dividends received deduction and an increase in the valuation allowance established for deferred tax assets.
      Net Income Before Cumulative Effect of Change in Accounting Principle. Our predecessor’s net income before cumulative effect of change in accounting principle for the nine months ended September 30, 2003 was $4.7 million, compared to $3.3 million for the year ended December 31, 2002.
      Net Income (Loss). Our predecessor’s net income for the nine months ended September 30, 2003 was $4.7 million, compared to a loss of $1.4 million for the year ended December 31, 2002, due primarily to the impact of the impairment charge of $4.7 million recorded in conjunction with the adoption of SFAS No. 142, “Goodwill and Other Intangibles.”

Predecessor Year Ended December 31, 2002 Compared to Predecessor Year Ended December 31, 2001
      Gross Premiums Written. Gross premiums written increased $32.9 million, or 44.9%, to $106.1 million for the year ended December 31, 2002, compared to $73.2 million for the year ended December 31, 2001. This increase was due primarily to increased market penetration and price increases of 13.8%. Favorable market conditions beginning in 2001 and continuing throughout 2002 resulted in an influx of new business and enabled our predecessor to increase prices.

      Net Premiums Written. Net premiums written for the twelve months ended December 31, 2002 were $19.1 million, representing an increase of $5.4 million, or 39.3%, from the $13.7 million in net premiums written for the same period in 2001. The increase resulted from price increases and market penetration, which generated greater gross premiums written.
      Premiums Earned. Premiums earned were $17.1 million for the twelve months ended December 31, 2002, compared to $12.6 million for the same period in 2001. The increase in net premiums earned in 2002 was attributable to market penetration and price increases in 2002, which generated greater gross premiums written.
      Net Investment Income. Our predecessor’s net investment income was $3.4 million for the years ended December 31, 2002 and 2001. The yield was 4.2% in 2002 compared to 4.7% in 2001. This decline was due primarily to the realignment of our predecessor’s portfolio in 2002 from fixed income securities to cash and short-term investments, which made up 34.9% of the portfolio in 2002 compared to 13.6% in 2001.
      Net Realized Gains (Losses) on Investments. Our predecessor realized net losses of $4.5 million for the year ended December 31, 2002, compared to net losses of $484,000 for the comparable period in 2001. In 2002, our predecessor realigned its portfolio with a greater emphasis on cash and short-term investments, which resulted in approximately $0.8 million in realized losses from the sale of securities with values that had declined substantially below their cost. In addition, our predecessor adjusted the carrying value of investments in equity securities by $3.6 million for other-than-temporary impairments.
      Claims Service Income. Our predecessor’s claims service income was $1.2 million for the year ended December 31, 2002, compared to $1.0 million for the year ended December 31, 2001 as the volume of claims serviced by our predecessor for LMC increased.
      Other Revenue. For the year ended December 31, 2002, other revenue was $1.2 million compared to $3.8 million for the year ended December 31, 2001. In 2002, the $1.2 million is primarily from the operations of our predecessor’s non-insurance subsidiary, which acted as a managing general underwriter for our predecessor. Our predecessor’s other revenue for the year ended December 31, 2001 consisted primarily from the operations of our predecessor’s non-insurance subsidiary and from the amortization of the deferred gain under the loss portfolio transfer agreements. Under the loss portfolio transfer agreements, our predecessor utilized the recovery method for recording the deferred gain, which considers the amounts received in relation to the ultimate incurred loss and loss adjustment expenses under the agreements and applies that ratio to the total deferred gain. The amortized portion of the deferred gain is adjusted accordingly in the current period. In 2002, there was an accretion to the deferred gain, which was recorded in other expense. Our predecessor’s other revenue for the year ended December 31, 2001 was $3.8 million as a result of the amortization of the deferred gain under the loss portfolio transfer agreements.
      Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $5.0 million for the year ended December 31, 2002, compared to $8.5 million for the year ended December 31, 2001. Net loss and loss adjustment expense ratios for 2002 and 2001 were 22.5% and 59.5%, respectively. In 2002, our predecessor reduced 2001 and prior accident year unpaid loss and loss adjustment expense levels by $8.3 million. In prior policy periods, Eagle Pacific Insurance Company wrote a large number of accounts with smaller average premiums than our core book of business. Due to the nature of these accounts there was an expectation that they were subject to a greater volatility of risk than our core book of business and initial unpaid loss and loss adjustment amounts were established reflecting this higher level of risk. An actuarial evaluation was performed for the 2002 and prior accident years, which concluded that the actual loss development on this business was not as great as expected. This, coupled with the more recent emphasis of writing larger, less volatile accounts using stricter underwriting standards, led management to decrease the unpaid loss and loss adjustment expenses for the prior accident years. Included in the $8.3 million reduction was $7.0 million relating to the loss portfolio transfer, which reduced our predecessor’s unpaid loss and loss adjustment expenses dollar for dollar because it was not part of the quota share reinsurance treaties. As a result of the $7.0 million reduction to the unpaid loss and loss adjustment expenses under the loss portfolio treaties, our predecessor recorded an accretion to the deferred gain under the recovery method for recording the deferred gain, which considers the amounts received in relation to the ultimate incurred loss and loss adjustment expenses under the agreement and applies that ratio to the total deferred gain.
      Underwriting, Acquisition and Insurance Expenses. Our predecessor’s underwriting, acquisition and insurance expenses were $3.7 million for the year ended December 31, 2002, compared to $3.4 million for the year ended December 31, 2001. The increase in underwriting expenses in 2002 was primarily attributable to increased expenses, as our predecessor’s gross premiums written grew from $73.2 million in 2001 to $106.1 million in 2002. However, the underwriting expense ratio dropped to 21.6% in 2002 compared to 27% in 2001, as our predecessor reduced staffing and contained expense spending levels.
      Other Expenses. For the year ended December 31, 2002, our predecessor’s other expenses were $3.3 million, compared to $2.1 million in other expenses for the year ended December 31, 2001. The increase was primarily attributable to the operating expenses of our predecessor’s non-insurance company subsidiary and to the amortization of the deferred gain under our predecessor’s loss portfolio transfer agreements with LMC. The amortized portion of the deferred gain is adjusted accordingly in the current period. In 2002 there was an accretion to the deferred gain, which was recorded as other expenses.
      Federal Income Tax Expense. Our predecessor’s effective tax rate was 47.9% for the year ended December 31, 2002, compared to 42.7% for the year ended December 31, 2001. The 2002 tax rate was affected by the dividends received deduction and an increase in the valuation allowance established for deferred tax assets. The 2001 tax rate was affected by the dividends received deduction and the amortization of goodwill, which was not tax deductible.
      Change in Accounting Principle. Our predecessor adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions for SFAS No. 142. An impairment loss of $4,731,000 related to goodwill was recognized upon adoption of SFAS No. 142. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 10 years. The recorded goodwill was periodically assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation as compared to the fair valve method required under SFAS No. 142.
      Net Income Before Cumulative Effect of Change in Accounting Principle. Net income before the cumulative effect of a change in accounting principle was $3.3 million for the year ended December 31, 2002, compared to $3.6 million for the same period in 2001.
Liquidity and Capital Resources
      Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.
      Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of December 31, 2004 has an effective duration of 5.89 years with individual maturities extending out to 29 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.
      Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2004, our reinsurance program provides us with 100% reinsurance protection for each loss occurrence in excess $500,000, up to $100.0 million. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. Given industry and predecessor trends, we believe we are sufficiently capitalized to retain the first $500,000 of each loss occurrence.
      At December 31, 2004, our portfolio is made up almost entirely of investment grade fixed income securities with market values subject to fluctuations in interest rates. Prior to 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In February 2005, our investment policy was revised to allow for the investment of up to 2% of our investment portfolio in foreign fixed income securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.
      Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2004, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.
      SeaBright has minimal revenue and expenses. Currently there are no plans to have our insurance subsidiary or PointSure pay a dividend to SeaBright.
      Our consolidated net cash provided by operating activities for the year ended December 31, 2004 was $41.0 million, compared to our cash flow from operations of $0.5 million for the three months ended December 31, 2003. The increase is mainly attributable to increases in unpaid loss and loss adjustment expense and amortization of deferred policy acquisition costs, offset by increases in policy acquisition costs deferred and balances related to reinsurance recoverables, all as a result of our growth.
      We used net cash of $54.3 million for investing activities for the year ended December 31, 2004, compared to $41.2 million for the three months ended December 31, 2003. The difference between periods is primarily attributable to the fact that we invested the net proceeds of $30.0 million from our initial capital infusion immediately after the Acquisition, as well as proceeds of $5.2 million from the sale of additional shares of convertible preferred stock in June 2004.
      For the year ended December 31, 2004, financing activities provided cash of $5.2 million from the sale of additional convertible preferred stock in June 2004. Additionally, in May 2004, our insurance subsidiary issued an aggregate principal amount of $12.0 million in floating rate surplus notes due 2034 to ICONS, LTD in a transaction in which Morgan Stanley & Co. Incorporated and Cochran Caronia Securities LLC acted as placement agents. Quarterly interest payments at the rate of LIBOR plus 4% are expected to be made from cash flow from operations.
      On January 26, 2005, we closed the initial public offering of 8,625,000 shares of our common stock, including the underwriters’ over-allotment option, at a price of $10.50 per share for net proceeds of approximately $80.8 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $9.7 million. On January 26, 2005, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. We intend to use the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. In connection with the initial public offering, all 508,365.25 outstanding shares of our Series A preferred stock were converted into 7,777,808 shares of common stock.

Contractual Obligations and Commitments
      The following table identifies our contractual obligations by payment due period as of December 31, 2004:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	68,228	9,757	32,886	9,825	15,760
Operating and lease obligations	2,307	544	1,436	327	—

Total	$82,535	$10,301	$34,322	$10,152	$27,760

      The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2004 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Loss Reserves” in Part I, Item 1 of this annual report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Factors That May Affect Our Business, Future Operating Results and Financial Condition — Loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1 of this annual report for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.
Off-Balance Sheet Arrangements
      As of December 31, 2004, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies, Estimates and Judgments
      It is important to understand our accounting policies in order to understand our financial statements. Management considers some of these policies to be critical to the presentation of our financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Some of the estimates result from judgments that can be subjective and complex, and consequently, actual results reflected in future periods might differ from these estimates.
      The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses including losses that have occurred but were not reported to the Company by the financial reporting date, the amount and recoverability of reinsurance recoverable balances, accounting for our adverse development cover, deferred policy acquisition costs, deferred taxes, goodwill, intangibles, retrospective premiums, earned but unbilled premiums and the impairment of investments. The following should be read in conjunction with the notes to our financial statements.

Unpaid Loss and Loss Adjustment Expenses
      Unpaid loss and loss adjustment expenses represent our estimate of the expected cost of the ultimate settlement and administration of losses, based on known facts and circumstances. Included in unpaid loss and loss adjustment expenses are amounts for case-based claims, including estimates of future developments on these claims, and claims incurred but not yet reported to us, second injury fund, allocated claim adjustment expenses and unallocated claim adjustment expenses. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to achieve ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may differ from the original estimate. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s operating results. Because of the relative immaturity of our unpaid loss and loss adjustment expenses, actuarial techniques are applied that use the historical experience of our predecessor as well as industry information in the analysis of our unpaid loss and loss adjustment expenses.

Reinsurance Recoverables
      Reinsurance recoverables on paid and unpaid losses represent the portion of the loss and loss adjustment expenses that is assumed by reinsurers. These recoverables are reported on our balance sheet separately as assets, as reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts, which could be subject to interpretations that differ from ours based on judicial theories of liability. In addition, we bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid loss and loss adjustment expenses remain outstanding for an extended period of time.

Adverse Development Cover
      The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodologies. Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, “Business Combinations,” with a corresponding amount receivable from the seller. Amounts are shown net in the income statement.

Deferred Policy Acquisition Costs
      We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments as to ultimate recoverability of these deferred costs are highly dependent upon estimated future costs associated with the premiums written.

Deferred Taxes
      We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. If necessary, we would establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized.

Goodwill and Other Intangible Assets
      Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Retrospective Premiums
      Retrospective premiums for primary and reinsured risks are included in income as earned on a pro rata basis over the effective period of the respective policies. Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Unearned premiums are deferred and include that portion of premiums written that is applicable to the unexpired period of the policies in force and estimated adjustments of premiums on policies that have retrospective rating endorsements. Approximately 35.8% of premiums written in 2004 relate to retrospectively rated policies.

Earned But Unbilled Premiums
      We estimate the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period.

Impairment of Investment Securities
      Impairment of investment securities results in a charge to operations when the market value of a security declines to below our cost and is deemed to be other-than-temporary. We regularly review our fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including but not limited to the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value and specific credit issues related to the issuer and current economic conditions. In general, we focus on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements.
Recent Accounting Pronouncements
      SFAS No. 123 (revised 2004), “Share Based Payment,” was issued in December 2004. Statement No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      Statement No. 123(R) must be adopted no later than July 1, 2005, and we expect to adopt the Statement on that date. As permitted by Statement No. 123, the Company currently accounts for share based payments to employees using the intrinsic value method as detailed in Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement No. 123 as described in Note 2.n. of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk.
Credit Risk
      Credit Risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing in fixed-income securities which are rated “A” or higher by Standard & Poor’s. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in the portfolio. To limit our exposure to risk we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector.
Interest Rate Risk
      We had fixed-income investments with a fair value of $105.7 million at December 31, 2004 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.
      The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2004. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in		Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Equity

	($ in thousands)
200 basis point increase	$(12,874)	$92,787	(12.2)%
100 basis point increase	(6,333)	99,328	(6.0)%
No change	—	105,661	—
100 basis point decrease	6,333	111,994	6.0%
200 basis point decrease	12,874	118,535	12.2%

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
SeaBright Insurance Holdings, Inc.:
      We have audited the accompanying consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2004 and for the period from June 19, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from June 19, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ KPMG LLP
Seattle, Washington
March 22, 2005

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Investment securities available-for-sale, at fair value	$105,661	$51,881
Cash and cash equivalents	8,279	5,008
Accrued investment income	1,096	486
Premiums receivable, net of allowance	7,397	5,263
Deferred premiums	59,243	14,555
Retrospective premiums accrued	1,086	—
Federal income tax recoverable	397	—
Service income receivable	304	1,224
Reinsurance recoverables	13,484	12,050
Receivable under adverse development cover	2,853	2,468
Prepaid reinsurance	5,254	2,340
Property and equipment, net	493	340
Deferred federal income taxes, net	3,604	991
Deferred policy acquisition costs, net	7,588	1,936
Intangible assets, net	2,093	2,824
Goodwill	1,821	2,062
Other assets	5,459	2,652

Total assets	$226,112	$106,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$68,228	$29,733
Unearned premiums	67,626	18,602
Reinsurance funds withheld and balances payable	1,553	2,807
Premiums payable	3,128	3,976
Accrued expenses and other liabilities	15,207	5,196
Federal income tax payable	—	161
Surplus notes	12,000	—

Total liabilities	167,742	60,475

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; issued and outstanding — 508,265.25 shares at December 31, 2004 and 456,750 shares at December 31, 2003	5	5
Undesignated preferred stock, $0.01 par value; authorized — 10,000,000 shares at December 31, 2004 and no shares at December 31, 2003; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value; authorized — 10,000,000 shares at December 31, 2004 and 750,000 shares at December 31, 2003; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Paid-in capital	50,831	45,670
Accumulated other comprehensive income	530	132
Retained earnings (accumulated deficit)	7,004	(202)

Total stockholders’ equity	58,370	45,605

Total liabilities and stockholders’ equity	$226,112	$106,080

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Period from
		June 19, 2003
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2004	2003

	(In thousands, except income
	per share information)
Revenue:
Premiums earned	$77,960	$3,134
Net investment income	2,468	313
Net realized gain (loss)	38	(4)
Claims service income	2,916	663
Other service income	794	561
Other income	2,493	655

	86,669	5,322

Losses and expenses:
Loss and loss adjustment expenses	53,660	3,024
Underwriting, acquisition and insurance expenses	17,854	1,789
Other expenses	4,929	812

	76,443	5,625

Income (loss) before federal income taxes	10,226	(303)

Federal income tax expense (benefit):
Current	5,850	123
Deferred	(2,830)	(224)

	3,020	(101)

Net income (loss)	$7,206	$(202)

Fully diluted income per common share equivalent	$0.98

Weighted average common share equivalents outstanding	7,387,276

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Outstanding Shares					Other	Retained
						Comprehensive	Earnings	Total
	Preferred	Common	Preferred	Common	Paid-in	Income	(Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Capital	(Loss)	Deficit)	Equity

	(In thousands)
Balance at June 19, 2003 (inception)	—	—	$—	$—	$—	$—	$—	$—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(202)	(202)
Other comprehensive income (loss):
Reclassification adjustment for realized losses recorded into income, net of tax of $1	—	—	—	—	—	(3)	—	(3)
Increase in unrealized gain on investment securities available-for-sale, net of tax of $69	—	—	—	—	—	135	—	135

Comprehensive loss	—	—	—	—	—	—	—	(70)
Sale of preferred stock	457	—	5	—	45,670	—	—	45,675

Balance at December 31, 2003	457	—	5	—	45,670	132	(202)	45,605
Comprehensive income:
Net income	—	—	—	—	—	—	7,206	7,206
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $12	—	—	—	—	—	21	—	21
Increase in unrealized gain on investment securities available-for-sale, net of tax of $205	—	—	—	—	—	377	—	377

Comprehensive income	—	—	—	—	—	—	—	7,604
Sale of preferred stock	51	—	—	—	5,161	—	—	5,161

Balance at December 31, 2004	508	—	$5	$—	$50,831	$530	$7,004	$58,370

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from
		June 19, 2003
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2004	2003

	(In thousands)
Cash flows from operating activities, net of effect of acquisition:
Net income (loss)	$7,206	$(202)
Adjustments to reconcile net loss to cash used in operating activities, net of effect of acquisition:
Amortization of deferred policy acquisition costs	9,985	322
Policy acquisition costs deferred	(15,637)	(2,258)
Provision for depreciation and amortization	1,602	320
Net realized (gain) loss on investments	(33)	4
Gain on sale of fixed assets	(5)	—
Benefit for deferred federal income taxes	(2,830)	(262)
Changes in certain assets and liabilities:
Federal income taxes payable	(558)	161
Unpaid loss and loss adjustment expense	38,495	1,374
Reinsurance recoverables, net of reinsurance withheld	(5,987)	(1,426)
Unearned premiums, net of deferred premiums and premiums receivable	1,116	2,170
Accrued investment income	(610)	(372)
Other assets and other liabilities	8,284	670

Net cash provided by operating activities	41,028	501

Cash flows from investing activities, net of effects of acquisition:
Purchases of investments	(78,096)	(41,901)
Sales of investments	20,206	5,840
Maturities and other	3,877	182
Purchases of property and equipment	(314)	(267)
Cash paid for acquisition, net of cash acquired	—	(5,022)

Net cash used in investing activities	(54,327)	(41,168)

Cash flows from financing activities:
Proceeds from issuance of surplus notes, net of debt issuance costs	11,409	—
Proceeds from issuance of preferred stock	5,161	45,675

Net cash provided by financing activities	16,570	45,675

Net increase in cash and cash equivalents	3,271	5,008
Cash and cash equivalents at beginning of period	5,008	—

Cash and cash equivalents at end of period	$8,279	$5,008

Supplemental disclosure of cash flow activities:
Increase in accrued liabilities incurred due to acquisition of assets	$—	$476
Federal income taxes paid	6,336	—
Interest paid on surplus notes	335	—
Purchase price adjustment	771	—
See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      SeaBright Insurance Holdings, Inc. (“SIH” or the “Company”), a Delaware corporation, was formed in June 2003. On July 14, 2003, SIH entered into a purchase agreement, effective September 30, 2003, with Kemper Employers Group, Inc. (“KEG”), Eagle Insurance Companies (“Eagle”), and Lumbermens Mutual Casualty Company (“LMC”), all ultimately owned by Kemper Insurance Companies (“KIC”) (the “Acquisition”). Under this agreement, SIH acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights as further discussed in Note 17.
      KEIC is licensed to write workers’ compensation insurance in 43 states and the District of Columbia. Domiciled in the State of Illinois and commercially domiciled in the State of California, it writes both state act workers’ compensation insurance and United States Longshore and Harborworkers’ Compensation insurance (“USL&H”). Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. As further discussed in Note 17, in connection with the Acquisition, KEIC and LMC entered into an agreement to indemnify each other with respect to developments in KEIC’s unpaid loss and loss adjustment expenses over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.
      PointSure is engaged primarily in administrative and brokerage activities. Eagle consists of Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc., both writers of state act workers’ compensation insurance and USL&H that are in run-off as of December 31, 2004.
      KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the States of California, Hawaii, and Alaska. In November 2003, permission was granted by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”) for KEIC to change its name to SeaBright Insurance Company (“SBIC”).

2.	Summary of Significant Accounting Policies

a. Basis of Presentation
      The accompanying consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, PointSure and SBIC, (collectively, the “Company”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.
      The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include amounts based on the best estimates and judgment of management. Such estimates and judgments could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein.
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Currently, the Company has one operating segment, workers’ compensation insurance and related services.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b. Investment Securities
      Investment securities are classified as available-for-sale and carried at fair value, adjusted for other-than-temporary declines in fair value, with changes in unrealized gains and losses recorded directly in other comprehensive income, net of applicable income taxes. The estimated fair value of investments in available-for-sale securities is generally based on quoted market value prices for securities traded in the public marketplace. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.
      Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by the issuers of securities. These securities are carried at the unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using a method that approximates the level yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. To the extent that the estimated lives of such securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. Prepayment assumptions used for mortgage-backed and asset-backed securities were obtained from an external securities information service and are consistent with the current interest rate and economic environment.
      For the purpose of determining realized gains and losses, which arise principally from the sale of investments, the cost of securities sold is based on specific-identification.

c. Cash and Cash Equivalents
      Cash and cash equivalents, which consist primarily of amounts deposited in banks and financial institutions, and all highly liquid investments with maturity of 90 days or less when purchased, are stated at cost.

d. Use of Estimates
      The preparation of the consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company has used significant estimates in determining the unpaid loss and loss adjustment expenses, goodwill and other intangibles, earned premiums on retrospectively rated policies, earned but unbilled premiums, federal income taxes and amounts related to reinsurance.

e. Premiums Receivable
      Premiums receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of uncollected premium in the Company’s existing premiums receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

f. Deferred Policy Acquisition Costs
      Acquisition costs related to premiums written are deferred and amortized over the periods in which the premiums are earned. Such acquisition costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Deferred policy acquisition costs are limited to amounts recoverable from unearned premiums and anticipated investment income.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

g. Property and Equipment
      Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Depreciation expense for the year ended December 31, 2004 and period from inception through December 31, 2003 was approximately $166,000 and $20,000, respectively.

h. Goodwill and Other Intangible Assets
      Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

i. Revenue Recognition
      Premiums for primary and reinsured risks are included in revenue over the life of the contract in proportion to the amount of insurance protection provided (i.e., ratably over the policy period). The portion of the premium that is applicable to the unexpired period of the policies in-force is not included in revenue and is deferred and recorded as unearned premium in the liability section of the balance sheet. Deferred premiums represent the unbilled portion of annual premiums.
      Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported using actuarial loss development factors and is consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. As of December 31, 2004 and 2003, approximately 35.8% and 43.8%, respectively, of premiums written relates to retrospectively rated policies.
      The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period. Included in deferred premiums at December 31, 2004 and 2003 and premiums earned for the periods then ended are accruals for earned but unbilled premiums of $1.7 million and $0, respectively.
      Service income generated from various underwriting and claims service agreements with third parties is recognized as income in the period in which services are performed.

j. Unpaid Loss and Loss Adjustment Expense
      Unpaid loss and loss adjustment expenses represent estimates of the ultimate net cost of all unpaid losses incurred through the specified period. Loss adjustment expenses are estimates of unpaid expenses to be incurred in settlement of the claims included in the liability for unpaid losses. These liabilities, which anticipate salvage and subrogation recoveries and are presented gross of amounts recoverable from reinsurers, include estimates of future trends in claim severity and frequency and other factors that could vary as the losses are ultimately settled. In connection with the Acquisition, KEIC and LMC entered into an adverse development cover agreement to indemnify each other with respect to developments in KEIC’s

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unpaid loss and loss adjustment expenses over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.
      We use independent actuaries to assist in the evaluation of the adequacy of our reserve for unpaid loss and loss adjustment expense. In light of the Company’s short operating history, and uncertainties concerning the effects of legislative reform specifically as it relates to the Company’s California workers compensation class of business, actuarial techniques are applied that use the historical experience of the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

•	the Company’s claims experience and that of its predecessor;

•	the industry’s claims experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	legislative reforms affecting workers’ compensation; and

•	the environment in which insurance companies operate.
      Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the reserves for unpaid loss and loss adjustment expenses are adequate. The estimates are reviewed periodically and any necessary adjustments are included in the results of operations of the period in which the adjustment is determined.

k. Reinsurance
      The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with nonaffiliated reinsurers. Reinsurance premiums, commissions, expense reimbursements and reserves related to ceded business are accounted for on a basis consistent with those used in accounting for original policies issued and the terms of the reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodology for estimating unpaid loss and loss adjustment expense liabilities, including an incurred loss development method and a paid loss development. Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, “Business Combinations,” with a corresponding amount receivable from the seller. Amounts are shown net in the income statement. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

l. Income Taxes
      The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse, net of any applicable valuation allowances.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

m. Earnings Per Share
      The following table provides the reconciliation of weighted average common share equivalents outstanding used in calculating earnings per share for the year ended December 31, 2004:

Diluted:
Basic weighted average shares outstanding	—
Weighted average shares issuable upon conversion of preferred stock	7,387,276

Weighted average common share equivalents outstanding	7,387,276

      Earnings per share is not presented for the period ended December 31, 2003 as there are not issued and outstanding shares of common stock and the Company had a net loss. Any common stock equivalents would be anti-dilutive. Outstanding options to purchase shares of our common stock are excluded above because they are not dilutive.

n. Stock Based Compensation
      The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation.” None of the Company’s stock options has an intrinsic value at grant date and, accordingly, no compensation cost has been recognized for its stock option plan activity.
      The following table illustrates the effect on net income (loss) for the year ended December 31, 2004 and for the three month period ended December 31, 2003 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

		Three Months
	Year Ended	Ended
	December 31,	December 31,
	2004	2003

	(In thousands)
Net income (loss):
As reported	$7,206	$(202)
Less SFAS No. 123 compensation costs, net of taxes	(80)	(17)

Pro forma net income (loss)	$7,126	$(219)

Fully diluted income per common share equivalent, as reported	$0.98
Less SFAS No. 123 compensation costs, net of taxes	(0.01)

Pro forma fully diluted income per common share equivalent	$0.97

      The compensation expense included in the pro forma net income (loss) is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards may be made each year.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The per-share weighted average grant date fair value of options granted was $1.09 in 2004 and $1.06 in 2003. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations:

		Three Months
	Year Ended	Ended
	December 31,	December 31,
	2004	2003

Expected dividend yield	—	—
Risk-free interest rate	2.61%	2.54%
Expected life (years)	7.0	7.0
Volatility	—	—

o. Recent Accounting Statements
      SFAS No. 123 (revised 2004), “Share Based Payment,” was issued in December 2004. Statement No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      Statement No. 123(R) must be adopted no later than July 1, 2005, and we expect to adopt the Statement on that date. As permitted by Statement No. 123, the Company currently accounts for share based payments to employees using the intrinsic value method as detailed in Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share discussed above.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments
      The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at December 31, 2004 and 2003 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

		(In thousands)
2004:
U.S. Treasury securities	$8,763	$2	$(72)	$8,693
Government sponsored agency securities	5,999	3	(40)	5,962
Corporate securities	20,612	327	(12)	20,927
Tax-exempt municipal securities	54,653	648	(59)	55,242
Mortgage pass-through securities	10,943	58	(22)	10,979
Collateralized mortgage obligations	1,177	—	(10)	1,167
Asset-backed securities	2,698	2	(9)	2,691

Total investment securities available-for-sale	$104,845	$1,040	$(224)	$105,661

2003:
U.S. Treasury securities	$15,611	$9	$(99)	$15,521
U.S. government sponsored agency securities	2,030	7	(8)	2,029
Corporate securities	11,367	58	(5)	11,420
Tax-exempt municipal securities	8,320	192	(4)	8,508
Mortgage pass-through securities	9,399	51	—	9,450
Collateralized mortgage obligations	1,840	—	(6)	1,834
Asset-backed securities	3,113	6	—	3,119

Total investment securities available-for-sale	$51,680	$323	$(122)	$51,881

      At December 31, 2004 and 2003, the unrealized loss on temporarily impaired investments totaled $224,000 and $122,000, respectively, for investment securities available-for-sale with a fair value of $29.8 million and $17.6 million, respectively. All were impaired for less than one year. The majority of the impairment on investment securities available-for-sale was in U.S. treasury notes and government sponsored agency obligations, which accounted for 50% of the total impairment. Temporarily impaired securities are a result of market value changes and are expected to regain the lost value with market shifts. Other-than-temporarily impaired securities are a result of contractual failure by the issuer, are not expected to rebound and, therefore, are considered not collectable.
      The Company evaluated investment securities with December 31, 2004 fair values less than amortized cost and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2004, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Estimated
Maturity	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$7,673	$7,659
Due after one year through five years	13,230	13,193
Due after five years through ten years	55,717	56,319
Due after ten years	13,407	13,653
Securities not due at a single maturity date	14,818	14,837

Total investment securities available-for-sale	$104,845	$105,661

      The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities was $26.8 million and $13.0 million at December 31, 2004 and 2003, respectively.
      Major categories of consolidated net investment income are summarized as follows for the year ended December 31, 2004 and the three month period ended December 31, 2003:

		Three Months
	Year Ended	Ended
	December 31,	December 31,
	2004	2003

	(In thousands)
Investments securities available-for-sale	$2,609	$333
Cash and short-term investments	111	21

Total gross investment income	2,720	354
Less investment expenses	(252)	(41)

Net investment income	$2,468	$313

      The consolidated proceeds and related gross realized gains and losses received from sales of investments were as follows for the year ended December 31, 2004 and the three month period ended December 31, 2003:

		Gross Realized	Gross Realized
	Proceeds	Gains	Losses

	(In thousands)
Year Ended December 31, 2004:
Sales	$20,206	$99	$(66)
Maturities and other	3,877	—	—

	$24,083	$99	$(66)

Three Months Ended December 31, 2003:
Sales	$5,840	$—	$(4)
Maturities and other	182	—	—

	$6,022	$—	$(4)

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value of Financial Instruments
      Estimated fair value amounts, defined as the quoted market price of a financial instrument, have been determined using available market information and other appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.
      The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes:

•	Cash and cash equivalents, premiums receivable, and accrued expenses and other liabilities: The carrying amounts for these financial instruments as reported in the accompanying balance sheets approximate their fair values.

•	Investment securities: The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace or analytically determined values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company’s investment securities are disclosed in Note 3.
      Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

5.	Premiums
      Direct premiums written totaled $134.5 million for the year ended December 31, 2004 and $22.2 million for the three month period ended December 31, 2003.
      Premiums receivable consist of the following at December 31, 2004 and 2003:

	December 31,

	2004	2003

	(In thousands)
Premiums receivable	$8,068	$5,285
Allowance for doubtful accounts	(671)	(22)

	$7,397	$5,263

      The activity in the allowance for doubtful accounts for the year ended December 31, 2004 and for the period from June 19, 2003 (inception) through December 31, 2003 is as follows (in thousands):

Balance at June 19, 2003	$—
Additions charged to bad debt expense	(64)
Write offs charged against allowance	42

Balance at December 31, 2003	(22)
Additions charged to bad debt expense	(764)
Write offs charged against allowance	115

Balance at December 31, 2004	$(671)

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
      Property and equipment at December 31, 2004 and 2003 are summarized as follows:

	December 31,

	2004	2003

	(In thousands)
Furniture and equipment	$678	$360
Less accumulated depreciation and amortization	(185)	(20)

Property and equipment, net	$493	$340

7.	Deferred Policy Acquisition costs
      The following reflects the amounts of policy acquisition costs deferred and amortized for the year ended December 31, 2004 and the three months ended December 31, 2003:

		Three Months
	Year Ended	Ended
	December 31,	December 31,
	2004	2003

	(In thousands)
Beginning balance	$1,936	$—
Policy acquisition costs deferred	15,637	2,258
Amortization of deferred policy acquisition costs	(9,985)	(322)

Ending balance	$7,588	$1,936

8.	Reinsurance

a. Reinsurance Ceded
      Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks.
      Effective October 1, 2004, the Company entered into reinsurance agreements wherein it retains the first $500,000 of each loss occurrence. Losses in excess of $500,000 up to $100.0 million are 100% reinsured with nonaffiliated reinsurers.
      Effective from October 1, 2003 through October 1, 2004, the Company entered into reinsurance agreements wherein it retains the first $500,000 of each loss occurrence. The next $500,000 of such loss occurrence is 50% retained by SBIC after meeting a $1.5 million aggregate deductible. Losses in excess of $1.0 million up to $100.0 million are 100% reinsured with nonaffiliated reinsurers.
      SBIC has in place a series of reinsurance agreements that were entered into prior to its acquisition by SIH which are as follows: Effective from January 1, 1999 through January 1, 2001, SBIC retains the first $250,000 of each loss occurrence; the next $750,000 of such loss occurrence is 100% reinsured with nonaffiliated reinsurers. Losses in excess of $1.0 million up to $4.0 million for this time period are 100% reinsured with nonaffiliated reinsurers. Effective July 1, 2000 through July 1, 2002, SBIC retains the first $500,000 of each loss occurrence; the next $500,000 of such loss occurrence is 100% reinsured with nonaffiliated reinsurers. Effective January 1, 2001 through January 1, 2002, SBIC retains the first $1.0 million of each loss occurrence; losses up to $5.0 million are 100% reinsured with nonaffiliated reinsurers. Effective October 1, 2000 through October 1, 2001 SBIC has a quota-share agreement whereby 10% of the first $250,000 loss plus a pro-rata share of expenses are 100% reinsured with Swiss Reinsurance

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company. Effective January 1, 2002 through May 31, 2002, 100% of all losses are 100% quota-shared to Argonaut Insurance Company.
      As part of the purchase of SBIC, SIH, and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $2.9 million at December 31, 2004 and $2.5 million at December 31, 2003. The increase in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying consolidated statements of operations.
      As part of the Agreement, LMC placed into trust (the “Trust”) an amount equal to 10% of the balance sheet reserves of SBIC at the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to 102% of LMC’s obligations under the Agreement. Initial loss reserves were $16.0 million. The balance of the Trust was $4.8 million at December 31, 2004 and $1.6 million at December 31, 2003.

b. Reinsurance Assumed
      The Company assumes business from the National Council for Compensation Insurance in the states of Alaska, Nevada and Oregon as part of the Residual Market Pool program.

c. Reinsurance Recoverables and Income Statement Effects
      Balances affected by reinsurance transactions are reported gross of reinsurance in the balance sheets. Reinsurance recoverables are comprised of the following amounts at December 31, 2004 and 2003:

	December 31,

	2004	2003

	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$12,582	$11,238
Reinsurance recoverables on paid losses	902	812

Total reinsurance recoverables	$13,484	$12,050

      The Company recorded no write-offs of uncollectible reinsurance recoverables in the year ended December 31, 2004 or the three month period ended December 31, 2003.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of reinsurance on income statements amounts are as follows for the year ended December 31, 2004 and the three month period ended December 31, 2003:

		Three Months
	Year Ended	Ended
	December 31,	December 31,
	2004	2003

	(In thousands)
Reinsurance assumed:
Written premiums	$1,162	$—
Earned premiums	999	—
Losses and loss adjustment expenses incurred	851	—
Reinsurance ceded:
Written premiums	$16,067	$2,759
Earned premiums	13,153	419
Losses and loss adjustment expenses incurred	2,972	2,117
      The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to losses from reinsurer insolvencies. In the event a reinsurer is unable to meet its obligations, the Company would be liable for the losses under the agreement.
      The Company did not commute any reinsurance agreements in the year ended December 31, 2004 or the three month period ended December 31, 2003.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Unpaid Loss and Loss Adjustment Expenses
      The following table summarizes the activity in unpaid loss and loss adjustment expense for the year ended December 31, 2004 and the three month period ended December 31, 2003:

		Three Months
	Year Ended	Ended
	December 31,	December 31,
	2004	2003

	(In thousands)
Beginning balance	$18,495	$—
Balance acquired at October 1, 2003, net of reinsurance recoverables of $9,938	—	15,953
Incurred related to:
Current period	53,594	3,024
Prior periods	451	2,468
Receivable under adverse development cover	(385)	(2,468)

Total incurred	53,660	3,024

Paid related to:
Current period	(11,401)	(1,061)
Prior periods	(5,493)	(1,889)

Total paid	(16,894)	(2,950)
Receivable under adverse development cover	385	2,468

Ending balance, net of reinsurance recoverables of $12,582 in 2004 and $11,238 in 2003	$55,646	$18,495

      As a result of changes in estimates of insured events in prior periods, the unpaid loss and loss adjustment expenses increased by approximately $451,000 in the period due to development on previously reported claims. LMC is obligated to reimburse the Company for $385,000 of the prior period development. In connection with the Acquisition, KEIC and LMC entered into an agreement to indemnify each other with respect to developments in KEIC’s unpaid loss and loss adjustment expenses over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.

10.	Surplus Notes
      On May 26, 2004, SBIC issued in a private placement $12.0 million in subordinated floating rate Surplus Notes due in 2034. The transaction was underwritten by Morgan Stanley & Company and Cochran & Caronia Securities, LLC. The noteholder is ICONS, Ltd. and Wilmington Trust Company acts as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The interest rate at December 31, 2004 was 6.36%. Interest and principal may only be paid upon the prior approval of the Illinois Division of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Division of Insurance approval, the Company cannot pay dividends on its capital stock, is limited in its ability to redeem, purchase or acquire any of its capital stock and cannot make payments of interest

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or principal on any debt issued by the Company which ranks equal with or junior to the Surplus Notes. If an event of default occurs and is continuing, the principal and accrued interest can become immediately due and payable. Interest expense for the year ended December 31, 2004 was $415,000.
      The notes are redeemable prior to 2034 by the Company, in whole or in part, from time to time, on or after May 24, 2009 on an interest payment date or at any time prior to May 24, 2009, in whole but not in part, upon the occurrence and continuation of a tax event as defined in the agreement. The Company may not exercise its option to redeem with respect to a tax event unless it pays a premium in addition to the redemption price.
      Issuance costs of $591,000 incurred in connection with the Surplus Notes are being amortized over the life of the notes using the effective interest method. Amortization expense for the year ended December 31, 2004 was $20,000.

11.	Income Taxes
      The operations of SIH and its subsidiaries are included in a consolidated federal income tax return.
      The following is a reconciliation of the difference between the “expected” income tax computed by applying the federal statutory income tax rate to income before income taxes and the total federal income taxes reflected on the books for the initial year ended December 31, 2004 and the three month period ended December 31, 2003:

		Three Months
	Year Ended	Ended
	December 31,	December 31,
	2004	2003

	(In thousands)
Expected federal income tax expense (benefit)	$3,579	$(103)
Tax exempt bond interest income	(508)	—
Change in tax rate from 34% to 35%	(65)	—
Meals and entertainment	14	2

Total federal income tax expense (benefit)	$3,020	$(101)

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for federal income tax reporting purposes. The significant components of the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Unpaid loss and loss adjustment expenses	$2,865	$995
Unearned premium	4,201	1,106
Net operating loss carryforward	—	117
Bad debt reserves	193	22
Amortizable assets	229	—
Other	84	35

Total gross deferred tax assets	7,572	2,275

Deferred tax liabilities:
Fixed assets	(112)	(67)
Prepaid expenses	(160)	—
Debt issuance costs	(200)	—
State insurance licenses	(408)	(408)
Deferred acquisition costs	(2,657)	(658)
Unrealized net gain on investment securities	(368)	(151)
Other	(63)	—

Total deferred tax liabilities	(3,968)	(1,284)

Net deferred tax asset	$3,604	$991

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred taxes are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.
      At December 31, 2003, the Company had a net operating loss carryforward of $343,000, which management fully utilized as an offset against the Company’s federal taxable income for its first full year of operations in calendar year 2004. Consequently, the Company has no net operating loss carry forward at December 31, 2004.

12.	Statutory Net Income and Stockholder’s Equity
      SBIC is required to file annually with state regulatory insurance authorities financial statements prepared on an accounting basis as prescribed or permitted by such authorities (statutory basis accounting or “SAP”). Statutory net income and capital and surplus (stockholder’s equity) differ from amounts reported in accordance with GAAP, primarily because policy acquisition costs are expensed when incurred,

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain assets designated as “nonadmitted” for statutory purposes are charged to surplus, fixed-income securities are reported primarily at amortized cost or fair value based on their rating by the National Association of Insurance Commissioners (“NAIC”), policyholders’ dividends are expensed as declared rather than accrued as incurred, income tax expense reflects only taxes paid or currently payable, and any change in the admitted net deferred tax asset is offset to equity. Following is a summary of the Company’s statutory net loss for the year ended December 31, 2004 and the three month period ended December 31, 2003 and capital and surplus as of December 31, 2004 and 2003:

	December 31,

	2004	2003

	(In thousands)
Statutory net loss	$(1,735)	$(2,955)
Statutory capital and surplus	54,499	35,858
      The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to shareholders without prior approval of regulatory authorities is restricted, if such dividend together with other distributions during the 12 preceding months would exceed the greater of 10% of the insurer’s statutory surplus as regards policyholders as of the preceding December 31, or the statutorily adjusted net income for the preceding calendar year. If the limitation is exceeded, then such proposed dividend must be reported to the Director of Insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized gains. At December 31, 2004, the Company had negative statutory earned surplus of $2.5 million. Consequently, SBIC will not be able to pay any shareholder dividends in 2005 without the prior approval of the regulators. KEIC was last examined by the Illinois Division of Insurance as of December 31, 2000. The State of Illinois imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2004 and 2003, the Company exceeded the minimum risk-based capital requirements.

13.	Commitments
      The Company leases certain office space for its headquarters and regional offices under agreements that are accounted for as operating leases. Lease expense for the year ended December 31, 2004 and the three month period ended December 31, 2003 totaled $571,000 and $158,000, respectively. Future minimum payments required under the agreements are as follows:

Operating
Leases

(In thousands)
2005	$544
2006	524
2007	464
2008	448
2009	304
Thereafter	23

$2,307

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Retirement Plan
      The Company maintains a defined contribution retirement plan covering substantially all of its employees. The amount of annual contribution is 1% of gross salaries and must be approved by the board of directors. Any additional contribution must be requested by the President and CEO and approved by the Compensation Committee. Contribution expense for the year ended December 31, 2004 and for the three month period ended December 31, 2003 was $316,000 and $60,000, respectively.

15.	Contingencies
      a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments should be accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has accrued a liability for guaranty fund and other assessments of $2.0 million at December 31, 2004 and has no related asset for premium offset or policy surcharges. This amount represents management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of current insolvencies. The majority of assessments are paid out in the year following the premium written or the losses are paid.
      b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.
      c. In May 2004, the Company was notified of a claim for damages brought by an individual against PointSure for breach of contract. The Company believes PointSure has valid defenses to this claim and has not established any liability in connection with this claim. No litigation has been commenced.

16.	Retrospectively Rated Contracts
      On October 1, 2003, the Company began selling workers’ compensation insurance policies for which the premiums vary based on loss experience. Accrued retrospective premiums are determined based upon loss experience on business subject to such experience rating adjustment. Accrued retrospective rated premiums are determined by or allocated to individual policyholder accounts. Accrued retrospective premiums and return retrospective premiums are recorded as additions to and reductions from written premium, respectively. Approximately 35.8% of the Company’s direct premiums written for the year ended December 31, 2004 related to retrospectively rated contracts and approximately 43.8% of direct premiums written for the three month period ended December 31, 2003 related to such contracts. The Company accrued $1.1 million for retrospective premiums payable and $593,000 for return retrospective premiums at December 31, 2004. No such amounts were recorded at December 31, 2003.

17.	Acquisition
      On July 14, 2003, SIH entered into a purchase agreement, effective September 30, 2003, with KEG, Eagle and LMC, all ultimately owned by KIC. In the Acquisition, SIH acquired PointSure, KEIC, and the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company. Eagle Pacific Insurance Company began writing specialty workers’ compensation insurance approximately 20 years ago. The Acquisition gave SIH renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of the workers’ compensation insurance business, and a fully-operational infrastructure that would have taken many years to develop. These renewal rights gave the Company access to customer lists and the right to seek to renew

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its continuing in-force insurance contracts. In addition, KEIC provided the requisite insurance licenses needed to write business.
      The initial aggregate purchase price, including acquisition costs of $1.3 million, was $16.0 million. The acquired assets and liabilities were recorded on the Company’s books at their respective fair values as of the date of Acquisition. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was $2.1 million. The consolidated statements of operations for the year ended December 31, 2004 and for the three month period ended December 31, 2003 include the operations of KEIC and PointSure since October 1, 2003.
      The Company and LMC negotiated a final purchase price adjustment settlement on September 28, 2004. Included in the original purchase price allocation was an estimated purchase price settlement amount of $1.1 million. The final purchase price adjustment settlement of $771,000 reduced the October 1, 2003 balance of reinsurance recoverables by $155,000 and increased the reserve for unpaid loss and loss adjustment expenses by $226,000. The Company was required to pay interest expense of $30,000 related to the settlement period. In addition, the Company recorded an entry to increase other assets and reduce goodwill by $241,000.
      The following table summarizes the estimated fair value of assets acquired and liabilities assumed in the Acquisition.

		As Originally
	As Adjusted	Recorded

	(In thousands)
Assets:
Investment securities available-for-sale, at fair value	$15,923	$15,923
Cash and cash equivalents	10,511	10,511
Accrued investment income	113	113
Premiums receivable, net of allowance	3,386	3,386
Reinsurance recoverables	10,807	10,962
Deferred federal income taxes	797	797
Intangible assets	3,007	3,007
Goodwill	1,821	2,062
Other assets	1,594	1,353

Total assets	47,959	48,114

Liabilities:
Unpaid loss and loss adjustment expenses	26,117	25,891
Reinsurance funds withheld and balances payable	805	805
Accrued expenses and other liabilities	5,225	5,410

Total liabilities	32,147	32,106

Net assets acquired	$15,812	$16,008

      As part of the purchase of KEIC, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss result at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss result at September 30, 2003 over the actual loss reserves at December 31, 2011.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As part of the Agreement, LMC placed into trust (the “Trust”) an amount equal to 10% of the balance sheet reserves of KEIC at the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to 102% of LMC’s obligations under the Agreement. The initial estimate of KEIC’s loss reserves was approximately $16.0 million.
      In addition to the final purchase price adjustment settlement, the Company and LMC agreed to hire an outside actuary to determine the unpaid loss and loss adjustment expenses at September 30, 2004 related to the adverse development cover agreement with LMC, agreeing that, if necessary, LMC would place additional funds into the Trust account to increase the amount to 102% of any determined obligation. In accordance with the terms of adverse development cover agreement and the agreement governing the Trust account, on December 23, 2004, LMC deposited into the Trust account an additional $3.2 million. At December 31, 2004, the Company was waiting to receive a final report from the outside actuary as to the final amount required to be held in the trust account as of September 30, 2004 (see Note 21). The balance of the Trust was $4.8 million at December 31, 2004 and $1.6 million at December 31, 2003.
      The following 2003 pro forma consolidated results of operations (unaudited) have been prepared as if the Acquisition had occurred on January 1, 2003:

(In thousands,
except earnings
per share)
Total revenue	$58,959
Net income	4,774
Fully diluted earnings per common share equivalent outstanding	5.23

18.	Intangible Assets
      Intangible assets, other than goodwill, consist of the following at December 31, 2004 and 2003 (dollar amounts in thousands):

			Accumulated Amortization

	Gross Carrying	Amortization	December 31,	December 31,
	Amount	Period (years)	2004	2003

Intangible assets:
State insurance licenses	$1,200	—	$—	$—
Renewal rights	783	2	489	98
Internally developed software	944	3	393	78
Trademark	50	5	13	3
Customer relations	30	2	19	4

	$3,007		$914	$183

      Aggregate amortization expense was $731,000 for the year ended December 31, 2004 and $183,000 for the three month period ended December 31, 2003. Estimated remaining amortization expense is $629,500 in 2005, $246,000 in 2006, $10,000 in 2007 and $7,500 in 2008.
      The valuation of renewal rights was developed using the income approach, which focuses on the income-producing capability of the renewal rights asset by measuring the present value of the after tax cash flows over the life of the renewal rights.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Stockholders’ Equity

a. Convertible Preferred Stock
      In September 2003, the Company’s board of directors authorized 750,000 shares of convertible preferred stock, all of which were designated as Series A preferred stock. In September 2003, the Company sold 456,750 shares of Series A preferred stock for cash proceeds, net of issuance costs, of $45.7 million. In June 2004, the Company sold an additional 51,615.25 shares of Series A preferred stock to current preferred stockholders and certain members of Company management for an aggregate purchase price of $5.2 million. Each share of Series A preferred stock is convertible into 15.299664 shares of the Company’s common stock, after giving effect to a two-for-one split of the Company’s common stock in February 2004 and a further 7.649832-for-one split of the Company’s common stock in December 2004. All references to numbers of shares in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock splits on a retroactive basis. As explained in Note 21, all outstanding shares of Series A preferred stock were converted into 7,777,808 shares of common stock in connection with the initial public offering of the Company’s common stock in January 2005.

b. Common Stock
      In September 2003, the Company’s board of directors authorized 750,000 shares of common stock with a par value $0.01 per share. The number of authorized shares of common stock was increased to 1.1 million in March 2004, 1.2 million in August 2004, 10.0 million in December 2004 and 75.0 million in January 2005. The board of directors declared a two-for-one common stock split in February 2004 and a further 7.649832-for-one common stock split in December 2004. As explained in Note 21, the Company completed the initial public offering of its common stock in January 2005, issuing 8,625,000 shares of common stock at a price of $10.50 per share for total gross proceeds of $90.6 million and converting all outstanding shares of its Series A preferred stock into 7,777,808 shares of common stock.

c. Common Stock Options
      The stockholders and board of directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003 and the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004. Following completion of the Company’s initial public offering in January 2005, the Company anticipates that all future option grants will be made under the 2005 Plan, and does not intend to issue any further options under the 2003 Plan.
      The board of directors has the authority to determine all matters relating to options to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest evenly over four years and expire ten years from the date of grant. The board of directors reserved an initial total of 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase, to be added on the first day of the Company’s fiscal year beginning in 2006 and ending in 2015, equal to the lesser of (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or; (ii) such lesser number of shares as determined by the board of directors.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 491,508 shares had been granted, and 1,047,755 shares for issuance under the 2005 Plan. No options had been granted under the 2005 Plan as of December 31, 2004. The following table summarizes stock option activity:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Beginning balance	—	$—
Options granted	388,231	6.54
Options forfeited	—	—

		—
Balance at December 31, 2003	388,231	6.54
Options granted	107,102	6.54
Options forfeited	(3,825)	6.54

Balance at December 31, 2004	491,508	6.54

      The following table summarizes stock option information at December 31, 2004:

Options Outstanding

		Weighted-Average		Options Exercisable
Remaining
	Number	Contractual Life	Weighted-Average	Number	Weighted-Average
Exercise Price	Outstanding	(Years)	Exercise Price	Outstanding	Exercise Price

$6.54	491,508	8.88	$6.54	97,058	$6.54

20.	Quarterly Financial Information (unaudited)
      The following table summarizes selected unaudited quarterly financial data for each quarter of the year ended December 31, 2004 and for the quarter ended December 31, 2003, the only quarter in 2003 in which the Company was operational.

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except earnings per share)
Fiscal year 2004:
Premiums earned	$8,513	$15,651	$24,038	$29,758
Loss and loss adjustment expenses	6,598	11,371	16,854	18,837
Underwriting, acquisition and insurance expenses	2,547	3,669	4,291	7,347
Net income	354	967	2,695	3,190
Fully diluted income per common share equivalent	$0.06	$0.15	$0.36	$0.41
Fiscal year 2003:
Premiums earned	$—	$—	$—	$3,134
Loss and loss adjustment expenses	—	—	—	3,024
Underwriting, acquisition and insurance expenses	—	—	—	1,789
Net loss	—	—	—	(202)
Fully diluted loss per common share equivalent	—	—	—	—

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent Events
      In January 2005, the Company amended and restated its certificate of incorporation to increase to 75.0 million the number of shares of common stock authorized to be issued.
      On January 26, 2005, the Company closed its initial public offering of 8,625,000 shares of common stock, including the underwriters’ over-allotment option, at a price of $10.50 per share for net proceeds of approximately $80.8 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $9.7 million. On January 26, 2005, the Company contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. As part of the initial public offering, all 508,365.25 outstanding shares of the Company’s Series A preferred stock were converted into 7,777,808 shares of the Company’s common stock. Included in other assets at December 31, 2004 is approximately $1.3 million of offering costs associated with the initial public offering. These costs were deducted from the gross proceeds of the offering at closing.
      In February 2005, the Company received from the outside actuary the final report of unpaid loss and loss adjustment expenses at September 30, 2004 related to the adverse development cover agreement with LMC (see Note 17). The Company is currently reviewing the results of the final report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
SeaBright Insurance Holdings, Inc.:
      We have audited the combined balance sheet of Predecessor as of December 31, 2002, and the related combined statements of operations, changes in stockholder’s equity and comprehensive income, and cash flows for the nine months ended September 30, 2003 and for the year ended December 31, 2002. These combined financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2002 and the results of its operations and its cash flows for the nine months ended September 30, 2003 and for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in notes 2(i) and 17 to the combined financial statements, effective January 1, 2002 the Predecessor adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
/s/ KPMG LLP
Seattle, Washington
September 14, 2004

PREDECESSOR
COMBINED BALANCE SHEET
DECEMBER 31, 2002
(In thousands)

ASSETS
Investment securities available for sale, at fair value	$55,891
Cash and cash equivalents	30,015
Accrued investment income	498
Premiums receivable, net of allowance	8,694
Deferred premiums	35,228
Retrospective premiums accrued	5,668
Reinsurance recoverables	36,617
Reinsurance recoverables from parent	102,107
Prepaid reinsurance	34,672
Property and equipment, net	133
Deferred federal income taxes, net	4,416
Deferred policy acquisition costs, net	1,422
Intangible assets	921
Other assets	539

Total assets	$316,821

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$153,469
Unearned premiums	47,604
Reinsurance funds withheld and balances payable	756
Deferred retroactive reinsurance gain	6,682
Accrued expenses and other liabilities	18,109
Federal income tax payable to parent	2,429

Total liabilities	229,049

Commitments and contingencies
Stockholder’s equity:
Common stock	7,766
Paid-in capital	103,259
Accumulated deficit	(24,349)
Accumulated other comprehensive income	1,096

Total stockholder’s equity	87,772

Total liabilities and stockholder’s equity	$316,821

See accompanying notes to combined financial statements.

PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Revenue:
Premiums earned	$36,916	$17,058
Net investment income	1,735	3,438
Net realized gains (losses)	14	(4,497)
Service income	698	1,169
Other income	1,514	1,152

	40,877	18,320

Losses and expenses:
Loss and loss adjustment expenses	25,395	4,992
Underwriting, acquisition, and insurance expenses	6,979	3,681
Other expenses	1,791	3,339

	34,165	12,012

Income before federal income taxes	6,712	6,308

Federal income tax expense (benefit):
Current	3,541	2,429
Deferred	(1,545)	589

	1,996	3,018

Net income before cumulative effect of change in accounting principle	4,716	3,290
Cumulative effect of change in accounting principle, net of tax	—	(4,731)

Net income (loss)	$4,716	$(1,441)

See accompanying notes to combined financial statements.

PREDECESSOR
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY AND
COMPREHENSIVE INCOME

				Accumulated
			Retained	Other
			Earnings	Comprehensive
	Common	Paid-In	(Accumulated	Income
	Stock	Capital	Deficit)	(Loss)	Total

	(In thousands)
Balance at December 31, 2001	$7,766	$103,259	$(22,908)	$(1,293)	$86,824
Comprehensive income:
Net loss	—	—	(1,441)	—	(1,441)
Other comprehensive income (loss):
Reclassification adjustment for realized losses recorded into income, net of tax of $1,299	—	—	—	2,415	2,415
Increase in unrealized gains, net of tax of $(14)	—	—	—	(26)	(26)

Comprehensive income					948

Balance at December 31, 2002	7,776	103,259	(24,349)	1,096	87,772
Comprehensive income:
Net income	—	—	4,716	—	4,716
Other comprehensive income (loss):
Reclassification adjustment for realized gains recorded into income, net of tax of $(5)	—	—	—	(9)	(9)
Increase in unrealized gains, net of tax of $203	—	—	—	377	377

Comprehensive income					5,084

Balance at September 30, 2003	$7,766	$103,259	$(19,633)	$1,464	$92,856

	2003		2002

		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding

Eagle Pacific Insurance Company Common Stock, $810 par value	6,500	6,500	6,500	6,500
Pacific Eagle Insurance Company Common Stock, $50 par value	50,000	50,000	50,000	50,000
PointSure Insurance Services, Inc. Common Stock, $1 par value	50,000	500	50,000	500
See accompanying notes to combined financial statements.

PREDECESSOR
COMBINED STATEMENTS OF CASH FLOWS

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,716	$(1,441)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	3,797	1,574
Policy acquisition costs deferred	(6,688)	(2,093)
Provision for depreciation and amortization	416	432
Net realized loss on investments	(14)	4,497
Gain on sale of fixed assets	—	2
Provision (benefit) for deferred federal income taxes	(1,545)	589
Cumulative effect on change in accounting principle	—	4,731
Changes in certain assets and liabilities:
Accrued investment income	104	233
Unpaid loss and loss adjustment expense	8,069	(12,873)
Unearned premiums, net of premiums receivable	(5,048)	(4,660)
Reinsurance recoverables, net of reinsurance funds withheld	11,326	18,463
Deferred gain on retroactive reinsurance transaction	(1,631)	(5,464)
Federal income taxes payable	3,080	863
Other assets and other liabilities	(4,079)	6,280

Net cash provided by operating activities	12,503	11,133

Cash flows from investing activities:
Purchases of investments	(5,794)	(29,943)
Sales, maturities and redemption of investments	15,603	38,488
Purchases of property and equipment	(56)	(42)
Sales of property and equipment	—	12

Net cash provided by (used in) investing activities	9,753	8,515

Net increase (decrease) in cash and cash equivalents	22,256	19,648
Cash and cash equivalents at beginning of year	30,015	10,367

Cash and cash equivalents at end of year	$52,271	$30,015

Supplemental disclosure of cash flow information:
Federal income taxes paid	$—	$1,571
See accompanying notes to combined financial statements.

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Organization
      Eagle Pacific Insurance Company (“EPIC”), Pacific Eagle Insurance Company (“PEIC”), and PointSure Insurance Services, Inc. (“PSIS”), which are collectively referred to as “Predecessor,” were purchased by Lumbermens Mutual Casualty Company (“LMC”) on July 31, 1998 from Services Group of America, Inc. in a transaction accounted for as a purchase business combination.
      EPIC and PEIC write both state act workers’ compensation insurance and United States Longshore and Harborworkers’ Compensation insurance in 20 Western and Gulf Coast states. EPIC is domiciled in the State of Washington and PEIC is domiciled in the State of California. The three states with the largest percentage of the Predecessor’s direct written premiums for the nine months ended September 30, 2003 and the year ended December 31, 2002 were California, Texas, and Alaska. The majority of its business is written in California. PSIS is engaged primarily in administrative and brokerage activities on behalf of EPIC and PEIC.
      On September 30, 2003, LMC sold PSIS and the renewal rights and substantially all of the operating assets, systems and employees of EPIC and PEIC to SeaBright Insurance Holdings, Inc. (“SIH”). Since SIH acquired renewal rights and not the in-force insurance contracts, the in-force insurance contracts will remain with EPIC and PEIC until policy expiration or the date of cancellation. Premium and loss obligations for the policies remain with EPIC and PEIC. SIH has entered into services agreements with LMC to handle claims and policy administration for these policies.

2.	Summary of Significant Accounting Policies

a. Basis of Presentation
      The accompanying combined financial statements include the accounts of EPIC, PEIC, and PSIS, wholly owned subsidiaries of LMC. All significant inter-company transactions among these affiliated entities have been eliminated in the combined financial statements.

b. Use of Estimates
      The preparation of combined financial statements requires management of the Predecessor to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Predecessor has used significant estimates in determining the unpaid loss and loss adjustment expenses, earned premiums on retrospectively rated policies, and amounts related to reinsurance.

c. Investment Securities
      Investment securities are classified as available for sale and carried at fair value, adjusted for other-than-temporary declines in fair value, with changes in unrealized gains and losses recorded directly in other comprehensive income, net of applicable income taxes. The estimated fair value for investments in available for sale securities is generally based on quoted market value prices for securities traded in the public marketplace. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, management considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investment.
      Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by the issuers of securities. Premiums and discounts are amortized using a method that approximates the level yield method over the remaining period to contractual maturity, adjusted for the anticipated prepayments. To the extent the estimated lives of such securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. Prepayment assumptions used for mortgage-backed and asset-backed securities are obtained from an external securities information service and are consistent with the current interest rate and economic environment.
      Realized gains and losses, which arise principally from the sale of investments, are determined on a specific-identification basis.
      Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the call date of the security. Dividend and interest income are recognized when earned.

d. Derivative Instruments and Hedging Activities
      The Predecessor accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.
      The Predecessor held derivative instruments during the year ended December 31, 2002 that were not designated as hedges and as such, changes in fair value of those instruments were recognized in current period earnings and were included as a component of net realized gains (losses). The Predecessor held no derivative instruments at December 31, 2002.

e. Cash and Cash Equivalents
      Cash and cash equivalents, which consist primarily of amounts deposited in banks and financial institutions and all highly liquid investments with maturity of 90 days or less when purchased, are stated at cost.

f. Premiums Receivable
      Premiums receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Predecessor’s best estimate of the amount of probable losses in the Predecessor’s existing premiums receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

g. Deferred Policy Acquisition Costs
      Acquisition costs related to premiums written are deferred and amortized over the periods in which the premiums are earned. Such acquisition costs include commissions, premium taxes, and certain underwriting and policy issuance costs. Deferred policy acquisition costs are limited to amounts recoverable from unearned premiums and anticipated investment income. The amounts that are not considered realizable are charged as an expense through amortization of deferred policy acquisition costs.

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

h. Property and Equipment
      Computer equipment, software, furniture and equipment, and leasehold improvements are recorded at cost and depreciated under the straight line method over their estimated useful lives, which are three years for computer equipment and software, five years for furniture and equipment, and the remaining lease term for leasehold improvements. Depreciation expense for the nine months ended September 30, 2003 and for the year ended December 31, 2002 was $19,181 and $88,079, respectively.

i. Goodwill and Other Intangible Assets
      Goodwill on the accompanying balance sheet represents the excess of costs over fair value of assets associated with LMC’s acquisition of the Predecessor.
      As further described in note 17, the Predecessor adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions for SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

j. Impairment of Long-Lived Assets
      The Predecessor adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Predecessor’s financial statements.
      In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

k. Revenue Recognition
      Premiums for primary and reinsured risks are included in revenue over the period of the contract in proportion to the amount of insurance protection provided (i.e., ratably over the policy period). Premiums are shown net of reinsurance. The portion of the premium that is applicable to the unexpired period of the policies in-force is not included in revenue and is deferred and recorded as unearned premium in the liability section of the balance sheet. Deferred premiums represent the unbilled portion of annual premiums.
      Earned premiums on retrospectively rated policies are based on our estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported using actuarial loss development factors and is consistent with how we project losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder.
      As of December 31, 2002, 42% of the Predecessor’s direct business was from retrospectively rated policies.
      Service income generated from various claims service agreements with the Predecessor’s parent and other third parties is recognized as income in the period in which services are performed.

l. Unpaid Loss and Loss Adjustment Expense
      Unpaid loss and loss adjustment expense represents estimates of the ultimate net cost of all unpaid losses incurred through the specified period. Unpaid loss adjustment expenses are estimates of unpaid expenses to be incurred in settlement of the claims included in the liability for unpaid losses. These liabilities, which anticipate salvage and subrogation recoveries and are presented gross of amounts recoverable from reinsurers, include estimates of future trends in the frequency and severity of claims and other factors that could vary as the losses are ultimately settled. Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the unpaid loss and loss adjustment expenses are adequate. The estimates are continually reviewed and necessary adjustments are included in current operations.

m. Reinsurance
      The Predecessor protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with affiliated and nonaffiliated reinsurers. Reinsurance premiums, commissions, expense reimbursements, and unpaid loss and loss adjustment expense related to assumed and ceded business are accounted for on a basis consistent with those used in accounting for original policies issued and the terms of the reinsurance contracts. Premiums assumed from an affiliate are reported as an addition to premiums written and earned. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.
      On January 1, 1999 EPIC and PEIC entered into quota share reinsurance agreements with LMC, their ultimate parent, whereby EPIC and PEIC ceded to LMC 80% of the net retained liabilities, after application of all external reinsurance, and 80% of underwriting expenses for all policies written by EPIC and PEIC from January 1, 1999 through December 31, 2002. The unearned premiums on policies in force at December 31, 2002 were still subject, subsequent to December 31, 2002, to the terms of the quota share reinsurance treaties.
      On January 1, 1999, EPIC and PEIC entered into excess stop loss reinsurance agreements with LMC, whereby LMC reinsured the excess liability which may accrue to EPIC and PEIC by reason of the net retained liability of EPIC and PEIC under the quota share reinsurance agreements. This agreement applied to all policies written by EPIC and PEIC from January 1, 1999 through December 31, 2002. The combined ratio needed to exceed 115% on a paid basis before EPIC and PEIC were entitled to any recovery under these agreements.
      On January 1, 1999, EPIC and PEIC entered into retroactive Loss Portfolio Transfer Reinsurance Agreements (LPT) with LMC. Under the LPT agreements, EPIC and PEIC would cede to LMC their net retained liability for losses for the policies and losses with dates of accident on or before December 31, 1998 and LMC would assume 100% of the net retained liability relating to those losses. Subsequent to January 1, 1999, there has been adverse development of approximately $24,359,000 through December 31, 2002 on the transferred unpaid loss and loss adjustment expense. At December 31, 2002, the Predecessor has recorded a deferred gain of approximately $6,682,000. The deferred gains are amortized using the

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
recovery method, which considers the actual recoveries at a particular calculation date in relation to the total estimated recoveries at that date. The amortization (accretion) related to deferred gains of $131,000 and $(1,537,000) was considered other income (expense) for the nine months ending September 30, 2003 and the year ended December 31, 2002, respectively.

n. Income Taxes
      The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse, net of any applicable valuation allowances.

o. Comprehensive Income
      Comprehensive income encompasses all changes in shareholder’s equity (except those arising from transactions with shareholders) and includes net income and changes in net unrealized investment gains and losses on investment securities available for sale, net of taxes.

3.	Investments
      The combined cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at December 31, 2002 are as follows:

	December 31, 2002

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. treasuries and government sponsored agency obligations	$20,410	$1,573	$—	$21,983
Asset-backed securities	2,065	119	—	2,184
Mortgage-backed securities	23,212	548	—	23,760

Total fixed income securities	45,687	2,240	—	47,927
Equity securities	8,518	—	554	7,964

Total available-for-sale securities	$54,205	$2,240	$554	$55,891

      At December 31, 2002, the unrealized loss on temporarily impaired investments totaled $554,239 for equity securities with a fair value of $7,964,000. All equity securities were impaired for less than one year. Temporarily impaired equity securities are a result of market value changes and are expected to regain the lost value with market shifts.
      The Predecessor evaluated equity securities with market values less than cost and has determined that the decline in value is temporary. The Predecessor anticipates full recovery with respect to these securities.

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      The combined cost or amortized cost and estimated fair value of fixed income securities at December 31, 2002, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Estimated
Maturity	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$2,224	$2,238
Due after one year through five years	10,416	11,163
Due after five years through ten years	6,574	7,191
Due after ten years	1,196	1,391
Securities not due at a single maturity date	25,277	25,944

Total fixed income securities	$45,687	$47,927

      The combined amortized cost of fixed income securities deposited with various regulatory authorities was $12,655,152 at December 31, 2002.
      Net investment income consisted of the following:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Fixed income securities	$1,397	$3,259
Equity securities	112	170
Cash & short term investments	323	136

Total gross investment income	1,832	3,565
Less investment expense	(97)	(127)

Net investment income	$1,735	$3,438

      Net realized gains and losses were included in revenue as follows:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Fixed income:
Gross gains	$9	$724
Gross losses	—	(886)

Total fixed income	9	(162)

Equity:
Gross gains	5	—
Gross losses	—	(753)
Other-than-temporary declines in fair value	—	(3,582)

Total equity	5	(4,335)

Net realized investment gains (losses)	$14	$(4,497)

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value of Financial Instruments
      Estimated fair value amounts, defined as the quoted market price of a financial instrument, have been determined using available market information and other appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.
      The following methods and assumptions were used by the Predecessor in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes:

•	Cash and cash equivalents, premiums receivable, and accrued expenses and other liabilities: The carrying amounts for these financial instruments as reported in the accompanying balance sheet approximate their fair values.

•	Investment securities: The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace. Additional data with respect to fair values of the Predecessor’s investment securities are disclosed in note 3.
      Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

5.	Premiums
      Direct premiums written for the nine months ended September 30, 2003 and the year ended December 31, 2002 were $68,402,211 and $94,407,482, respectively.
      Premiums receivable consists of the following as of December 31, 2002 (in thousands):

Premiums receivable	$8,799
Allowance for doubtful accounts	(105)

$8,694

      The activity in the allowance for doubtful accounts for the nine months ended September 30, 2003 and the year ended December 31, 2002 are as follows:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Balance at beginning of year	$(105)	$(253)
Additions charged to bad debt expense	—	(80)
Write offs (recoveries) charged against allowance	(118)	228

Balance at end of year	$(223)	$(105)

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
      Property and equipment are summarized as of December 31, 2002 as follows (in thousands):

Computer equipment	$1,354
Software	857
Furniture and equipment	907
Leasehold improvements	12

Total property and equipment	3,130
Less accumulated depreciation and amortization	(2,997)

Property and equipment, net	$133

7.	Reinsurance

a. Reinsurance Ceded
      Under reinsurance agreements, EPIC and PEIC cede various amounts of risk to nonaffiliated and affiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks.
      Effective October 1, 1998, the Predecessor retained the first $500,000 of each loss occurrence and losses in excess of $500,000 are 100% reinsured up to $20,000,000. Effective June 1, 1999, the Predecessor entered into a reinsurance agreement wherein the Predecessor retained the first $250,000 of each loss occurrence and losses in excess of $250,000 are reinsured up to $20,000,000. Effective October 1, 2000, the Predecessor entered into a reinsurance agreement, wherein losses in excess of $1,000,000 are 100% reinsured. Effective April 1, 2001, Predecessor entered into a reinsurance agreement, wherein the Predecessor retains the first $500,000 of each loss occurrence; the next $500,000 of such loss occurrence is 60% retained by the Predecessor after meeting a $1,500,000 aggregate deductible. Losses in excess of $1,000,000 are covered under treaties previously discussed. Effective October 1, 2001, losses in excess of $1,000,000 are 100% reinsured up to $20,000,000. All of these treaties are in run-off.
      Effective October 1, 2002, EPIC and PEIC entered into reinsurance agreements with nonaffiliated insurance companies wherein EPIC and PEIC retain the first $500,000 of each loss occurrence; the next $500,000 of such loss occurrence is 50% retained by EPIC or PEIC after meeting a $1,500,000 aggregate deductible. Losses in excess of $1,000,000 up to $5,000,000 are 100% reinsured with third party reinsurers. Losses in excess of $5,000,000 are 100% reinsured under LMC’s internal reinsurance treaties and Catastrophe Excess of Loss Treaty up to a $315,000,000 limit. The upper limit on losses ceded prior to October 1, 1998 is $49,500,000.
      EPIC and PEIC also have separate maximum any one life (MAOL) coverage through LMC with a $5,000,000 retention.
      EPIC and PEIC also have quota share agreements with LMC. The agreement calls for the net liability (liabilities retained by EPIC and PEIC after application of all external reinsuring) to be ceded to LMC with a 20% retention. Pursuant to the quota share agreement, 80% of operating expenses of EPIC and PEIC are also ceded to LMC.
      Additionally, EPIC and PEIC have an excess stop loss reinsurance agreement whereby LMC reinsured the excess liability which may accrue by reason of the net retained liability of EPIC and PEIC under the quota share agreement. The combined ratio must exceed 115% on a paid basis prior to any recovery under this contract.

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      Effective January 1, 1999, EPIC and PEIC entered into retroactive Loss Portfolio Transfer Reinsurance Agreements (LPT) with its ultimate parent company, LMC. The agreements called for EPIC and PEIC to cede to LMC its net liability for the losses for the policies and the losses for the reinsurance assumed with dates of accident December 31, 1998 and prior and for LMC to assume 100% of the net liability relating to those losses. Simultaneous with the cession of the business reinsured and in consideration of the business reinsured, EPIC and PEIC transferred to LMC assets with an aggregate statutory book value of approximately $98,774,887 and $12,182,947, respectively. This payment represented 100% of unpaid loss and loss adjustment expenses for EPIC and PEIC on the effective date of the agreement. Although reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, it does not legally discharge an insurer from its primary liability for the full amount of the policy liability.
      Subsequent to the date of the transaction the net liability for losses reinsured increased. As a result, the net losses recoverable by EPIC and PEIC exceed the amount originally paid for the LPT. The amount by which the liabilities associated with the reinsured policies exceed the amount paid for the LPT is amortized into income over the estimated remaining settlement period of the underlying claims using the recovery method. At December 31, 2002, the deferred gains for the Predecessor was $24,359,000. The effects of subsequent changes in estimated or actual cash flows are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.
      Effective January 1, 2003, EPIC, PEIC, and LMC, canceled their quota share and stop loss reinsurance agreements for all policies written by EPIC and PEIC on or after January 1, 2003. Policies with inception dates on or before December 31, 2002 would continue under the terms of the quota share agreements as long as the policy remained in-force. Each of the companies received appropriate regulatory approval.
      In order to expand in states where it was not licensed, EPIC entered into reinsurance arrangements with LMC whereby LMC would write business on behalf of EPIC in those states and EPIC would assume that business from LMC.

b.	Reinsurance Recoverables and Income Statement Effects
      Balances affected by reinsurance transactions are reported gross of reinsurance in the balance sheet. Reinsurance recoverables are comprised of the following amounts as of December 31, 2002 (in thousands):

Recoverable from LMC:
Assumed reinsurance recoverables	$5,744
Reinsurance recoverables on unpaid loss and loss adjustment expenses	100,670
Reinsurance recoverables on paid losses	—
Premiums receivable and other	(4,307)

Total reinsurance recoverables from affiliate	$102,107

Recoverable from external reinsurers:
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$34,233
Reinsurance recoverables on paid losses	2,384

Total reinsurance recoverables from external reinsurers	$36,617

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      The effects of reinsurance on income statement amounts are as follows:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Reinsurance assumed:
From LMC:
Written premium	$2,315	$11,643
Earned premium	5,795	10,375
Loss and loss adjustment expenses incurred	1,924	3,936
From external reinsurers:
Loss and loss adjustment expenses incurred	(1,343)	133
Reinsurance ceded:
To LMC:
Written (returned) premium	(6,924)	77,536
Earned premium	30,189	69,765
Loss and loss adjustment expenses incurred	20,464	37,209
Underwriting expenses and other income (expense)	1,736	7,459
To external reinsurers:
Written premium	11,002	9,447
Earned premium	10,559	9,225
Loss and loss adjustment expenses incurred	6,625	2,883
      Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to losses from reinsurer insolvencies. In the event a reinsurer is unable to meet its obligations, the Predecessor would be liable for the losses under the agreement.

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

8.	Unpaid Loss and Loss Adjustment Expense
      Activity in unpaid loss and loss adjustment expenses is as follows:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Balance, beginning of year	$153,469	$166,342
Less reinsurance recoverables:
From LMC	100,670	114,247
From unaffiliated reinsurers	34,233	36,294

Total recoverables	134,903	150,541

Net balance, beginning of year	18,566	15,801
Incurred related to:
Current year	26,895	13,324
Prior years	(1,500)	(8,332)

Total incurred	25,395	4,992

Paid related to:
Current year	4,283	3,398
Prior years	3,706	(1,171)

Total paid	7,989	2,227

Net balance, end of year	35,972	18,566

Plus reinsurance recoverables:
From LMC	87,677	100,670
From unaffiliated reinsurers	37,889	34,233

Total recoverables	125,566	134,903

Balance, end of year	$161,538	$153,469

      Unpaid loss and loss adjustment expense was reduced by management in 2002 for 2001 and prior accident years. In periods prior to 2002, the Predecessor wrote a large number of accounts with smaller average premiums than the Predecessor’s core book of business. There was an expectation that these accounts were subject to a greater volatility of risk than the core book of business and initial unpaid loss and loss adjustment amounts were established reflecting this higher level of risk. An actuarial evaluation was performed in 2002 for the 2002 and prior accident years, which concluded that the actual loss development on this business was not great as expected. This, coupled with the more recent emphasis of writing larger, less volatile accounts using stricter underwriting standards, led management to decrease the unpaid loss and loss adjustment expenses. Included in the reduction of unpaid loss and loss adjustment expenses was approximately $7,001,000 relating to the loss portfolio transfer, which resulted in a $7,001,000 decrease in the deferred retroactive gain and recoverable from LMC.

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

9.	Deferred Policy Acquisition Costs
      The following reflects the amounts of policy acquisition costs deferred and amortized:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Balance at beginning of year	$1,422	$903
Policy acquisition costs deferred	6,688	2,093
Amortization of deferred policy acquisition costs	(3,797)	(1,574)

Balance at end of year	$4,313	$1,422

10.	Income Taxes
      During the periods presented, the Predecessor is included in the consolidated federal income tax return of LMC as the common parent corporation.
      LMC has a written tax allocation agreement, approved by the Companies, that provides for federal income taxes to be paid to or recovered from LMC based on each subsidiary company’s taxable income or taxable loss as if the subsidiary were filing a separate federal income tax return. The following is a reconciliation of the difference between the expected income tax computed by applying the federal statutory income tax rate of 35% to income before income taxes and the total federal income taxes reflected on the books for the nine months ended September 30, 2003 and the year ended December 31, 2002:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Computed expected tax at 35%	$2,349	$2,207
Increase (decrease) in valuation allowance	(198)	949
Amortization of goodwill	—	—
Other	(155)	(138)

Total federal income taxes	$1,996	$3,018

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the net deferred federal income tax asset/liability as of December 31, 2002 were as follows (in thousands):

Deferred tax assets:
Deferred gain	$2,338
Unpaid loss and loss adjustment expense discount	1,235
Unearned premium recognition	906
Capital loss carryforward	273
Other-than-temporary impairment	1,266
Other	756

Total gross deferred tax assets	6,774
Less valuation allowance	949

Net deferred tax assets	5,825

Deferred tax liabilities:
Intangible assets	322
Unrealized gains on marketable securities	590
Deferred policy acquisition costs	497

Total deferred tax liabilities	1,409

Net deferred tax assets	$4,416

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred taxes are deductible, management believes it is more likely than not that the Predecessor will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
      The Predecessor has established a valuation allowance to offset deferred tax assets related to capital losses net of unrealized gains on investment securities. The increase (decrease) in the valuation allowance was $(198,000) for the nine months ended September 30, 2003 and $949,000 for the year ended December 31, 2002.

11.	Statutory Net Income and Stockholder’s Equity
      EPIC and PEIC are required to file annual statements with state regulatory insurance authorities prepared on an accounting basis as prescribed or permitted by such authorities (statutory basis). Statutory net income and capital and surplus (stockholder’s equity) differ from amounts reported in accordance with Standards of the Public Company Accounting Oversight Board (United States), primarily because policy acquisition costs are expensed when incurred, certain assets designated as nonadmitted for statutory purposes are charged to surplus, fixed-income securities are reported at amortized cost or fair value based on their rating by the National Association of Insurance Commissioners, policyholders’ dividends are expensed as declared rather than accrued as incurred, income tax expense reflects only taxes paid or

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
currently payable, and any change in the admitted net deferred tax asset is offset to equity. Statutory net income and capital and surplus are as follows (in thousands):

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

EPIC:
Statutory net income (loss)	$(2,279)	$351
Statutory capital and surplus	33,329	36,832
PEIC:
Statutory net income (loss)	(863)	(913)
Statutory capital and surplus	14,779	15,688
      All stockholder dividends must be submitted for review to the Insurance Commissioner’s office prior to distribution. Dividends which exceed the greater of prior year net income or 10% of surplus or amounts in excess of earned surplus are considered to be extraordinary and require an extended period of review and approval by the Department of Insurance. During 2003 EPIC and PEIC could not pay more than $3.7 million and $1.6 million, respectively, in shareholder dividends without the prior approval of the regulators. Each insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified within certain levels, each of which requires specified corrective action. As of December 31, 2002, EPIC and PEIC exceeded the minimum risk-based capital requirements.

12.	Commitments
      EPIC leases certain office space for its regional offices under agreements that are accounted for as operating leases. Lease expense for the nine months ended September 30, 2003 and the year ended December 31, 2002 totaled $131,190 and $135,640, respectively. Future minimum payments required under the agreements are as follows:

Minimum
Rentals

2003	$576
2004	507
2005	488
2006	468
2007	439
Thereafter	1,318

$3,796

13.	Retrospectively Rated Contracts
      The Predecessor writes workers’ compensation for which the premiums vary based on loss experience. The percentage of premiums written on retrospectively rated contracts for the nine months ending September 30, 2003, and for the years ended December 31, 2002 and 2001 were 48.4%, 42.0%, and 45.8%, respectively. Accrued retrospective premiums are determined based upon loss experience on business

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
subject to such experience rating adjustment. Accrued retrospective rated premiums are determined by or allocated to individual policyholder accounts. Accrued retrospective premiums and return retrospective premiums are recorded as additions to and reductions from written premium, respectively. The Predecessor had $5,667,060 accrued for retrospective premiums and $2,715,913 for return retrospective premiums at December 31, 2002.

14.	Letters of Credit
      At December 31, 2002, standby letters of credit totaling $9,809,824 had been issued by EPIC for the benefit of several unaffiliated insurance companies under the terms of certain assumed reinsurance agreements. The letters of credit relate to several programs that existed prior to LMC’s purchase of EPIC. These letters of credit are reviewed and maintained annually and serve as collateral for open claims under each program.

15.	Retirement Plan
      The Predecessor maintains a defined contribution retirement plan covering substantially all of its associates. The amount of annual contribution is at the discretion of management. Contribution expense for the nine months ended September 30, 2003 and for the year ended December 31, 2002 was $122,979 and $100,231, respectively.

16.	Contingencies
      a. EPIC and PEIC have purchased annuities in settlement of claims of which claimants are the payees. These annuities have been used to reduce unpaid losses by $3,769,876. Under a direct basis, EPIC and PEIC have a contingent liability of $3,769,876 should the issuers of these annuities fail to perform under the terms of the annuities. The contingent liability after the effect of reinsurance is $0.
      b. EPIC and PEIC are subject to guaranty fund and other assessments by the states in which they write business. Guaranty fund and other assessments should be accrued either at the time of assessments or in the case of premium based assessments, at the time the premiums were written, or in the case of loss based assessments, at the time the losses are incurred. EPIC and PEIC have accrued a liability for guaranty fund and other assessments of $3,006,868. These amounts represent management’s best estimates based on information received from the states in which EPIC and PEIC write business and may change due to many factors including EPIC’s and PEIC’s share of the ultimate cost of current insolvencies.
      c. Beginning December 20, 2002, EPIC and PEIC and their parent, LMC, received lower claims-paying ability ratings by all three major rating agencies. In 2003, LMC’s ability to write new business and retain existing business was substantially impacted because of its lower rating. This condition could ultimately affect LMC’s ability to pay losses ceded from EPIC and PEIC. As of June 10, 2003, EPIC and PEIC were rated B (fair) and LMC was rated C++ (marginal) by A.M. Best Company.
      d. The Predecessor is involved in various claims and lawsuits arising in the course of business. Management believes the outcome of these matters will not have a material adverse effect on the Predecessor’s financial position.

17.	Change in Accounting Principle
      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”, and requires goodwill and other intangible assets that have indefinite lives to no longer be amortized; however, these assets must be tested at least annually for impairment. SFAS No. 142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements.

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years.
      The Predecessor adopted SFAS No. 142 effective January 1, 2002 and, accordingly ceased amortizing amounts related to goodwill starting January 1, 2002. The balance of goodwill relates to the acquisition of the Predecessor by its ultimate parent. In accordance with SFAS No. 142, management was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of the adoption. To accomplish this, management was required to identify its reporting units and determine the carrying value of its reporting units by assigning assets and liabilities, including the existing goodwill and other intangible assets, to each reporting unit as of January 1, 2002. Management then determined the fair value of the Predecessor’s reporting units and compared it to the carrying amounts of the reporting units. To the extent the carrying amounts exceeded the fair value, management was required to perform the second step of the transitional impairment test, to determine the implied fair value of the reporting unit’s goodwill, as this would be an indication that the reporting unit’s goodwill may be impaired. As a result of this process, an impairment loss of $4,731,000 related to goodwill associated with the EPIC and PEIC reporting units was recognized upon adoption of SFAS No. 142. The state licenses and trademark were purchased on July 31, 1998 and were being amortized on a straight-line basis over 40 years and 5 years, respectively. Upon initial application of SFAS No. 142, the management reassessed the useful lives of these intangible assets and determined that the state licenses with a net book value at January 1, 2002 of $914,583 has an indefinite useful life because it is expected to generate cash flows indefinitely. Management ceased amortizing the trademark on January 1, 2002. The trademark is deemed to approximate the original useful life of 5 years and the remaining balance of $5,833 will be amortized during 2003.
      The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Reported net income (loss)	$4,716	$(1,441)
Add back:
Amortization of goodwill	—	—
Goodwill impairment	—	4,731
Amortization of state licenses	—	—

Adjusted net income	$4,716	$3,290

      As of December 31, 2002, the Predecessor has the following amounts related to intangible assets:

	Gross Carrying	Accumulated
	Amount	Amortization

	(In thousands)
Amortized intangible assets:
Trademark	$50	$44
Unamortized intangible assets:
State licenses	915	—
      Aggregate amortization expense of intangible assets was $5,833 and $10,000 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events
      On October 1, 2003, as a result of the policy renewal rights and other assets being sold to SIH, EPIC and PEIC were placed in runoff by LMC.
      On December 31, 2003, EPIC was merged into another LMC subsidiary, American Protection Insurance Company.
      On August 31, 2004, PEIC was merged into another LMC subsidiary, American Motorists Insurance Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission.

Item 9B.	Other Information.
      We had no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004, but that was not disclosed.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The following table sets forth information concerning our directors, executive officers and key employees. All our directors hold office for the remainder of the full term in which the new directorship was created or the vacancy occurred and until their successors are duly elected and qualified. Executive officers serve at the request of the board of directors.

Name	Age	Positions

John G. Pasqualetto	61	Chairman, President and Chief Executive Officer
Richard J. Gergasko	46	Executive Vice President — Operations
Joseph S. De Vita	63	Senior Vice President, Chief Financial Officer and Assistant Secretary
Richard W. Seelinger	45	Senior Vice President — Claims
Marc B. Miller, M.D.	48	Senior Vice President and Chief Medical Officer
Jeffrey C. Wanamaker	38	Vice President — Underwriting
D. Drue Wax	54	Senior Vice President, General Counsel and Secretary
James L. Borland, III	43	Vice President and Chief Information Officer
M. Philip Romney	50	Vice President — Finance, Principal Accounting Officer and Assistant Secretary
Chris A. Engstrom	44	President — PointSure Insurance Services, Inc.
J. Scott Carter	35	Director
Peter Y. Chung	37	Director
William M. Feldman	51	Director
Mural R. Josephson	56	Director
George M. Morvis	64	Director
      Set forth below is information concerning our executive officers.
      John G. Pasqualetto has served as the chairman of our board of directors since September 2004 and as our president and chief executive officer and one of our directors since July 2003. He was formerly president and chief executive officer of the Eagle Entities, president of Kemper Employers Group and senior vice president of the Kemper insurance companies, holding these positions concurrently since joining Kemper in 1998. Mr. Pasqualetto’s prior experience includes serving as president of AIG’s workers’ compensation specialty group, co-founding Great States Insurance Company, a California-based specialty workers’ compensation company, and holding executive positions with Argonaut Insurance Company and the State Compensation Insurance Fund of California. Mr. Pasqualetto has a B.A. from California State University at Northridge.
      Richard J. Gergasko has served as our executive vice president since July 2003. He also served in this capacity and as the head of underwriting and research and development at the Eagle Entities from May 1999 until September 2003. Prior to joining the Eagle Entities, Mr. Gergasko held a variety of positions in the insurance industry, including underwriting vice president of AIG’s workers’ compensation specialty group, as well as various actuarial positions at Crum and Forster, William M. Mercer, Inc. and MBA, Inc. Mr. Gergasko holds a B.A. in Statistics from Rutgers College, is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries.
      Joseph S. De Vita has served as our senior vice president, chief financial officer and secretary or assistant secretary since July 2003. From January 2003 until June 2003, Mr. De Vita served as a consultant to the Eagle Entities. From November 2000 until December 2002, Mr. De Vita served as the vice president and chief financial officer of Lifeguard, Inc., a health plan provider based in California. Prior to November of 2000, Mr. De Vita served as an independent consultant. Mr. De Vita started his career in the insurance industry in 1972 with INA Corporation (Cigna). In 1978, he joined Fremont General Corporation as vice president of finance. In 1987, Mr. De Vita co-founded Great States Insurance Company, a specialty workers’ compensation insurer, with Mr. Pasqualetto. Mr. De Vita has held executive positions with managed care organizations, and began his financial career with PricewaterhouseCoopers. Mr. De Vita holds a B.A. in Accounting from St. Joseph’s University, an M.B.A. in Finance from Drexel University, and is a member of the American Institute of Certified Public Accountants.
      Richard W. Seelinger has served as our senior vice president — claims since July 2003. He served in the same capacity with the Eagle Entities, which he joined in 2000. From 1985 through 1999, Mr. Seelinger held a series of executive positions of increasing responsibility at Kemper insurance companies, including workers’ compensation claims officer. Mr. Seelinger holds a B.A. in History from Western Illinois University.
      Marc B. Miller, M.D. has served as our senior vice president and chief medical officer since August 2004. Since 1998, Dr. Miller has been an independent consultant serving in various capacities for several businesses, including: acting as vice president of customer relations for ExactCost, Inc., a healthcare cost analysis technology company; representing various foreign healthcare services, biotech, medical device, and pharmaceutical companies in connection with partnerships, investment and business development; acting as medical director charged with revamping Orange County’s Medical Services Indigents Program; and acting as medical director advising on quality assurance and credentialing for MedLink HealthCare Networks, Inc., a diagnostic managed care organization. Dr. Miller also co-founded ConflictSolvers, LLC, a start-up venture which develops dispute resolution products, and held various positions with ConflictSolvers from 1998 until 2001, most recently serving as its chief executive officer. Dr. Miller is Board certified in preventive medicine, public health and medical management. Dr. Miller holds a B.A. from Stanford University, an M.B.A. from Golden Gate University, an M.P.H. from the University of California, Los Angeles and an M.D. from Rush University.
      Jeffrey C. Wanamaker has served as our vice president — underwriting and regional manager for the northwest region since July 2003. He served in the same capacity at the Eagle Entities, which he joined in 1999. From 1989 to 1999, Mr. Wanamaker was employed by Alaska National Insurance Company, where he underwrote most commercial lines and ultimately specialized in accounts with a combination of state act workers’ compensation, longshore and maritime employment exposures. Mr. Wanamaker holds Bachelor of Business Administration degrees in Finance and Economics from the University of Alaska and has earned the Chartered Property Casualty Underwriters and Associate in Reinsurance professional designations.
      D. Drue Wax has served as our senior vice president and general counsel since January 2005. Prior to that, she, through her law firm, represented us on various regulatory and corporate issues. From 1998 through March 2004, she served as senior counsel in the corporate legal department of the Kemper Insurance Companies, where her responsibilities involved regulatory and corporate work for the various Kemper corporations, including the Eagle Entities and KEIC. Prior to 1998, Ms. Wax advised on insurance regulatory matters for Davidson, Goldstein, Mandell & Menkes, and was an associate in the Chicago office of Sidley & Austin. She received her J.D. from Chicago Kent College of Law, and her B.A. from Middlebury College.
      Set forth below is information concerning our key employees.
      James L. Borland, III has served as our vice president and chief information officer since November 2003. He served in the same capacity with the Eagle Entities, which he joined in 2000. From January 1998 until the time he joined the Eagle Entities, Mr. Borland served as the principal network analyst for PacifiCare Health Systems. From December 1991 until January 1998, Mr. Borland held several positions with Great States Insurance Company. Mr. Borland holds a B.S. in Business Management from Pepperdine University.
      M. Philip Romney has served as our vice president — finance and principal accounting officer since November 2004. From February 2000 until October 2004, Mr. Romney served as director of finance, controller and assistant secretary for Eden Bioscience Corporation, a biotechnology company in Washington. Prior to that, Mr. Romney served in various positions (most recently as deputy treasurer and senior manager, risk management and treasury services) at Public Utility District No. 1 of Snohomish County, Washington, a public water and electric utility. Mr. Romney began his financial career with the Seattle office of KPMG LLP. Mr. Romney holds B.S. and MAcc. degrees from Brigham Young University and is a member of the Washington Society of Certified Public Accountants.
      Chris A. Engstrom has served as the president of PointSure Insurance Services, Inc., one of our wholly-owned subsidiaries, since February 2004. From May 2003 until joining PointSure, Mr. Engstrom served as the Northwest regional executive officer for Willis Group Holdings, a global insurance broker, and from January 2001 until May 2003, Mr. Engstrom served as the president and chief executive officer of Willis Seattle. Prior to his tenure at Willis, Mr. Engstrom spent 15 years with the Eagle Entities, most recently as senior vice president. Mr. Engstrom holds a B.A. from City University.
      Set forth below is information concerning our directors, in addition to Mr. Pasqualetto.
      J. Scott Carter has served as a director since June 2003. Mr. Carter is a principal at Summit Partners, a private equity and venture capital firm, where he has been employed since July 2002. From 1999 to 2002, prior to joining Summit, Mr. Carter was an investment banker with J.P. Morgan. Mr. Carter received a B.A. from Texas A&M University and an M.B.A. from the Darden School of Business at the University of Virginia.
      Peter Y. Chung has served as a director since June 2003. Mr. Chung is a general partner and member of various entities affiliated with Summit Partners, a private equity and venture capital firm, where he has been employed since August of 1994. Mr. Chung also serves as a director of Sirenza Microdevices, Inc., a designer and supplier of radio frequency components, iPayment, Inc., a provider of credit and debit card-based payment processing services to small merchants, and a number of privately held companies. Mr. Chung received an A.B. from Harvard University and an M.B.A. from Stanford University.
      William M. Feldman has served as a director since November 2004. Mr. Feldman is the co-owner, chairman and chief executive officer of Feldman, Ingardona & Co., a registered investment advisor and securities broker/ dealer that provides asset management and investment advisory services to high net worth families and institutions. He has held these positions since organizing the company in 1997.

      Mural R. Josephson has served as a director since July 2004. Following his retirement as senior vice president and chief financial officer of Lumbermens Mutual Casualty Company and as an officer and director of certain affiliated entities including the Eagle Entities, KEIC and PointSure in October 2002, where he served for approximately four years, Mr. Josephson has served as a consultant to various financial institutions. Prior to his role at Lumbermens, Mr. Josephson retired as a partner at KPMG LLP after 28 years at the firm. Mr. Josephson also serves as a director of UICI, a provider of health, life and related insurance products to the self-employed, individual and student insurance markets, and PXRE Group Ltd., which specializes in property reinsurance. In addition, he has served as a director of our insurance company subsidiary, SeaBright Insurance Company, since February of 2004. Mr. Josephson is a licensed Certified Public Accountant in the State of Illinois, and is a member of the American Institute of Certified Public Accountants.
      George M. Morvis has served as a director since July 2004. Mr. Morvis is the founder, president and chief executive officer of Financial Shares Corporation, a Chicago-based consulting firm specializing in strategic marketing, financial communications, and human resources consulting. Prior to founding Financial Shares Corporation in 1974, Mr. Morvis was a director of public relations and executive secretary for the Illinois Bankers Association. Mr. Morvis serves on the board of directors of numerous privately held companies. In addition, he has served as a director of our insurance company subsidiary, SeaBright Insurance Company, since February of 2004. Mr. Morvis holds a degree in Journalism from the University of Illinois, Urbana, an M.B.A. from The George Washington University, and is a graduate of the Harvard Business School executive management program.
Family Relationships
      There are no family relationships between any of our executive officers or directors.
Board Composition
      Our amended and restated certificate of incorporation provides that our board of directors shall consist of such number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office. Our board of directors currently consists of six members. Any additional directorships resulting from an increase in the number of directors may only be filled by the directors then in office. The term of office for each director will be until his successor is elected and qualified or until his earlier death, resignation or removal. Elections for directors will be held annually.
      A majority of our board of directors is “independent” as defined under the rules of the Nasdaq Stock Market.
Board Committees
      We currently have an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee consists of three persons. All of the members of our audit committee, nominating and corporate governance committee and compensation committee are “independent” as defined by the rules of the Nasdaq Stock Market and, in the case of the audit committee, by the rules of the SEC.

Audit Committee
      The audit committee is comprised of Messrs. Josephson (Chairman), Feldman and Morvis. The audit committee oversees our accounting, financial reporting and control processes and the audits of our financial statements, including: the preparation, presentation and integrity of our financial statements; our compliance with legal and regulatory requirements; our independent auditor’s qualifications and independence; and the performance of our independent auditor. Our audit committee, among other things:

•	has sole responsibility to retain and terminate our independent auditor;

•	pre-approves all audit and non-audit services performed by our independent auditor and the fees and terms of each engagement;

•	will appoint and oversee our internal auditor, and review the scope and results of each annual internal audit, when such internal auditor has been appointed; and

•	reviews our quarterly and annual audited financial statements and related public disclosures, earnings press releases and other financial information and earnings guidance provided to analysts or rating agencies.
      Each member of the audit committee has the ability to read and understand fundamental financial statements. Our board of directors has determined that Mural R. Josephson meets the requirements for an “audit committee financial expert” as defined by the rules of the SEC.

Compensation Committee
      The compensation committee is comprised of Messrs. Chung (Chairman), Carter and Josephson. The compensation committee oversees the administration of our benefit plans, reviews and administers all compensation arrangements for executive officers and establishes and reviews general policies relating to the compensation and benefits of our officers and employees.

Nominating and Corporate Governance Committee
      The nominating and corporate governance committee is comprised of Messrs. Morvis (Chairman), Carter and Chung. The nominating and corporate governance committee’s responsibilities include identifying and recommending to the board appropriate director nominee candidates and providing oversight with respect to corporate governance matters.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires all of our executive officers, directors and persons owning more than 10% of any registered class of our capital stock to file reports of ownership and changes in ownership with the SEC. We did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act until our initial public offering in January 2005. Accordingly, no Section 16(a) beneficial ownership reporting compliance issues arose during our last fiscal year.
Code of Ethics
      We have adopted codes of ethics that apply to our chief executive officer, chief financial officer, principal accounting officer and other employees. These codes are available on our website at www.sbic.com and are available in print to any stockholder who requests them. If we waive any material provision of our Code of Ethics for Senior Financial Employees or substantively change the code, we will disclose that fact on our website within four business days.

Item 11.	Executive Compensation.
      Our compensation policies are designed to maximize stockholder value over the long-term. Our policies provide management with incentives to strive for excellence and link the financial interests of management with those of our stockholders. The level of incentive awards granted to members of our management is based initially upon the performance of SeaBright Insurance Holdings, Inc., which performance is tied to its calendar year pre-tax operating profit, as approved by our board of directors for the current budget. If those performance objectives are achieved, the business performance of our operating subsidiaries and the performance of the departments supervised by members of our management are considered.
Summary Compensation Table
      The following table sets forth the compensation for our Chief Executive Officer and our other four most highly compensated executive officers during the year ended December 31, 2004 and during 2003 from the Acquisition until December 31, 2003. These individuals are referred to as the “named executive officers.”

						Long Term Compensation
		Annual Compensation
						Restricted	Securities
				Other Annual		Stock	Underlying	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Compensation(1)		Awards	Options	Compensation

John G. Pasqualetto	2004	$313,793	$201,965	$9,000	(3)	—	—	$10,730	(4)
Chairman, President and	2003	79,655	—	2,250	(3)	—	155,292	—
Chief Executive Officer
Richard J. Gergasko	2004	258,832	128,416	—		—	—	10,271	(5)
Executive Vice President	2003	64,708	—	—		—	77,646	—
Joseph S. De Vita	2004	216,000	107,000	—		—	—	8,932	(6)
Senior Vice President,	2003	54,000	—	—		—	58,235	—
Chief Financial Officer
and Assistant Secretary
Richard W. Seelinger	2004	188,018	74,457	—		—	—	9,038	(7)
Senior Vice President —	2003	47,727	—	—		—	38,823	—
Claims
Jeffrey C. Wanamaker	2004	168,678	66,721	—		—	—	8,092	(8)
Vice President —	2003	41,331	—	—		—	58,235	—
Underwriting

(1)	For 2003, includes compensation paid to the named executive officers from September 30, 2003, the date of the Acquisition, through December 31, 2003.

(2)	Includes cash bonus amounts earned in 2004 and paid on March 11, 2005.

(3)	Automobile allowance.

(4)	Includes $1,733 paid for life insurance premiums and $8,997 in profit sharing and 401(k) matching contributions.

(5)	Includes $1,424 paid for life insurance premiums and $8,847 in profit sharing and 401(k) matching contributions.

(6)	Includes $1,192 paid for life insurance premiums and $7,740 in profit sharing and 401(k) matching contributions.

(7)	Includes $1,040 paid for life insurance premiums and $7,998 in profit sharing and 401(k) matching contributions.

(8)	Includes $933 paid for life insurance premiums and $7,159 in profit sharing and 401(k) matching contributions.

Option Grants in Last Fiscal Year
      There were no stock options granted to our named executive officers in fiscal year 2004.
Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values
      No stock options were exercised in fiscal year 2004. The following table sets forth information regarding unexercised stock options held by named executive officers as of December 31, 2004.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		In-the-Money Options at
	Fiscal Year End (#)		Fiscal Year End ($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Pasqualetto	38,823	116,469	$153,739	$461,217
Richard J. Gergasko	19,412	58,234	76,872	230,607
Joseph S. De Vita	14,559	43,676	57,654	172,957
Richard W. Seelinger	9,706	29,117	38,436	115,303
Jeffrey C. Wanamaker	14,559	43,676	57,654	172,957

(1)	There was no public trading market for our common stock as of December 31, 2004. Accordingly, these values have been calculated on the basis of the initial public offering price of $10.50 per share, less the option exercise price, multiplied by the number of shares of in-the-money options. The initial public offering price is not necessarily indicative of future price performance. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.
Director Compensation
      Directors who are also our employees receive no compensation for serving as directors. Non-employee directors receive an annual retainer in the amount of $10,000, and audit committee members receive an additional annual retainer in the amount of $3,000. Non-employee directors receive $1,500 for each in-person board or committee meeting attended and $750 for each telephonic board or committee meeting. In addition, the chair of the audit committee receives an annual fee in the amount of $10,000, and the chairs of the compensation committee and the nominating and corporate governance committee receive an annual fee in the amount of $5,000. We also reimburse all directors for reasonable out-of-pocket expenses they incur in connection with their service as directors.
      Our directors are also eligible to receive stock options and other equity-based awards when, as and if determined by the compensation committee pursuant to the terms of the SeaBright Insurance Holdings, Inc. 2005 Long-Term Equity Incentive Plan. On March 24, 2005, our compensation committee approved an arrangement pursuant to which certain of our non-employee directors will receive an annual grant of 2,000 shares of restricted stock and 4,000 stock options. Each stock option granted will have an exercise price equal to 110% of the closing price of our common stock on the date of grant, as reported on the Nasdaq National Market. The restricted stock grants will be subject to three-year cliff vesting, and the stock option grants will vest over a three-year period with cliff vesting after the first year and monthly vesting thereafter. In the event of a change in control of us or upon the death or disability of the participant, all restrictions relating to all outstanding restricted stock grants will lapse and all stock option grants will become fully vested and exercisable. Our compensation committee may in its discretion determine to exclude one or more non-employee director from receiving these equity grants in any given year. Unless the committee determines otherwise, the grants will be made each year on the date of our annual meeting of shareholders. However, in 2005, the grants were made on March 24, 2005. For 2005, William M. Feldman, Mural R. Josephson and George M. Morvis are the non-employee directors who received these equity grants.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements
      The following information summarizes the employment agreements for our chief executive officer and each of the named executive officers.
      John G. Pasqualetto. Mr. Pasqualetto’s employment agreement, as amended, provides for an annual base salary of $313,793 and an annual incentive bonus in a target amount of 65% of his base salary. Mr. Pasqualetto’s salary and target bonus amount are subject to review by the board for market and performance adjustments at the beginning of each calendar year and may be adjusted after such review in the board’s sole discretion. Mr. Pasqualetto may participate in present and future benefit plans that are generally made available to employees from time to time. If we terminate Mr. Pasqualetto’s employment without cause or if Mr. Pasqualetto terminates his employment for good reason, each as defined in his employment agreement, he will be entitled to receive his base salary and bonus (prorated to the date of termination) payable in regular installments from the date of termination for a period of 18 months thereafter. Mr. Pasqualetto’s employment agreement provides that he will be restricted from engaging in specified competitive activities and from soliciting SeaBright’s employees, customers, suppliers or other business relations for 18 months following the date of his termination.
      Richard J. Gergasko. Mr. Gergasko’s employment agreement provides for an annual base salary of $258,832 and an annual incentive bonus in a target amount of 50% of his base salary. Mr. Gergasko’s salary and target bonus amount are subject to review by the board for market and performance adjustments at the beginning of each calendar year and may be adjusted after such review in the board’s sole discretion. Mr. Gergasko may participate in present and future benefit plans that are generally made available to employees from time to time. If we terminate Mr. Gergasko’s employment without cause, as defined in his employment agreement, he will be entitled to receive his base salary (prorated to the date of termination) payable in regular installments from the date of termination for a period of 12 months thereafter. Mr. Gergasko’s employment agreement provides that he will be restricted from engaging in specified competitive activities and from soliciting our employees, customers, suppliers or other business relations for 12 months following the date of his termination.
      Joseph S. De Vita. Mr. De Vita’s employment agreement provides for an annual base salary of $216,000 and an annual incentive bonus in a target amount of 50% of his base salary. Mr. De Vita’s salary and target bonus amount are subject to review by the board for market and performance adjustments at the beginning of each calendar year and may be adjusted after such review in the board’s sole discretion. Mr. De Vita may participate in present and future benefit plans that are generally made available to employees from time to time. If we terminate Mr. De Vita’s employment without cause, as defined in his employment agreement, he will be entitled to receive his base salary (prorated to the date of termination) payable in regular installments from the date of termination for a period of 12 months thereafter. Mr. De Vita’s employment agreement provides that he will be restricted from engaging in specified competitive activities and from soliciting our employees, customers, suppliers or other business relations for 12 months following the date of his termination.
      Richard W. Seelinger. Mr. Seelinger’s employment agreement provides for an annual base salary of $187,113 and an annual incentive bonus in a target amount of 40% of his base salary. Mr. Seelinger’s salary and target bonus amount are subject to review by the board for market and performance adjustments at the beginning of each calendar year and may be adjusted after such review in the board’s sole discretion. Mr. Seelinger may participate in present and future benefit plans that are generally made available to employees from time to time. If we terminate Mr. Seelinger’s employment without cause, as defined in his employment agreement, he will be entitled to receive his base salary (prorated to the date of termination) payable in regular installments from the date of termination for a period of 12 months thereafter. Mr. Seelinger’s employment agreement provides that he will be restricted from engaging in specified competitive activities and from soliciting our employees, customers, suppliers or other business relations for 12 months following the date of his termination.
      Jeffrey C. Wanamaker. Mr. Wanamaker’s employment agreement provides for an annual base salary of $164,966 and an annual incentive bonus in a target amount of 40% of his base salary. Mr. Wanamaker’s salary and target bonus amount are subject to review for market and performance adjustments at the beginning of each calendar year and may be adjusted after such review in the board’s sole discretion. Mr. Wanamaker may participate in present and future benefit plans that are generally made available to employees from time to time. If we terminate Mr. Wanamaker’s employment without cause, as defined in his employment agreement, he will be entitled to receive his base salary (prorated to the date of termination) payable in regular installments from the date of termination for a period of 12 months thereafter. Mr. Wanamaker’s employment agreement provides that he will be restricted from engaging in specified competitive activities and from soliciting our employees, customers, suppliers or other business relations for 12 months following the date of his termination. Since the execution of Mr. Wanamaker’s employment agreement, the board of directors has adjusted Mr. Wanamaker’s annual base salary to $169,915.
2005 Target Incentive Bonus Percentages
      On March 24, 2005, our compensation committee approved target incentive bonus percentages for our named executive officers for our 2005 fiscal year. The target incentive bonuses will be based on our performance during our 2005 fiscal year taking into account GAAP earnings before federal income tax and capital gains and losses. Payment amounts are based on target amount percentages of base salary and personal objectives that are set from time to time. The bonus amount payable will range from zero to an amount twice the target amount percentage, depending on the level of subject GAAP earnings and the achievement of designated personal objectives. The incentive bonus target percentages for our named executive officers for our 2005 fiscal year are as follows:

Amount of Bonus
Payable as % of
Base Salary if
Name	Target Achieved

John G. Pasqualetto	65%
Richard J. Gergasko	50%
Joseph S. De Vita	50%
Richard W. Seelinger	40%
Jeffrey C. Wanamaker	40%
Compensation Committee Interlocks and Insider Participation
      No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The following table provides information concerning beneficial ownership of our common stock as of December 31, 2004, by:

•	each of our directors;

•	each of our named executive officers as of December 31, 2004;

•	each person known by us to beneficially own 5% or more of our outstanding common stock; and

•	all of our directors and executive officers as a group.
      The following table lists the number of shares and percentage of shares beneficially owned based on 7,777,808 shares of common stock outstanding as of December 31, 2004 (on an as-converted basis) and 97,059 common stock options currently exercisable or exercisable within 60 days of December 31, 2004. The figures in the table assume the conversion of each of our then-outstanding shares of preferred stock into 15.299664 shares of common stock, which conversion was effected in connection with our initial public offering, and the exercise of all stock options currently exercisable or exercisable within 60 days of December 31, 2004. The table also lists the applicable percentage of shares beneficially owned based on 16,402,808 shares of common stock outstanding upon completion of our initial public offering in January 2005.
      Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of December 31, 2004, are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

	Beneficial Ownership		Beneficial Ownership
	Prior to the Offering		After the Offering

Name and Address of Beneficial Owner	Number	Percentage	Number	Percentage

Summit Partners(1)	7,649,827	98.4%	7,649,827	46.6%
Peter Y. Chung(2)	7,649,827	98.4%	7,649,827	46.6%
J. Scott Carter	—	—
John G. Pasqualetto(3)	62,537	*	72,537	*
Richard J. Gergasko(4)	37,771	*	42,771	*
Joseph S. De Vita(5)	33,683	*	43,683	*
Richard W. Seelinger(6)	21,180	*	21,180	*
Jeffrey C. Wanamaker(7)	23,054	*	30,554	*
William M. Feldman	—	—	1,800	*
Mural R. Josephson	—	—	3,000	*
George M. Morvis	—	—	1,000	*
All directors and executive officers as a group (11 persons)	7,828,052	99.4%	7,866,352	47.7%

*	Less than 1%.

(1)	Represents (a) 2,032,560 shares of common stock held by Summit Ventures V, L.P.; (b) 339,866 shares of common stock held by Summit V Companion Fund, L.P.; (c) 135,952 shares of common stock held by Summit V Advisors Fund (QP), L.P.; (d) 41,553 shares of common stock held by Summit V Advisors Fund, L.P.; (e) 3,449,446 shares of common stock held by Summit Ventures VI-A, L.P.; (f) 1,438,566 shares of common stock held by Summit Ventures VI-B, L.P.; (g) 71,740 shares of common stock held by Summit VI Advisors Fund, L.P.; (h) 110,142 shares of common stock held by Summit VI Entrepreneurs Fund, L.P.; and (i) 30,002 shares of common stock held by Summit Investors VI, L.P. (such entities collectively referred to as “Summit Partners”). Summit Partners, LLC is the general partner of Summit Partners V, L.P., which is the general partner of each of Summit Ventures V, L.P., Summit V Companion Fund, L.P., Summit V Advisors Fund (QP), L.P. and Summit V Advisors Fund, L.P. Summit Partners, LLC, through a five-person investment committee composed of certain of its members, has voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Decisions of the investment committee are made by a majority vote of its members and, as a result, no single member of the investment committee has voting or dispositive authority over the shares. Gregory M. Avis, Peter Y. Chung, Scott C. Collins, Bruce R. Evans, Walter G. Kortschak, Martin J. Mannion, Kevin P. Mohan, Thomas S. Roberts, E. Roe Stamps, Joseph F. Trustey, Robert V. Walsh and Stephen G. Woodsum are the members of Summit Partners, LLC and each disclaims beneficial ownership of the shares held by Summit Partners. Summit Partners, L.P. is the managing member of Summit Partners VI (GP), LLC, which is the general partner of Summit Partners VI (GP), L.P., which is the general partner of each of Summit Ventures VI-A, L.P., Summit Ventures VI-B, L.P., Summit VI Advisors Fund, L.P., Summit VI Entrepreneurs Fund, L.P. and Summit Investors VI, L.P. Summit Partners, L.P., through a three-person investment committee composed of certain of the members of Summit Master Company, LLC, has voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Decisions of the investment committee are made by a majority vote of its members and, as a result, no single member of the investment committee has voting or dispositive authority over the shares. Gregory M. Avis, Peter Y. Chung, Scott C. Collins, Bruce R. Evans, Walter G. Kortschak, Martin J. Mannion, Kevin P. Mohan, Thomas S. Roberts, E. Roe Stamps, Joseph F. Trustey, Robert V. Walsh and Stephen G. Woodsum are the members of Summit Master Company, LLC, which is the general partner of Summit Partners, L.P., and each disclaims beneficial ownership of the shares held by Summit Partners. The address for each of these entities is 499 Hamilton Avenue, Palo Alto, CA 94301.

(2)	Consists of shares held by Summit Partners. Mr. Chung does not have voting or dispositive authority over these shares and disclaims beneficial ownership of these shares.

(3)	Includes options to purchase 38,823 shares of common stock exercisable within 60 days of December 31, 2004.

(4)	Includes options to purchase 19,412 shares of common stock exercisable within 60 days of December 31, 2004.

(5)	Includes options to purchase 14,559 shares of common stock exercisable within 60 days of December 31, 2004.

(6)	Includes options to purchase 9,706 shares of common stock exercisable within 60 days of December 31, 2004.

(7)	Includes options to purchase 14,559 shares of common stock exercisable within 60 days of December 31, 2004.

Equity Compensation Plan Information
      The following table presents summary information about our equity compensation plans at December 31, 2004:

(c)
Number of Securities
	(a)		(b)	Remaining Available for
	Number of Securities		Weighted Average	Future Issuance Under
	to Be Issued Upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (excluding
	Outstanding Options,		Options, Warrants	securities reflected in
Plan Category	Warrants and Rights		and Rights	column (a))

Equity compensation plans approved by security holders	491,508	(1)	$6.54	1,332,705	(2)
Equity compensation plans not approved by security holders	—		—	—

	491,508			1,332,705

(1)	Includes options granted under our Amended and Restated 2003 Stock Option Plan (the “2003 Equity Plan”). Does not include options to purchase 298,351 shares of common stock granted pursuant to our 2005 Long-Term Equity Incentive Plan (the “2005 Equity Plan”) in January 2005 in connection with our initial public offering.

(2)	Includes 1,047,755 shares authorized under the 2005 Equity Plan, which was approved by our stockholders in December 2004, and 284,950 shares authorized but unissued under the 2003 Equity Plan. Options to purchase 298,351 shares of common stock that were granted under the 2005 Equity

Plan in January 2005 have not been deducted from his number. Following our initial public offering in January 2005, we anticipate that all future option grants will be made under the 2005 Equity Plan, and we do not intend to issue any further options under the 2003 Equity Plan.

Item 13.	Certain Relationships and Related Transactions.
      We have entered into the following stock purchase agreements with some of our stockholders and members of management.
Summit Partners Investors Stock Purchases
      We entered into a stock purchase agreement with the Summit Partners investors in connection with the Acquisition on September 30, 2003. Pursuant to this agreement, the Summit Partners investors purchased an aggregate of 450,000 shares of our convertible preferred stock for an aggregate purchase price of $45.0 million. We entered into a second stock purchase agreement with the Summit Partners investors, as well as certain members of our management, in June 2004 pursuant to which the Summit Partners investors purchased an aggregate of 50,000 shares of our convertible preferred stock for an aggregate purchase price of $5.0 million. Each share of convertible preferred stock purchased under the stock purchase agreements was converted into 15.299664 shares of common stock upon the closing of our initial public offering in January 2005.
Executive Stock Purchase Agreements
      We entered into executive stock purchase agreements with each of John G. Pasqualetto, Richard J. Gergasko, Joseph S. De Vita, Richard W. Seelinger and Jeffrey C. Wanamaker in September 2003 pursuant to which the executives purchased an aggregate of 4,250 shares of our convertible preferred stock for an aggregate purchase price of $425,000. In June 2004, we entered into (i) a stock purchase agreement with Messrs. Pasqualetto, Gergasko, De Vita and Wanamaker, as well as the Summit Partners investors, pursuant to which the executives purchased an aggregate of 1,055.25 shares of our convertible preferred stock for an aggregate purchase price of $105,525, and (ii) separate executive stock agreements with each of Chris A. Engstrom and James L. Borland III, pursuant to which these key employees purchased an additional 560 shares of our convertible preferred stock for an aggregate purchase price of $56,000. Each share of convertible preferred stock purchased under the stock purchase agreements was converted into 15.299664 shares of common stock upon the closing of the initial public offering of our common stock in January 2005.

Item 14.	Principal Accounting Fees and Services.
      The aggregate fees accrued for professional services rendered by KPMG for fiscal years 2004 and 2003 were as follows:

	2004		2003

Audit Fees	$1,563,491	(1)	$234,010
Audit-Related Fees	—		—
Tax Fees	1,175	(2)	15,245	(2)
All Other Fees	—		—

Total Fees	$1,564,666		$249,255

(1)	Includes fees billed for work performed in connection with the initial public offering of our common stock, which was completed in January 2005.

(2)	Fees are related primarily to the review of our 2003 federal income tax return and advice regarding the tax treatment of certain matters related to the Acquisition and the deductibility of interest expense related to tax exempt bonds.

Audit Committee Pre-Approval Policy
      The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent auditor. The policy is designed to ensure that the provision of these services does not impair the auditor’s independence. Under the policy, any services provided by the independent auditor, including audit, audit-related, tax and other services, must be specifically pre-approved by the Audit Committee.
      The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent auditor to management.
      For 2004, all services provided by KPMG were pre-approved.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      The following documents are being filed as part of this annual report.
      (a)(1) Financial Statements. The following financial statements and notes are filed under Item 8 of this report.
      (2) Financial Statement Schedules.

SeaBright Insurance Holdings, Inc. and Subsidiaries
      Schedule II — Condensed Financial Information of Registrant
      Schedule IV — Reinsurance
      Schedule VI — Supplemental Information Concerning Insurance Operations

Predecessor
      Schedule IV — Reinsurance
      Schedule VI — Supplemental Information Concerning Insurance Operations

      All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included within the financial statements or the notes thereto.

(3) Exhibits. The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seabright Insurance Holdings, Inc.

By:	/s/ John G. Pasqualetto

John G. Pasqualetto
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 28, 2005.

Signature

Title

/s/ John G. Pasqualetto John G. Pasqualetto	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph S. De Vita Joseph S. De Vita	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

/s/ M. Philip Romney M. Philip Romney	Vice President-Finance and Assistant Secretary (Principal Accounting Officer)

/s/ J. Scott Carter J. Scott Carter	Director

/s/ Peter Y. Chang Peter Y. Chang	Director

/s/ William M. Feldman William M. Feldman	Director

/s/ Mural R. Josephson Mural R. Josephson	Director

/s/ George M. Morvis George M. Morvis	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
SeaBright Insurance Holdings, Inc.:
      Under date of March 22, 2005, we reported on the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2004 and for the period from June 19, 2003 (inception) through December 31, 2003. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Seattle, Washington
March 22, 2005

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SEABRIGHT INSURANCE HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Cash and cash equivalents	$126	$160
Federal income tax recoverable	397	—
Other assets	1,250	—
Receivable from subsidiaries	—	179
Investment in subsidiaries	58,219	45,771

Total assets	$59,992	$46,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Federal income tax payable	$—	$161
Accrued expenses and other liabilities	2,152	476

Total liabilities	2,152	637

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; issued and outstanding — 508,265.25 shares at December 31, 2004 and 456,750 shares at December 31, 2003	5	5
Undesignated preferred stock, $0.01 par value; authorized — 10,000,000 shares at December 31, 2004 and no shares at December 31, 2003; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value; authorized — 10,000,000 shares at December 31, 2004 and 750,000 shares at December 31, 2003; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Paid-in capital	50,831	45,670
Accumulated other comprehensive income	—	—
Retained earnings (accumulated deficit)	7,004	(202)

Total stockholders’ equity	57,840	45,473

Total liabilities and stockholders’ equity	$59,992	$46,110

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

		Period from
		June 19, 2003
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2004	2003

	(In thousands, except income
	per share information)
Revenue:
Income from subsidiaries	$7,123	$—
Net investment income	1	—

	7,124	—

Losses and expenses:
Loss from subsidiaries	—	211
Other expenses	44	10

	44	221

Income (loss) before federal income taxes	7,080	(221)

Federal income tax expense (benefit):
Current	(126)	(19)
Deferred	—	—

	(126)	(19)

Net income (loss)	$7,206	$(202)

Fully diluted income per common share equivalent	$0.98

Weighted average common share equivalents outstanding	7,387,276

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Retained
	Outstanding Shares					Earnings	Total
						(Accumu-	Stock-
	Preferred	Common	Preferred	Common	Paid-in	lated	holders’
	Stock	Stock	Stock	Stock	Capital	Deficit)	Equity

	(In thousands)
Balance at June 19, 2003
(inception)	—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(202)	(202)
Sale of preferred stock	457	—	5	—	45,670	—	45,675

Balance at December 31, 2003	457	—	5	—	45,670	(202)	45,473
Net income	—	—	—	—	—	7,206	7,206
Sale of preferred stock	51	—	—	—	5,161	—	5,161

Balance at December 31, 2004	508	—	$5	$—	$50,831	$7,004	$57,840

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

		Period from
		June 19, 2003
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2004	2003

	(In thousands)
Cash flows from operating activities, net of effect of acquisition:
Net income (loss)	$7,206	$(202)
Changes in certain assets and liabilities:
Receivable from subsidiaries	605	(179)
Federal income taxes payable	(558)	161

Net cash provided by (used in) operating activities	7,253	(220)

Cash flows from investing activities, net of effects of acquisition:
Investment in subsidiaries	(12,448)	(45,295)

Net cash used in investing activities	(12,448)	(45,295)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	5,161	45,675

Net cash provided by financing activities	5,161	45,675

Net increase (decrease) in cash and cash equivalents	(34)	160
Cash and cash equivalents at beginning of period	160	—

Cash and cash equivalents at end of period	$126	$160

Supplemental disclosure of cash flow activities:
Increase in accrued liabilities incurred due to acquisition of assets	$—	$476
Purchase price adjustment	771	—
See report of independent registered public accounting firm.

SCHEDULE IV — REINSURANCE
SEABRIGHT INSURANCE HOLDINGS, INC.

					Percent of
		Ceded to	Assumed		Amount
		Other	from Other		Assumed
	Direct	Companies	Companies	Net	to Net

	(In thousands)
Year ended December 31, 2004:
Premiums	$134,520	$16,067	$1,162	$119,615	1.0%
Three Months ended December 31, 2003:
Premiums	22,154	2,759	—	19,395	—
See report of independent registered public accounting firm.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
SEABRIGHT INSURANCE HOLDINGS, INC.

Loss and Loss
Adjustment
Expenses
		Unpaid				Incurred Related		Amortization
	Deferred	Loss and				to		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net			Policy	and Loss
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium	Premium	Income	Year	Year	Costs	Expenses	Written

(In thousands)
Year ended December 31, 2004	$7,588	$68,228	$62,372	$77,960	$2,501	$53,594	$66	$9,985	$17,120	$135,682
Three Months Ended December 31, 2003	1,936	29,733	16,262	3,134	309	3,024	—	322	2,950	22,154
See report of independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
SeaBright Insurance Holdings, Inc.:
      Under date of September 14, 2004, we reported on the combined balance sheet of the Predecessor as of December 31, 2002, and the related combined statements of operations, changes in stockholder’s equity and comprehensive income, and cash flows for the nine months ended September 30, 2003 and for the year ended December 31, 2002. In connection with our audits of the aforementioned combined financial statements, we also audited the related combined financial statement schedules included in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in Notes 2(i) and 17 to the combined financial statements, effective January 1, 2002, the Predecessor adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
/s/ KPMG LLP
Seattle, Washington
September 14, 2004

SCHEDULE IV — REINSURANCE
PREDECESSOR

					Percent of
		Ceded to	Assumed		Amount
		Other	from Other		Assumed
	Direct	Companies	Companies	Net	to Net

	(In thousands)
Nine Months Ended December 31, 2003:
Premiums	$68,402	$4,078	$2,315	$66,639	3.5%
Year ended December 31, 2002:
Premiums	94,407	86,983	11,643	19,067	61.1%
See report of independent registered public accounting firm.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
PREDECESSOR

Loss and Loss
		Unpaid				Adjustment Expenses		Amortization
	Deferred	Loss and				Incurred Related to		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net			Policy	and Loss
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium	Premium	Income	Year	Year	Costs	Expenses	Written

(In thousands)
Nine Months Ended December 31, 2003	$4,313	$161,538	$40,657	$36,916	$1,735	$26,895	$(1,500)	$3,797	$7,989	$68,402
Year ended December 31, 2002	1,422	153,469	47,604	17,058	3,332	13,324	(8,332)	1,574	2,227	94,407
See report of independent registered public accounting firm.

EXHIBIT INDEX
      The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
3.2	Amended and Restated By-laws of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
4.1	Specimen Common Stock Certificate (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
4.2	Indenture dated as of May 26, 2004 by and between SeaBright Insurance Company and Wilmington Trust Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.1	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.2	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.3	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Joseph S. De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.4	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard W. Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.5	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.6	Amended and Restated 2003 Stock Option Plan (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed December 8, 2004)
10.7	2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)
10.8	Purchase Agreement, dated as of July 14, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.9	Amendment Letter to Purchase Agreement, dated as of July 30, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.10	Amendment Letter to Purchase Agreement, dated as of September 15, 2003, by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number	Description

10.11	Escrow Agreement, dated as of September 30, 2003, by and among Wells Fargo Bank Minnesota, National Association, SeaBright Insurance Holdings, Inc. and Kemper Employers Group, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.12	Adverse Development Excess of Loss Reinsurance Agreement, dated as of September 30, 2004, between Lumbermens Mutual Casualty Company and Kemper Employers Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.13	Amended and Restated Reinsurance Trust Agreement dated as of February 29, 2004 by and among Lumbermens Mutual Casualty Company and SeaBright Insurance Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.14	Commutation Agreement, dated as of September 30, 2003, by and between Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.15	Administrative Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.16	Administrative Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.17	Claims Administration Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.18	Side Letter dated as of September 29, 2003 by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.19	Installment Promissory Note dated as of March 31, 2003 from PointSure Insurance Services, Inc. to Eagle Pacific Insurance Company, for $1,952,834.67 (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.20	Amendment to Employment Agreement by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
10.21	Stock Purchase Agreement dated as of September 30, 2003 by and among SeaBright Insurance Holdings, Inc. and the persons listed on the schedule of purchases thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.23	Registration Agreement dated as of September 30, 2003, by and among SeaBright Insurance Holdings, Inc. and the persons identified on the schedule of investors attached thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.24	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and John Pasqualetto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.25	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number	Description

10.26	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Joseph De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.27	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.28	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.29	Executive Stock Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and Chris Engstrom (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.30	Executive Stock Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and James Louden Borland III (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.31	Stock Purchase Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and each of the purchasers named therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.32	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.34	Tax and Expense Sharing Agreement dated as of March 12, 2004 by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.35	Workers’ Compensation and Employers Liability $500,000 Excess of $500,000 Per Occurrence Excess of Loss Reinsurance Contract effective as of October 1, 2004 by and between SeaBright Insurance Company and the Reinsurers identified therein (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed December 8, 2004)
10.36	Workers’ Compensation and Employers Liability $4,000,000 Excess of $1,000,000 Per Occurrence Excess of Loss Reinsurance Contract effective as of October 1, 2004 by and between SeaBright Insurance Company and the Reinsurers identified therein (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed December 8, 2004)
10.37	Workers’ Compensation and Employers Liability $5,000,000 Excess of $5,000,000 Per Occurrence Excess of Loss Reinsurance Contract effective as of October 1, 2004 by and between SeaBright Insurance Company and the Reinsurers identified therein (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed December 8, 2004)
10.38	Workers’ Compensation $90,000,000 Excess of $10,000,000 Per Occurrence Excess of Loss Reinsurance Contract effective as of October 1, 2004 by and between SeaBright Insurance Company and the Reinsurers identified therein (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed December 8, 2004)
10.39	Agency Services Agreement effective as of October 1, 2003 by and between SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.40	Floating Rate Surplus Note dated May 26, 2004 from SeaBright Insurance Company to Wilmington Trust Company, as trustee, for $12,000,000 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number		Description

10.41		Side Letter dated as of September 28, 2004 by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.42		Form of Stock Option Award Agreement for awards granted under 2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)
10	.43*	Form of restricted stock grant agreement for grants under the 2005 Long-Term Equity Incentive Plan
21.1		Subsidiaries of the registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
23	.1*	Consent of KPMG LLP
31	.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31	.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	.1*	Section 1350 Certification (Chief Executive Officer)
32	.2*	Section 1350 Certification (Chief Financial Officer)

*	Filed herewith.