Form 10-Q
period 2005-03-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2005-05-11
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-51124

SeaBright Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

2101 4th Avenue, Suite 1600
 Seattle, Washington 98121
(Address of principal executive offices, including zip code)

(206) 269-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares outstanding as of May 10, 2005
Common Stock, $0.01 Par Value	16,402,808

SeaBright Insurance Holdings, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS
Investment securities available-for-sale, at fair value	$186,191	$105,661
Cash and cash equivalents	18,787	8,279
Accrued investment income	1,968	1,096
Premiums receivable, net of allowance	8,635	7,397
Deferred premiums	67,693	59,243
Retrospective premiums accrued	1,228	1,086
Federal income tax recoverable	—	397
Service income receivable	325	304
Reinsurance recoverables	15,239	13,484
Receivable under adverse development cover	2,853	2,853
Prepaid reinsurance	5,067	5,254
Property and equipment, net	539	493
Deferred federal income taxes, net	6,162	3,604
Deferred policy acquisition costs, net	8,592	7,588
Intangible assets, net	1,910	2,093
Goodwill	1,821	1,821
Other assets	5,607	5,459

Total assets	$332,617	$226,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$83,092	$68,228
Unearned premiums	75,239	67,626
Reinsurance funds withheld and balances payable	1,736	1,553
Premiums payable	4,286	3,128
Accrued expenses and other liabilities	14,247	15,207
Federal income tax payable	2,387	—
Surplus notes	12,000	12,000

Total liabilities	192,987	167,742

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; issued and outstanding – no shares at March 31, 2005 and 508,265.25 shares at December 31, 2004	—	5
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized – 75,000,000 shares at March 31, 2005 and 10,000,000 shares at December 31, 2004; issued and outstanding – 16,402,808 shares at March 31, 2005 and no shares at December 31, 2004	164	—
Paid-in capital	131,028	50,831
Accumulated other comprehensive income (loss)	(1,274)	530
Retained earnings	9,712	7,004

Total stockholders’ equity	139,630	58,370

Total liabilities and stockholders’ equity	$332,617	$226,112

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except income per
	share information)
Revenue:
Premiums earned	$29,159	$8,513
Net investment income	1,299	448
Net realized gain (loss)	(56)	27
Claims service income	582	785
Other service income	50	387
Other income	1,174	553

	32,208	10,713

Losses and expenses:
Loss and loss adjustment expenses	20,267	6,599
Underwriting, acquisition and insurance expenses	6,379	2,547
Other expenses	1,721	1,015

	28,367	10,161

Income before federal income taxes	3,841	552

Federal income tax expense (benefit):
Current	2,720	712
Deferred	(1,587)	(514)

	1,133	198

Net income	$2,708	$354

Basic earnings per share	$0.21	$—
Diluted earnings per share	$0.18	$0.05

Weighted average basic shares outstanding	12,757,740	—
Weighted average diluted shares outstanding	14,684,044	6,988,114

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$2,708	$354
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	4,226	982
Policy acquisition costs deferred	(5,230)	(2,925)
Provision for depreciation and amortization	544	369
Net realized (gain) loss on investments	56	(27)
Benefit for deferred federal income taxes	(1,587)	(514)
Changes in certain assets and liabilities:
Federal income tax recoverable and payable	2,784	551
Unpaid loss and loss adjustment expense	14,864	2,875
Reinsurance recoverables, net of reinsurance withheld	(1,966)	(1,898)
Unearned premiums, net of deferred premiums and premiums receivable	(2,217)	4,021
Accrued investment income	(872)	(124)
Other assets and other liabilities	2,086	3,043

Net cash provided by operating activities	15,396	6,707

Cash flows from investing activities:
Purchases of investments	(138,682)	(9,514)
Sales of investments	51,668	4,931
Maturities and other	1,873	465
Purchases of property and equipment	(103)	(75)

Net cash used in investing activities	(85,244)	(4,193)

Cash flows from financing activities:
Proceeds from issuance of common stock	80,356	—

Net cash provided by financing activities	80,356	—

Net increase in cash and cash equivalents	10,508	2,514
Cash and cash equivalents at beginning of period	8,279	5,008

Cash and cash equivalents at end of period	$18,787	$7,522

Supplemental disclosures:
Interest paid on surplus notes	$195	$—

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     SeaBright Insurance Holdings, Inc., a Delaware corporation (“SIH”), was formed in June 2003. On July 14, 2003, SIH entered into a purchase agreement with Kemper Employers Group, Inc. (“KEG”), Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc., which we refer to collectively as Eagle or the Eagle Entities, and Lumbermens Mutual Casualty Company (“LMC”) (the “Acquisition”). Under this agreement, SIH acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights.

     SeaBright Insurance Company (“SBIC”), formerly KEIC, is licensed to write workers’ compensation insurance in 43 states and the District of Columbia. Domiciled in the State of Illinois and commercially domiciled in the State of California, it writes both state act workers’ compensation insurance and United States Longshore and Harbor Workers’ Compensation insurance (“USL&H”). Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned.

     PointSure is engaged primarily in administrative and brokerage activities. The Eagle Entities, from whom we purchased certain assets, were both writers of state act workers’ compensation and USL&H insurance, whose policies are in run-off as of March 31, 2005.

     Under new ownership, KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the States of California, Hawaii and Alaska. In November 2003, the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”) granted permission for KEIC to change its name to SeaBright Insurance Company.

2. Summary of Significant Accounting Policies

     a. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, PointSure and SBIC (collectively, the “Company”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2005.

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     b. Use of Estimates

     The preparation of the consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. For example, the Company has used significant estimates in determining the unpaid loss and loss adjustment expenses, goodwill and other intangibles, earned premiums on retrospectively rated policies, earned but unbilled premiums, federal income taxes and amounts related to reinsurance. Actual results could differ from those estimates. Such estimates and judgments could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     c. Revenue Recognition

     Premiums for primary and reinsured risks are included in revenue over the life of the contract in proportion to the amount of insurance protection provided (i.e., ratably over the policy period). The portion of the premium that is applicable to the unexpired period of the policies in-force is not included in revenue but is deferred and recorded as unearned premium in the liability section of the balance sheet. Deferred premiums represent the unbilled portion of annual premiums.

     Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. For the three month periods ended March 31, 2005 and 2004, approximately 25.9% and 26.1%, respectively, of premiums written related to retrospectively rated policies.

     d. Unpaid Loss and Loss Adjustment Expense

     Unpaid loss and loss adjustment expense represents an estimate of the ultimate net cost of all unpaid losses incurred through the specified period. The loss adjustment expenses component is an estimate of unpaid expenses to be incurred in settlement of the claims included in the liability for unpaid losses. These liabilities, which anticipate salvage and subrogation recoveries and are presented gross of amounts recoverable from reinsurers, include estimates of future trends in claim severity and frequency and other factors that could vary as the losses are ultimately settled.

     The Company uses independent actuaries to assist in the evaluation of the adequacy of its reserve for unpaid loss and loss adjustment expense. In light of the Company’s short operating history and uncertainties concerning the effects of legislative reform specifically as it relates to the Company’s California workers compensation class of business, actuarial techniques are applied that use the historical experience of the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

•	the Company’s claims experience and that of its predecessor;

•	the industry’s claims experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	legislative reforms affecting workers’ compensation; and

•	the environment in which insurance companies operate.

     Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the reserve for unpaid loss and loss adjustment expense is adequate. The estimates are reviewed periodically and any necessary adjustments are included in the results of operations of the period in which the adjustment is determined.

     e. Reinsurance

     The Company protects itself from excessive losses by reinsuring with nonaffiliated reinsurers certain levels of risk in various areas of exposure. Reinsurance premiums, commissions, expense reimbursements and reserves related to ceded business are accounted for on a basis consistent with those used in accounting for original policies issued and the terms of the reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodology. Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, “Business Combinations,” with a corresponding amount receivable from the seller. Amounts are shown net in the income statement. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

     f. Income Taxes

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

     g. Earnings Per Share

     The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month periods ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Basic weighted average shares outstanding	12,758	—
Weighted average shares issuable upon:
Conversion of preferred stock outstanding prior to initial public offering	1,728	6,988
Exercise of stock options and vesting of restricted stock	198	—

Diluted weighted average shares outstanding	14,684	6,988

     h. Stock Based Compensation

     The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-based Compensation.” None of the Company’s stock options had an intrinsic value at grant date and, accordingly, no compensation cost has been recognized for its stock option plan activity.

     The following table illustrates the effect on net income for the three month periods ended March 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	Three Months
	Ended March 31,
	2005	2004
	(in thousands, except income per
	share data)
Net income:
As reported	$2,708	$354
Less SFAS No. 123 compensation costs, net of taxes	(60)	(17)

Pro forma net income	$2,648	$337

Net income per common share:
Basic – as reported	$0.21	$—

Basic – pro-forma	$0.21	$—

Diluted – as reported	$0.18	$0.05

Diluted – pro-forma	$0.18	$0.05

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards may be made each year.

     i. Recent Accounting Statements

     SFAS No. 123 (revised 2004), “Share-based Payment,” was issued in December 2004. Statement No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement No. 123(R) must be adopted no later than January 1, 2006, and the Company expects to adopt the Statement on or before that date. As permitted by Statement No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method as detailed in Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share discussed above.

     j. Comprehensive Income

     The following table summarizes the Company’s comprehensive income for the three month periods ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net income	$2,708	$354
Reclassification adjustment for realized gains (losses) recorded into income, net of tax expense (benefit) of $(19) in 2005 and $9 in 2004	(37)	18
Increase (decrease) in unrealized gain on investment securities available-for-sale, net of tax expense (benefit) of $(952) in 2005 and $227 in 2004	(1,767)	440

Total comprehensive income	$904	$812

3. Investments

     The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at March 31, 2005 are as follows:

	March 31, 2005
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$26,449	$16	$(321)	$26,144
Government sponsored agency securities	12,970	—	(87)	12,883
Corporate securities	24,725	2	(370)	24,357
Tax-exempt municipal securities	96,728	113	(1,127)	95,714
Mortgage pass-through securities	18,174	1	(148)	18,027
Collateralized mortgage obligations	2,114	—	(26)	2,088
Asset-backed securities	6,991	6	(19)	6,978

Total investment securities available-for-sale	$188,151	$138	$(2,098)	$186,191

     The unrealized loss on temporarily impaired investments totaled $2.1 million at March 31, 2005 for investment securities available-for-sale with a fair value of $152.7 million. All were impaired for less than one year. The

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company evaluated investment securities with March 31, 2005 fair values less than amortized cost and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.

     The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2005, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Estimated
Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$10,050	$10,035
Due after one year through five years	37,343	37,016
Due after five years through ten years	77,331	76,592
Due after ten years	36,148	35,456
Securities not due at a single maturity date	27,279	27,092

Total investment securities available-for-sale	$188,151	$186,191

     The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities was $50.8 million at March 31, 2005.

4. Premiums

     Direct premiums written totaled $44.1 million and $23.7 million for the three month periods ended March 31, 2005 and 2004, respectively.

     Premiums receivable consist of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(In thousands)
Premiums receivable	$9,363	$8,068
Allowance for doubtful accounts	(728)	(671)

	$8,635	$7,397

5. Reinsurance

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

     As part of the Acquisition, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, requires LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also requires SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $2.9 million at March 31, 2005. The increase in the amount due from LMC is netted against loss and loss adjustment expense in the accompanying unaudited condensed consolidated statements of operations.

     As part of the Agreement, LMC placed into trust (the “Trust”) an amount equal to 10% of the balance sheet reserves of SBIC on the date of the Acquisition. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to 102% of LMC’s obligations under the Agreement. Initial loss reserves were $16.0 million. The balance of the Trust was $4.8 million at March 31, 2005 and December 31, 2004.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     b. Reinsurance Assumed

     The Company assumes business from the National Council for Compensation Insurance in the states of Alaska, Nevada and Oregon as part of the Residual Market Pool program.

     c. Reinsurance Recoverables and Income Statement Effects

     Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$13,909	$12,582
Reinsurance recoverables on paid losses	1,330	902

Total reinsurance recoverables	$15,239	$13,484

     The effects of reinsurance on income statements amounts are as follows for the three month periods ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Reinsurance assumed:
Written premiums	$219	$—
Earned premiums	225	—
Losses and loss adjustment expenses incurred	128	—

Reinsurance ceded:
Written premiums	$5,263	$2,889
Earned premiums	5,450	1,330
Losses and loss adjustment expenses incurred	2,177	(9)

6. Unpaid Loss and Loss Adjustment Expenses

     The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month periods ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Beginning balance	$55,646	$18,495
Incurred related to:
Current period	20,267	6,599
Prior periods	—	—

Total incurred	20,267	6,599

Paid related to:
Current period	(2,509)	(1,427)
Prior periods	(4,221)	(1,667)

Total paid	(6,730)	(3,094)

Ending balance, net of reinsurance recoverables of $13,909 in 2005 and $10,608 in 2004	$69,183	$22,000

7. Surplus Notes

     In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense for the three months ended March 31, 2005 was $197,000.

8. Contingencies

     a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has recorded a liability for guaranty fund and other assessments of $2.6 million at March 31, 2005 and has no related asset for premium offset or policy surcharges. This amount represents management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid.

     b. In June 2004, the Company was notified of a claim for damages brought by an individual against PointSure. In April 2005, a complaint against PointSure in connection with this matter was filed in the Superior Court of Washington for King County. The complaint alleges breach and unjust enrichment related to the termination of an alleged contract between PointSure and the plaintiff and seeks a judgment awarding damages to the plaintiff in an amount to be proven at trial, plus attorneys’ fees and costs. The Company disputes the allegations in the complaint and is defending this case vigorously. Management believes the outcome of this matter will not have a material adverse effect on the Company’s financial position.

     c. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

9. Initial Public Offering

     On January 26, 2005, the Company closed its initial public offering of 8,625,000 shares of common stock, including the underwriters’ over-allotment option to purchase 1,125,000 shares of common stock, at a price of $10.50 per share for net proceeds of approximately $80.4 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $10.2 million. As part of the initial public offering, all 508,365.25 outstanding shares of the Company’s Series A convertible preferred stock were converted into 7,777,808 shares of the Company’s common stock. Included in other assets at December 31, 2004 was approximately $1.3 million of offering costs associated with the initial public offering. These costs were deducted from the gross proceeds of the offering at closing.

     On January 26, 2005, the Company contributed approximately $74.8 million of the net proceeds to SBIC. The Company intends to use the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. The use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus that was included in the related Registration Statement on Form S-1. Except for the contribution of proceeds to SBIC, no proceeds or expenses were paid to the Company’s directors, officers, ten percent shareholders or affiliates.

10. Common Stock Options and Restricted Stock Awards

     The following table summarizes stock option activity since December 31, 2004:

Number of
Shares
Stock options outstanding at December 31, 2004	491,508
Options granted	310,351
Options forfeited	—

Stock options outstanding at March 31, 2005	801,859

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In March 2005, the Compensation Committee of the Board of Directors granted 2,000 shares of restricted common stock to each of three non-employee directors. The restricted shares automatically vest on the third anniversary of the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to those statements included in this quarterly report and with our 2004 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2005.

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

     SeaBright Insurance Holdings, Inc. (“SeaBright” or the “Company”) was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of completing a management-led buyout that closed on September 30, 2003, which we refer to as the Acquisition. In the Acquisition, we acquired from Lumbermens Mutual Casualty Company (“LMC”) and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company, which we collectively refer to as Eagle or the Eagle Entities. Eagle Pacific began writing specialty workers’ compensation insurance almost 20 years ago. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.

     In the Acquisition, we also acquired 100% of the issued and outstanding capital stock of Kemper Employers Insurance Company (“KEIC”) and PointSure Insurance Services, Inc. (“PointSure”), a wholesale insurance broker and third party claims administrator. We acquired KEIC, a shell company with no in-force policies or employees, solely for the purpose of acquiring its workers’ compensation licenses in 43 states and the District of Columbia and for its certification with the United States Department of Labor. Subsequent to the Acquisition, KEIC was renamed “SeaBright Insurance Company.” SeaBright Insurance Company received an “A-” (Excellent) rating from A.M. Best following the completion of the Acquisition.

     At closing of the Acquisition, $4.0 million of the purchase price was placed into escrow for a period of two years. These funds are available to us as security for various obligations of LMC pursuant to various agreements entered into in connection with the Acquisition. The escrow agent will release the funds remaining in the escrow account to Kemper Employers Group, Inc. on October 2, 2005. To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to developments in KEIC’s loss reserves as they existed at the date of the Acquisition. Accordingly, if KEIC’s loss reserves increase, LMC must indemnify us in the amount of the increase. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was increased to $4.8 million on December 23, 2004. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

Principal Revenue and Expense Items

     We derive our revenue primarily from premiums earned, service fee income, net investment income and net realized gains and losses from investments.

     Premiums Earned

     Gross premiums written include all premiums billed and unbilled by an insurance company during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies. Our policies typically have a term of 12 months. Thus, for example, for a policy that is written on July 1, 2004, one-half of the premiums would be earned in 2004 and the other half would be earned in 2005.

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

     We earn our direct premiums written from our maritime, alternative dispute resolution (“ADR”) and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington Maritime Assigned Risk Plan. We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business to the plan. We do not include premiums from the Washington Maritime Assigned Risk Plan in our direct premiums written because it is not indicative of our core business or material to our results of operation.

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

Results of Operations

     Three Months Ended March 31, 2005 and 2004

     Gross Premiums Written. Gross premiums written for the three months ended March 31, 2005 totaled $44.3 million, an increase of $20.6 million, or 86.9%, over $23.7 million of gross premiums written in the same period of 2004. We began writing new insurance contracts on October 1, 2003 and began renewing some of the existing contracts of our predecessor expiring after that date. The three months ended March 31, 2004 was only our second quarter of operations as SeaBright Insurance Company. A significant portion of the increase in gross premiums written is attributable to our expansion in California state act contractor business, which accounted for approximately 67.0% of premiums written in the first quarter of 2005 compared to approximately 40.2% in the same period of 2004.

     On March 25, 2005, the Workers’ Compensation Insurance Rating Bureau (the “WCIRB”), an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending a 10.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2005. The filing was made in response to reductions in 2004 workers’ compensation claim costs in California, as well as anticipated future claim cost reductions, as a result of reform legislation enacted primarily in 2003 and 2004. The rate is advisory only and requires approval by the California Insurance Commissioner. If the advisory rate reduction is approved, insurance companies may choose whether or not to adopt the new rates. A public hearing on the matters contained in the WCIRB’s filing was held on April 25, 2005 and will reconvene on May 19, 2005 to gather additional information. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations.

     Net Premiums Written. Net premiums written totaled $39.0 million for the three months ended March 31, 2005 compared to $20.8 million in the same period in 2004, representing an increase of $18.2 million, or 87.5%. Net premiums written are affected by premiums ceded under reinsurance agreements with external reinsurers. Ceded written premiums for the three months ended March 31, 2005 totaled $5.3 million (12.0% of gross premiums written) compared to $2.9 million (12.2% of gross premiums written) in the same period of 2004. Our reinsurance contracts provide for the ceding of premiums on both a gross premiums written and gross premiums earned basis.

     Net Premiums Earned. Net premiums earned were $29.2 million for the three months ended March 31, 2005 compared to $8.5 million for the same period in 2004, representing an increase of $20.7 million, or 243.5%. As previously discussed, this increase is due to the increase in net premiums written and to the fact that we had been in business for only six months at March 31, 2004. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Because we acquired renewal rights and not policies in the Acquisition, our actual results for the three months ended March 31, 2004 do not reflect premiums earned on any policies written prior to September 30, 2003, the date of the Acquisition.

     Net Investment Income. Net investment income was $1.3 million for the three months ended March 31, 2005 compared to $0.4 million for the same period in 2004, representing an increase of $0.9 million, or 225.0%. This increase is due primarily to an increase of approximately $99.0 million (163.6%) in average invested funds for the three months ended March 31, 2005 over the same period in 2004. In May 2004, SeaBright Insurance Company issued, in a private placement, $12.0 million in subordinated floating rate surplus notes due in 2034. In June 2004, we sold 51,615.25 shares of Series A convertible preferred stock to our then-existing preferred stockholders and certain members of management for total gross proceeds of $5.2 million. In January 2005, we completed the initial public offering of our common stock, resulting in net proceeds of approximately $80.4 million. Our yield on average invested assets for the three months ended March 31, 2005 was approximately 3.3% compared to approximately 3.0% for the same period in 2004.

     Service Income. Service income totaled $0.6 million for the three months ended March 31, 2005 compared to $1.2 million for the same period in 2004, representing a decrease of $0.6 million, or 50.0%. Our service income results from service arrangements we have with LMC for claims processing services, policy administration and administrative services we perform for the Eagle Entities’ insurance policies. Average monthly fees are declining as the volume of work decreases as a result of the run off of our predecessor’s business.

     Other Income. Other income totaled $1.2 million for the three months ended March 31, 2005 compared to $0.6 million for the same period in 2004, representing an increase of $0.6 million, or 100.0%. Other income results primarily from the operations of PointSure, our non-insurance subsidiary.

     Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $20.3 million for the three months ended March 31, 2005 compared to $6.6 million for the same period in 2004, representing an increase of $13.7 million, or 207.6%. The higher loss and loss adjustment expenses for the quarter ended March 31, 2005 are attributable to the increase in premiums earned for the period. Our net loss ratio for the three months ended March 31, 2005 was 67.5% compared to 68.3% for the same period in 2004. As of March 31, 2005, we had recorded a receivable of approximately $2.9 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 31, 2005, we have access to approximately $4.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

     Underwriting Expenses. Underwriting expenses totaled $6.4 million for the three months ended March 31, 2005, compared to $2.5 million for the same period in 2004, representing an increase of $3.9 million, or 156.0%. Our net underwriting expense ratio for the three months ended March 31, 2005 was 21.7%, compared to 25.4% for the same period in 2004. The decrease in the net underwriting expense ratio resulted primarily from the fact that our premiums earned grew at a faster rate than our underwriting expenses, which allowed us to absorb more of our fixed costs. We have increased our staffing levels and related expenses in preparation for anticipated growth of our business.

     Other Expenses. Other expenses totaled $1.7 million for the three months ended March 31, 2005, compared to $1.0 million for same period in 2004, representing an increase of $0.7 million, or 70.0%. This increase resulted primarily from interest expense related to $12.0 million in surplus notes issued by our insurance subsidiary in May 2004 and an increase in PointSure’s operating expenses.

     Federal Income Tax Expense. The effective tax rate for the three months ended March 31, 2005 was 29.5%, compared to 35.9% for the same period in 2004. The decrease in our effective tax rate in 2005 resulted primarily from an increase in the percentage of our portfolio invested in tax-exempt securities. At March 31, 2005, approximately 51.4% of our portfolio was invested in tax-exempt securities, compared to approximately 24.4% at March 31, 2004.

     Net Income. Net income was $2.7 million for the three months ended March 31, 2005, compared to $0.4 million for the same period in 2004. The increase in net income resulted primarily from increases in premiums earned and investment income for the period, offset by decreases in service income and increases in the following types of expenses: loss and loss adjustment expenses; underwriting acquisition and insurance expenses; and other expenses, including interest expense related to the surplus notes.

Liquidity and Capital Resources

     Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

     Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of March 31, 2005 has an effective duration of 5.1 years with individual maturities extending out to 32 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

     Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2004, our reinsurance program provides us with 100% reinsurance protection for each loss occurrence in excess of $500,000, up to $100.0 million. The agreements for the current reinsurance program expire on October 1, 2005, at which time we expect to renew the program. Given industry and predecessor trends, we believe we are sufficiently capitalized to retain the first $500,000 of each loss occurrence.

     At March 31, 2005, our portfolio is made up almost entirely of investment grade fixed income securities with market values subject to fluctuations in interest rates. Prior to 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In February 2005, our investment policy was revised to allow for the investment of up to 2% of our investment portfolio in foreign fixed income securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

     Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2004, the last date that we were required to update the annual risk-based capital calculation, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

     SeaBright operates as a holding company and has minimal revenue and expenses. Currently, there are no plans to have our insurance subsidiary or PointSure pay a dividend to SeaBright.

     Our consolidated net cash provided by operating activities for the three months ended March 31, 2005 was $15.4 million, compared to our cash flow from operations of $6.7 million for the same period in 2004. The increase is primarily attributable to increases in unpaid loss and loss adjustment expense, federal income taxes payable, amortization of deferred policy acquisition costs and other assets and liabilities, offset by increases in policy acquisition costs deferred, deferred federal income tax benefit, unearned premiums and balances related to reinsurance recoverables, all as a result of our growth.

     We used net cash of $85.2 million for investing activities for the three months ended March 31, 2005, compared to $4.2 million for the same period in 2004. The difference between periods is primarily attributable to the fact that we invested net proceeds totaling approximately $80.4 million resulting from the sale of 8,625,000 shares of common stock in our initial public offering described below.

     For the three months ended March 31, 2005, financing activities provided cash of $80.4 million, primarily from the sale of 8,625,000 shares of common stock in our initial public offering described below. No cash was provided by financing activities in the three months ended March 31, 2004.

     On January 26, 2005, we closed the initial public offering of 8,625,000 shares of our common stock, including the underwriters’ over-allotment option to purchase 1,125,000 shares of our common stock, at a price of $10.50 per share for net proceeds of approximately $80.4 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $10.2 million. On January 26, 2005, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. We intend to use the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. In connection with the initial public offering, all 508,365.25 outstanding shares of our Series A convertible preferred stock were converted into 7,777,808 shares of common stock.

Contractual Obligations and Commitments

     The following table identifies our contractual obligations by payment due period as of March 31, 2005:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	83,092	11,882	40,050	11,965	19,195
Operating and lease obligations.	1,798	524	1,093	181	—

Total	$96,890	$12,406	$41,143	$12,146	$31,195

     The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of March 31, 2005 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Factors That May Affect Our Business, Future Operating Results and Financial Condition - Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in this Item 2 for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.

Off-Balance Sheet Arrangements

     As of March 31, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

     The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses including losses that have occurred but were not reported to us by the financial reporting date, the amount and recoverability of reinsurance recoverable balances, accounting for our adverse development cover, deferred policy acquisition costs, deferred taxes, goodwill, intangibles, retrospective premiums, earned but unbilled premiums and the impairment of investments. The following should be read in conjunction with the notes to our financial statements.

     Unpaid Loss and Loss Adjustment Expenses

     Unpaid loss and loss adjustment expenses represent our estimate of the expected cost of the ultimate settlement and administration of losses, based on known facts and circumstances. Included in unpaid loss and loss adjustment expenses are amounts for case-based reserves, including estimates of future developments on these claims, and claims incurred but not yet reported to us, second injury fund, allocated claim adjustment expenses and unallocated claim adjustment expenses. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to achieve ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may differ from the original estimate. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s operating results. Because of the relative immaturity of our unpaid loss and loss adjustment expenses, actuarial techniques are applied that use the historical experience of our predecessor as well as industry information in the analysis of our unpaid loss and loss adjustment expenses.

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

     Impairment of Investment Securities

     Impairment of investment securities results in a charge to operations when the market value of a security declines to below our cost and is deemed to be other-than-temporary. We regularly review our fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value and specific credit issues related to the issuer and current economic conditions. In general, we focus on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements.

Recent Accounting Pronouncements

     SFAS No. 123 (revised 2004), “Share-based Payment,” was issued in December 2004. Statement No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement No. 123(R) must be adopted no later than January 1, 2006, and we expect to adopt the Statement on or prior to that date. As permitted by Statement No. 123, we currently account for share-based payments to employees using the intrinsic value method as detailed in Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement No. 123 as described in Note 2.h. of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

     You should carefully consider the risks described below, together with all of the other information included in this quarterly report. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “Note on Forward-Looking Statements” in this Item 2.

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

     In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience these problems in the future, our costs would increase and our revenues would decline. As of March 31, 2005, we had $19.2 million of amounts recoverable from our reinsurers that we would be obligated to pay if our reinsurers failed to pay us.

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

     In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Our principal competitors include American International Group, Inc. (“AIG”), Majestic Insurance Company, Alaska National Insurance Company, Signal Mutual Indemnity Association Ltd., Zurich and the State Compensation Insurance Fund of California. Based on our internal calculations using information available to us, we estimate that the State Compensation Insurance Fund of California, AIG, Zurich and Signal Mutual Indemnity Association Ltd. had approximate market shares at December 31, 2004 in the niche markets in which we operate of 16%, 9%, 5% and 1%, respectively. We also estimate, based on these internal calculations, that Majestic Insurance Company and Alaska National Insurance Company had market shares at December 31, 2004 of less than 1% in our targeted niche markets. We estimate our own market share in our targeted niche markets to be approximately 1%. Many of our competitors have substantially greater financial and marketing resources than we do, and some of our competitors, including the State Compensation Insurance Fund of California, benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund in California or AIG.

     In addition, our competitive advantage may be limited due to the small number of insurance products that we offer. Some of our competitors, such as AIG, have additional competitive leverage because of the wide array of insurance products that they offer. For example, it may be more convenient for a potential customer to purchase numerous different types of insurance products from one insurance carrier. We do not offer a wide array of insurance products due to our targeted market niches, and we may lose potential customers to our larger, more diverse competitors as a result.

     On March 25, 2005, the Workers’ Compensation Insurance Rating Bureau (the “WCIRB”), an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending a 10.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2005. The filing was made in response to reductions in 2004 workers’ compensation claim costs in California, as well as anticipated future claim cost reductions, as a result of reform legislation enacted primarily in 2003 and 2004. The rate is advisory only and requires approval by the California Insurance Commissioner. If the advisory rate reduction is approved, insurance companies may choose whether or not to adopt the new rates. A public hearing on the matters contained in the WCIRB’s filing was held on April 25, 2005 and will reconvene on May 19, 2005 to gather additional information. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations. If some of our competitors adopt the recommended rate reduction and we do not, we may be unable to compete effectively and our business and financial condition could be materially adversely affected.

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

     Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our senior management team and key employees, consisting of John G. Pasqualetto, Chairman, President and Chief Executive Officer; Richard J. Gergasko, Executive Vice President; Joseph S. De Vita, Senior Vice President, Chief Financial Officer and Assistant Secretary; Richard W. Seelinger, Senior Vice President – Claims; Marc B. Miller, M.D., Senior Vice President and Chief Medical Officer; Jeffrey C. Wanamaker, Vice President – Underwriting; D. Drue Wax, Senior Vice President, General Counsel and Secretary; James L. Borland, III, Vice President and Chief Information Officer; M. Philip Romney, Vice President – Finance, Principal Accounting Officer and Assistant Secretary; and Chris A. Engstrom, President – PointSure. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. Many of our principal employees possess skills and extensive experience relating to our market niches. Were we to lose any of these employees, it may be challenging for us to attract a replacement employee with comparable skills and experience in our market niches. We have employment agreements with some of our executive officers. We do not currently maintain key man life insurance policies with respect to any member of our senior management team or other employees.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

     Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and loss reserves at levels sufficient to cover losses. To the extent that our current capital is insufficient to support future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or curtail our growth. We believe that the net proceeds from the initial public offering of our common stock, completed in January 2005, will satisfy our capital requirements for the foreseeable future. However, because the timing and amount of our future needs for capital will depend on our growth and profitability, we cannot provide any assurance in that regard. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those applicable to our existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition or results of operations could be materially adversely affected.

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

     Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of approximately 83 licensed insurance brokers. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors, including AIG and Zurich, offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

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

•	A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements. Our projected revenue under these agreements is approximately $1.5 million in 2005 and $0.9 million in 2006.

•	To minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then-existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. At December 31, 2004, the liability of LMC under the adverse development cover was approximately $2.9 million. LMC initially funded the trust account with $1.6 million to support its obligations under the adverse development cover. In September 2004, we and LMC retained an independent actuary to determine the appropriate amount of loss reserves that are subject to the adverse development cover as of September 30, 2004. In

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

     On October 14, 2004, the Attorney General of the State of New York filed a well-publicized civil complaint against a large insurance broker concerning, among other things, allegations that so-called contingent commissions conflicted with the broker’s duties to customers, that the broker steered unsuspecting commercial clients to insurers with which the broker had lucrative contingent commission arrangements, and that the broker and several insurers for whom it produced business engaged in bid-rigging in connection with insurance premium quotes for commercial property and casualty insurance. This investigation of the insurance industry has expanded to involve additional companies and practices, including tying practices in connection with the purchase of reinsurance through brokers as well as brokerage commissions paid in connection with producing group life and health insurance business. As a result of the attendant publicity and because other states’ attorneys general and insurance regulators have also initiated their own investigations of industry practices relating to broker compensation, stock prices of companies in the insurance industry have experienced substantial volatility and may experience continued volatility for the foreseeable future.

     The Illinois Department of Financial and Professional Regulation, Division of Insurance is among the regulators investigating insurance industry practices in the wake of the New York Attorney General’s investigation. Our insurance company subsidiary, which is incorporated in Illinois, received and, in November of 2004, responded to a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance requesting answers to interrogatories and production of certain documents relating to the Department’s investigation of producer compensation arrangements. We understand that these inquiries were made to all domestic Illinois insurers and major brokerages who transact business in Illinois. We anticipate that officials from other jurisdictions in which we do business may also initiate investigations into similar matters and, accordingly, we could receive additional subpoenas and requests for information with respect to these matters. The volatility caused by the many developments relating to broker compensation may affect the price of our stock regardless of our practices in dealing with brokers.

     Additionally, proposed legislation or new regulatory requirements are expected to be imposed on the insurance industry and will impact our business and the manner in which we compensate our brokers. On December 29, 2004, the National Association of Insurance Commissioners (the “NAIC”) approved model producer compensation amendments to the model Producer Licensing Act. The brokerage provision is based on a producer: (1) receiving compensation from the customer or (2) representing the customer in the placement of the business. The producer is required to obtain the customer’s consent in order to receive compensation from the insurer and to disclose the amount of that compensation or, if that is not known, the method by which compensation will be determined with a reasonable estimate of the amount, where possible. In the agent provision, which also may apply to some brokerage situations, the producer must disclose to the customer that the producer will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer. The NAIC also directed the Executive Task Force on Broker Activities to give further consideration to the development of additional requirements for recognition of a fiduciary responsibility of producers, disclosure of all quotes received by a broker and disclosures relating to agent-owned reinsurance arrangements. On March 14, 2005, the NAIC received comments in a public hearing on these additional requirements and extended to March 22, 2005 its invitation for written responses to questions raised. Such questions included what types of financial or other interests in an insurer or reinsurer should a producer be required to disclose at the time of the transaction, whether insurance companies should be required to state all compensation paid to a producer on all quote letters and declaration pages of policies, and whether the developing provisions should be applicable to all producers or a specific subset of producers.

     The California Department of Insurance has also proposed new regulations concerning brokers. That Department’s April 13, 2005 revision of the proposed regulations would make it an unfair method of competition or unfair and deceptive act or practice for a producer to fail to disclose: i) whether the producer will seek a quote for the client from one insurer or more than one insurer; ii) the number of quotes obtained and the name of the insurer, the premium amount, and information about compensation with regard to all quotes the client requests that he or she be given; iii) whether the producer is acting on behalf of the insurer or the client in connection with the placement; and iv) the amount of compensation the producer will receive if the client places insurance with any insurer recommended by the producer. Written comments to these proposed regulations were due to the Department by May 2, 2005 and a May 9, 2005 workshop was scheduled. In addition, the Oregon Department of Consumer and Business Services, Insurance Division is considering new regulations that would require written agreements between insurance producers and prospective insureds and written agreements between wholesale insurance producers and their retail sub-producers to contain detailed disclosures about services fees charged.

     Although PointSure, our in-house wholesale broker, currently provides disclosure to its customers regarding any contingent compensation arrangements it may receive, PointSure may become subject to additional disclosure requirements under various proposed regulations, and it is unclear how these regulations, which primarily target retail brokers, will be applied to wholesale brokers. The New York Attorney General’s investigation and all developing regulatory responses related to the investigation represent an evolving area of law, and we cannot, at this point, predict its consequences for the industry or for us.

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

     As of May 10, 2005, there were 16,402,808 shares of our common stock outstanding. Moreover, 807,859 additional shares of our common stock will be issuable upon the full exercise or conversion of options and shares of restricted stock outstanding at March 31, 2005. In the event that any outstanding options are exercised, you will suffer dilution of your investment.

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

     Following the completion of the initial public offering of our common stock in January 2005, entities affiliated with Summit Partners, collectively, beneficially own approximately 46.6% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. In addition, these stockholders may have interests that are different from ours. Under our amended and restated certificate incorporation, none of the Summit entities or any director, officer, stockholder, member, manager or employee of the Summit entities has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any Summit entity acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, the Summit entity will not have any duty to communicate or offer such opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty relating to such corporate opportunity. Our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with significant or controlling stockholders. This concentration could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders and the trading price of shares of our common stock could be adversely affected.

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

Note on Forward-Looking Statements

     Some of the statements in this Item 2 and elsewhere in this quarterly report may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

     The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statements you read in this quarterly report reflect our views as of the date of this quarterly report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. Before making an investment decision, you should carefully consider all of the factors identified in this quarterly report that could cause actual results to differ.

     Additional information concerning these and other factors is contained in our SEC filings, including, but not limited to, our 2004 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk.

Credit Risk

     Credit Risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed-income securities which are rated “A” or higher by Standard & Poor’s. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in the portfolio. To limit our exposure to risk, we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector.

Interest Rate Risk

     We had fixed-income investments with a fair value of $186.2 million at March 31, 2005 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

     The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of March 31, 2005. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in		Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Equity
	($ in thousands)
200 basis point increase	$(21,252)	$164,939	(11.4)%
100 basis point increase	(10,399)	175,792	(5.6)%
No change	—	186,191	—
100 basis point decrease	10,399	196,590	5.6%
200 basis point decrease	21,252	207,443	11.4%

Item 4. Controls and Procedures

     Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On January 19, 2005, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-119111), as filed with the SEC in connection with the initial public offering of 8,625,000 shares of our common stock. The managing underwriters in the offering were Friedman, Billings, Ramsey & Co., Inc., Piper Jaffray & Co. and Cochran, Caronia & Co. Proceeds to SeaBright, after accounting for approximately $6.3 million in underwriting discounts and commissions and approximately $3.9 million in other expenses of the offering, were approximately $80.4 million. The offering closed on January 26, 2005.

     On January 26, 2005, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. We intend to use the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. Except for the capital contribution to SeaBright Insurance Company, as of March 31, 2005, we had not used any of the remaining net proceeds from the offering. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

     We did not purchase any of our equity securities during the three months ended March 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

     Prior to the completion of our initial public offering on January 26, 2005, we had no common stock outstanding and we had 508,365.25 shares of convertible preferred stock outstanding, 98.4% of which was owned by entities affiliated with Summit Partners L.P. On January 20, 2005, Summit Partners executed a written consent in accordance with the terms of our then-existing certificate of incorporation in order to effect the automatic conversion of all of our outstanding convertible preferred stock into common stock effective as of the consummation of our initial public offering.

     In addition, on January 20, 2005, all of our then-existing stockholders executed a consent in lieu of holding our 2005 annual meeting of stockholders. Pursuant to this consent, J. Scott Carter, Peter Y. Chung, William M. Feldman, Mural R. Josephson, George M. Morvis and John G. Pasqualetto were elected as our directors to serve until our next annual meeting of stockholders and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Additionally, pursuant to the consent, the stockholders ratified the appointment of KPMG LLP as our independent auditor for the fiscal year ending December 31, 2005.

Item 6. Exhibits

     The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: May 11, 2005

	By:	/s/ Joseph S. De Vita

Joseph S. De Vita
Senior Vice President, Chief Financial Officer and
Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

     The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated herein by reference. Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)