Form 10-Q
period 2005-06-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2005-08-12
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
Commission File Number 000-51124
SeaBright Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2393241 (IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares outstanding as of August 10, 2005
Common Stock, $0.01 Par Value	16,402,808

SeaBright Insurance Holdings, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS
Investment securities available for sale, at fair value	$210,751	$105,661
Cash and cash equivalents	28,158	8,279
Accrued investment income	2,256	1,096
Premiums receivable, net of allowance	9,752	7,397
Deferred premiums	78,534	59,243
Retrospective premiums accrued	4,146	1,086
Federal income tax recoverable	—	397
Service income receivable	333	304
Reinsurance recoverables	16,435	13,484
Receivable under adverse development cover	2,853	2,853
Prepaid reinsurance	5,554	5,254
Property and equipment, net	728	493
Deferred federal income taxes, net	6,445	3,604
Deferred policy acquisition costs, net	9,184	7,588
Intangible assets, net	1,727	2,093
Goodwill	1,527	1,821
Other assets	7,257	5,459

Total assets	$385,640	$226,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$103,896	$68,228
Unearned premiums	86,424	67,626
Reinsurance funds withheld and balances payable	3,009	1,553
Premiums payable	3,423	3,128
Accrued expenses and other liabilities	29,423	15,207
Federal income tax payable	610	—
Surplus notes	12,000	12,000

Total liabilities	238,785	167,742

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; issued and outstanding – no shares at June 30, 2005 and 508,265.25 shares at December 31, 2004	—	5
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized – 75,000,000 shares at June 30, 2005 and 10,000,000 shares at December 31, 2004; issued and outstanding – 16,402,808 shares at June 30, 2005 and no shares at December 31, 2004	164	—
Paid-in capital	131,453	50,831
Accumulated other comprehensive income	1,310	530
Retained earnings	13,928	7,004

Total stockholders’ equity	146,855	58,370

Total liabilities and stockholders’ equity	$385,640	$226,112

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except income per share amounts)
Revenue:
Premiums earned	$39,645	$15,650	$68,804	$24,163
Net investment income	1,796	497	3,095	945
Net realized gain (loss)	118	(10)	62	17
Claims service income	694	785	1,276	1,570
Other service income	50	208	100	595
Other income	812	755	1,986	1,308

	43,115	17,885	75,323	28,598

Losses and expenses:
Loss and loss adjustment expenses	26,988	11,370	47,255	17,969
Underwriting, acquisition and insurance expenses	8,637	3,669	15,016	6,216
Other expenses	1,510	1,335	3,231	2,350

	37,135	16,374	65,502	26,535

Income before federal income taxes	5,980	1,511	9,821	2,063

Federal income tax expense (benefit):
Current	3,439	1,086	6,159	1,798
Deferred	(1,675)	(542)	(3,262)	(1,056)

	1,764	544	2,897	742

Net income	$4,216	$967	$6,924	$1,321

Basic earnings per share	$0.26	$—	$0.47	$—
Diluted earnings per share	$0.25	$0.14	$0.44	$0.19

Weighted average basic shares outstanding	16,402,808	—	14,590,343	—
Weighted average diluted shares outstanding	16,613,182	6,996,792	15,653,942	6,992,453
See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$6,924	$1,321
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	8,956	2,556
Policy acquisition costs deferred	(10,552)	(7,382)
Provision for depreciation and amortization	1,209	733
Net realized gain on investments	(62)	(12)
Gain on sale of fixed assets	—	(5)
Benefit for deferred federal income taxes	(3,262)	(1,055)
Amortization of compensation expense	6	—
Changes in certain assets and liabilities:
Federal income tax recoverable and payable	1,007	213
Unpaid loss and loss adjustment expense	35,668	10,042
Reinsurance recoverables, net of reinsurance withheld	(4,193)	(2,668)
Unearned premiums, net of deferred premiums and premiums receivable	(5,908)	7,416
Accrued investment income	(1,160)	(237)
Other assets and other liabilities	4,133	4,314

Net cash provided by operating activities	32,766	15,236

Cash flows from investing activities:
Purchases of investments	(233,053)	(22,560)
Sales of investments	126,425	8,258
Maturities and other	13,327	1,542
Purchases of property and equipment	(361)	(173)

Net cash used in investing activities	(93,662)	(12,933)

Cash flows from financing activities:
Issuance of common stock	80,775	—
Issuance of surplus notes	—	12,000
Issuance of preferred stock	—	5,161

Net cash provided by financing activities	80,775	17,161

Net increase in cash and cash equivalents	19,879	19,464
Cash and cash equivalents at beginning of period	8,279	5,008

Cash and cash equivalents at end of period	$28,158	$24,472

Supplemental disclosures:
Accrued expenses for purchases of investments	$11,184	$8,986
Federal income taxes paid	5,216	1,585
Interest paid on surplus notes	399	—
See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     SeaBright Insurance Holdings, Inc., a Delaware corporation (“SIH”), was formed in June 2003. On July 14, 2003, SIH entered into a purchase agreement with Kemper Employers Group, Inc. (“KEG”), Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc. (collectively “Eagle” or the “Eagle Entities”), and Lumbermens Mutual Casualty Company (“LMC”) (the “Acquisition”). Under this agreement, SIH acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights.
     SeaBright Insurance Company (“SBIC”), formerly KEIC, is licensed to write workers’ compensation insurance in 43 states and the District of Columbia. Domiciled in the State of Illinois and commercially domiciled in the State of California, SBIC focuses on employers with complex workers’ compensation exposures and provides coverage under multiple state and federal acts, applicable common law or negotiated agreements. Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned.
     PointSure is engaged primarily in administrative and brokerage activities. The Eagle Entities, from whom we purchased certain assets, were both writers of state act workers’ compensation insurance and United States Longshore and Harbor Workers’ Compensation Act (“USL&H”) insurance, whose policies are in run-off as of June 30, 2005.
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
     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period.
     b. Use of Estimates
     The preparation of the consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. For example, the Company used significant estimates in determining the unpaid loss and loss adjustment expenses, goodwill and other intangibles, earned premiums on retrospectively rated policies, earned but unbilled premiums, federal income taxes and amounts related to reinsurance. Actual results could differ from those estimates. Such estimates and judgments could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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
     Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. Premiums from retrospectively rated policies totaled 41.8% and 47.8% of total premiums written for the three month periods ended June 30, 2005 and 2004, respectively, and 34.6% and 39.8% of total premiums written for the six month periods then ended, respectively.
     d. Unpaid Loss and Loss Adjustment Expense
     Unpaid loss and loss adjustment expense represents an estimate of the ultimate net cost of all unpaid losses incurred through the specified period. The loss adjustment expense component is an estimate of unpaid expenses to be incurred in settlement of the claims included in the liability for unpaid losses. These liabilities, which anticipate salvage and subrogation recoveries and are presented gross of amounts recoverable from reinsurers, include estimates of future trends in claim severity and frequency and other factors that could vary as the losses are ultimately settled.
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
     Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the reserve for unpaid loss and loss adjustment expense is adequate. Estimates are reviewed periodically and any necessary adjustment is included in the results of operations of the period in which the adjustment is determined.
     e. Reinsurance
     The Company protects itself from excessive losses by reinsuring with nonaffiliated reinsurers certain levels of risk in various areas of exposure. Reinsurance premiums, commissions, expense reimbursements and reserves related to ceded business are accounted for on a basis consistent with that used in accounting for original policies issued and the terms of the reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodology.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, “Business Combinations,” with a corresponding amount receivable from the seller. Amounts are shown net in the statement of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.
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
     g. Earnings Per Share
     The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	16,402,808	—	14,590,343	—
Weighted average shares issuable upon:
Conversion of preferred stock outstanding prior to initial public offering	—	6,996,792	859,426	6,992,453
Exercise of stock options and vesting of restricted stock	210,374	—	204,173	—

Diluted weighted average shares outstanding	16,613,182	6,996,792	15,653,942	6,992,453

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
     The following table illustrates the effect on net income for the three month and six month periods ended June 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except income per share data)
Net income:
As reported	$4,216	$967	$6,924	$1,321
Less SFAS No. 123 compensation costs, net of taxes	(60)	(18)	(120)	(35)

Pro forma net income	$4,156	$949	$6,804	$1,286

Net income per common share:
Basic — as reported	$0.26	$—	$0.47	$—

Basic — pro-forma	$0.25	$—	$0.47	$—

Diluted — as reported	$0.25	$0.14	$0.44	$0.19

Diluted — pro-forma	$0.25	$0.14	$0.43	$0.18

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The compensation expense included in pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards may be made each year.
     i. Recent Accounting Statements
     SFAS No. 123 (revised 2004), “Share-based Payment,” was issued in December 2004. SFAS No. 123(R) is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS No. 123(R) must be adopted no later than January 1, 2006, and the Company expects to adopt the Statement on or before that date. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method as detailed in Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share discussed above.
     j. Comprehensive Income
     The following table summarizes the Company’s comprehensive income (loss) for the three month and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$4,216	$967	$6,924	$1,321
Reclassification adjustment for net realized gains (losses) recorded into income	118	(15)	62	12
Tax (expense) benefit related to reclassification adjustment	(41)	5	(22)	(4)
Increase (decrease) in unrealized gain on investment securities available for sale	3,857	(1,814)	1,138	(1,148)
Tax (expense) benefit related to unrealized gains (losses)	(1,350)	617	(398)	391

Total comprehensive income (loss)	$6,800	$(240)	$7,704	$572

3. Investments
     The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at June 30, 2005 are as follows:

	June 30, 2005
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$19,182	$258	$(26)	$19,414
Government sponsored agency securities	9,600	53	(19)	9,634
Corporate securities	23,325	166	(130)	23,361
Tax-exempt municipal securities	115,711	1,625	(38)	117,298
Mortgage pass-through securities	32,115	136	(34)	32,217
Collateralized mortgage obligations	1,972	6	(11)	1,967
Asset-backed securities	6,830	32	(2)	6,860

Total investment securities available for sale	$208,735	$2,276	$(260)	$210,751

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The unrealized loss on temporarily impaired investments totaled $260,000 at June 30, 2005 for investment securities available for sale with a fair value of $36.6 million. All were impaired for less than one year. The Company evaluated investment securities with June 30, 2005 fair values less than amortized cost and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.
     The amortized cost and estimated fair value of investment securities available for sale at June 30, 2005, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or
	Amortized	Estimated
Maturity	Cost	Fair Value
	(In thousands)
Due in one year or less	$4,943	$4,920
Due after one year through five years	40,975	40,984
Due after five years through ten years	98,131	99,561
Due after ten years	23,769	24,242
Securities not due at a single maturity date	40,917	41,044

Total investment securities available for sale	$208,735	$210,751

     The amortized cost of investment securities available for sale deposited with various regulatory authorities was $51.0 million at June 30, 2005.
4. Premiums
     Direct premiums written totaled $52.8 million and $39.9 million for the three month periods ended June 30, 2005 and 2004, respectively, and $96.9 million and $63.6 million for the six month periods then ended, respectively.
     Premiums receivable consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(In thousands)
Premiums receivable	$10,598	$8,068
Allowance for doubtful accounts	(846)	(671)

	$9,752	$7,397

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
     As part of the Acquisition, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, requires LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also requires SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $2.9 million at June 30, 2005. The increase in the amount due from LMC is netted against loss and loss adjustment expense in the accompanying unaudited condensed consolidated statements of operations.
     As part of the Agreement, LMC placed into trust (the “Trust”) an amount equal to 10% of the balance sheet reserves of SBIC on the date of the Acquisition. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to 102% of LMC’s obligations under the Agreement. Initial loss reserves were $16.0 million. The balance of the Trust was $4.9 million at June 30, 2005 and $4.8 million at December 31, 2004.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     b. Reinsurance Assumed
     The Company assumes business from the National Council for Compensation Insurance in the states of Alabama, Alaska, Arizona, Illinois, Nevada, New Jersey, Oregon and South Carolina as part of the Residual Market Pool program.
     c. Reinsurance Recoverables and Income Statement Effects
     Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$15,343	$12,582
Reinsurance recoverables on paid losses	1,092	902

Total reinsurance recoverables	$16,435	$13,484

     The effects of reinsurance on statement of operations amounts are as follows for the three month and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(in thousands)
Reinsurance assumed:
Written premiums	$3,910	$—	$4,129	$—
Earned premiums	3,175	—	3,400	—
Losses and loss adjustment expenses incurred	2,282	—	2,410	—

Reinsurance ceded:
Written premiums	$6,556	$4,089	$11,818	$6,978
Earned premiums	6,069	2,475	11,519	3,806
Losses and loss adjustment expenses incurred	1,963	105	4,140	96
6. Unpaid Loss and Loss Adjustment Expenses
     The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(in thousands)
Beginning balance	$69,183	$22,000	$55,646	$18,495
Incurred related to:
Current period	26,988	11,370	47,255	17,969
Prior periods	—	—	—	—

Total incurred	26,988	11,370	47,255	17,969

Paid related to:
Current period	(4,354)	(2,251)	(6,863)	(3,678)
Prior periods	(3,264)	(1,507)	(7,485)	(3,174)

Total paid	(7,618)	(3,758)	(14,348)	(6,852)

Unpaid loss and loss adjustment expense, net of reinsurance recoverables	88,553	29,612	88,553	29,612
Reinsurance recoverables	15,343	10,164	15,343	10,164

Unpaid loss and loss adjustment expense	$103,896	$39,776	$103,896	$39,776

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Surplus Notes
     In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense totaled $211,000 and $408,000 for the three month and six month periods ended June 30, 2005, respectively, and $63,000 for the three month and six month periods ended June 30, 2004.
8. Contingencies
     a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of June 30, 2005, SBIC has recorded a liability for guaranty fund and other assessments of $3.8 million and a guaranty fund receivable of $1.6 million. This amount represents management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.
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
9. Initial Public Offering
     On January 26, 2005, the Company closed its initial public offering of 8,625,000 shares of common stock, including the underwriters’ over-allotment option to purchase 1,125,000 shares of common stock, at a price of $10.50 per share for net proceeds of approximately $80.8 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $9.8 million. As part of the initial public offering, all 508,365.25 outstanding shares of the Company’s Series A convertible preferred stock were converted into 7,777,808 shares of the Company’s common stock. Included in other assets at December 31, 2004 was approximately $1.3 million of offering costs associated with the initial public offering. These costs were deducted from the gross proceeds of the offering at closing.
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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Common Stock Options and Restricted Stock Awards
     The following table summarizes stock option activity since December 31, 2004:

Number of
Options
Stock options outstanding at December 31, 2004	491,508
Options granted	310,351
Options forfeited	—

Stock options outstanding at June 30, 2005	801,859

     In March 2005, the Compensation Committee of the Board of Directors granted 2,000 shares of restricted common stock to each of three non-employee directors. The restricted shares automatically vest on the third anniversary of the date of grant. In the six month period ended June 30, 2005, the Company recorded compensation expense totaling $6,200 in connection with these shares.
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
Overview
     We are a specialty provider of multi-jurisdictional workers’ compensation insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 43 states and the District of Columbia to write workers’ compensation insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. Our workers’ compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute and vary by jurisdiction and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.
     SeaBright Insurance Holdings, Inc. (“SeaBright” or the “Company”) was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of completing a management-led buyout that closed on September 30, 2003, which we refer to as the Acquisition. In the Acquisition, we acquired from Lumbermens Mutual Casualty Company (“LMC”) and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company, which we collectively refer to as Eagle or the Eagle Entities. Eagle Pacific began writing specialty workers’ compensation insurance policies in the mid-1980’s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.
     In the Acquisition, we also acquired 100% of the issued and outstanding capital stock of Kemper Employers Insurance Company (“KEIC”) and PointSure Insurance Services, Inc. (“PointSure”), a wholesale insurance broker and third party claims administrator. We acquired KEIC, a shell company with no in-force policies or employees, solely for the purpose of acquiring its workers’ compensation licenses in 43 states and the District of Columbia and for its certification with the United States Department of Labor. Subsequent to the Acquisition, KEIC was renamed “SeaBright Insurance Company.” SeaBright Insurance Company received an “A–” (Excellent) rating from A.M. Best following the completion of the Acquisition.

     At closing of the Acquisition, $4.0 million of the purchase price was placed into escrow for a period of two years. These funds are available to us as security for various obligations of LMC pursuant to various agreements entered into in connection with the Acquisition. The escrow agent will release the funds remaining in the escrow account to Kemper Employers Group, Inc. on October 2, 2005. To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to developments in KEIC’s loss reserves as they existed at the date of the Acquisition. Accordingly, if KEIC’s loss reserves increase, LMC must indemnify us in the amount of the increase. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was increased to $4.8 million on December 23, 2004 and totaled approximately $4.9 million at June 30, 2005. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.
Principal Revenue and Expense Items
     We derive our revenue primarily from premiums earned, net investment income and realized gains and losses on investments, and service fee income.
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
     Premiums earned are the earned portion of our net premiums written. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written). Our gross premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Assumed premiums are premiums that we have received from another company under a reinsurance agreement or from an authorized state-mandated pool.
     We earn our direct premiums written from our maritime, alternative dispute resolution (“ADR”) and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington Maritime Assigned Risk Plan. We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business to the plan. Premiums from the Washington Maritime Assigned Risk Plan are included in both direct premiums written and ceded premiums written.
     Net Investment Income and Realized Gains and Losses on Investments
     We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expense) in cash, cash equivalents and fixed income securities. Our investment income includes interest earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying cost.
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
     Commission Expenses. We pay commission expense to our brokers for the premiums that they produce for us.
     Premium Taxes and Fees. We pay state and local taxes based on premiums, as well as licenses, fees, assessments and contributions to workers’ compensation security funds.
     Other Underwriting Expenses. Other underwriting expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data.
     Interest Expense
     Included in other expense is interest expense we incur on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR rate two London banking days prior to the interest payment period plus 400 basis points.
Results of Operations
     Three Month and Six Month Periods Ended June 30, 2005 and 2004
     Gross Premiums Written. Gross premiums written for the three months ended June 30, 2005 totaled $56.7 million, an increase of $16.8 million, or 42.1%, from $39.9 million in the same period of 2004. For the six months ended June 30, 2005, gross premiums written totaled $101.0 million, an increase of $37.4 million, or 58.8%, from $63.6 million in the same period in 2004. We began writing new insurance contracts on October 1, 2003 and began renewing some of the existing contracts of our predecessor expiring after that date. The three months ended June 30, 2004 was only our third quarter of operations as SeaBright Insurance Company. A significant portion of the 2005 increase in gross premiums written is attributable to our expansion in California state act contractor business, which accounted for approximately 53.1% and 59.6% of premiums written in the three month and six month periods ended June 30, 2005, respectively, compared to approximately 40.7% and 35.9% in the three month and six month periods ended June 30, 2004, respectively.
     On May 31, 2005, the California Insurance Commissioner issued a decision adopting an advisory pure premium rate reduction of 18% for California workers’ compensation policies incepting on or after July 1, 2005. The decision was issued in response to reductions in 2004 workers’ compensation claim costs in California, as well as anticipated future claim cost reductions, as a result of reform legislation enacted primarily in 2003 and 2004. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates. On June 6, 2005, after completing a study of our California loss data, we filed with the California Department of Insurance our rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2005. The filing was approved on June 28, 2005. The new rates reflect an average reduction of 14.2% from prior rates and are in response to emerging favorable trends in loss costs resulting from reform legislation. We expect this reduction in premium revenue to be offset by a reduction in claim costs. Therefore, we do not expect this rate reduction to have a significant negative impact on our financial position or results of operations. If the anticipated claim cost reductions are not realized, we may file new rates to increase our pure premium rates accordingly.
     Net Premiums Written. Net premiums written totaled $50.2 million for the three months ended June 30, 2005 compared to $35.8 million in the same period in 2004, representing an increase of $14.4 million, or 40.2%. For the six months ended June 30, 2005, net premiums written totaled $89.2 million, an increase of $32.6 million, or 57.6% from $56.6 million in the same period in 2004. Net premiums written are affected by premiums ceded under reinsurance agreements with external reinsurers. Ceded written premiums for the six months ended June 30, 2005 totaled $11.8 million (11.7% of gross premiums written) compared to $7.0 million (11.0% of gross premiums written) in the same period of 2004. Certain of our reinsurance contracts provide for the ceding of premiums on a direct premiums written basis, while others provide for the ceding on a direct premiums earned basis.
     Net Premiums Earned. Net premiums earned were $39.6 million for the three months ended June 30, 2005 compared to $15.7 million for the same period in 2004, representing an increase of $23.9 million, or 152.2%. For the six months ended June 30, 2005, net premiums earned totaled $68.8 million, an increase of $44.6 million, or 184.3%, from $24.2 million in the same period of 2004. As previously discussed, this increase is due to the increase in net premiums written and to the fact that we had been in business for only nine months at June 30, 2004. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Because we acquired renewal rights and not policies in the Acquisition, our actual results for the three month and six month periods ended June 30, 2004 do not reflect premiums earned on any policies written prior to September 30, 2003, the date of the Acquisition.
     Net Investment Income. Net investment income was $1.8 million for the three months ended June 30, 2005 compared to $497,000 for the same period in 2004, representing an increase of $1.3 million, or 261.6%. For the six months ended June 30, 2005, net investment income totaled $3.1 million, an increase of $2.2 million, or 232.8%, from $945,000 in the same period of 2004. These increases are due primarily to an increase of approximately $99.6 million, or 129.7%, in average invested funds for the six months ended June 30, 2005 over the same period in 2004. In May 2004, SeaBright Insurance Company issued, in a private placement, $12.0 million in subordinated floating rate surplus notes due in 2034. In June 2004, we sold 51,615.25 shares of Series A convertible preferred stock to our then-existing preferred stockholders and certain members of management for total gross proceeds of $5.2 million. In January 2005, we completed the initial public offering of our common stock, resulting in net proceeds of approximately $80.8 million. Our yield on average invested assets for the six months ended June 30, 2005 was approximately 3.5% compared to approximately 2.5% for the same period in 2004.
     Service Income. Service income totaled $744,000 for the three months ended June 30, 2005 compared to $993,000 for the same period in 2004, representing a decrease of $249,000, or 25.1%. For the six months ended June 30, 2005, service income totaled $1.4 million, a decrease of $0.8 million, or 36.4%, from $2.2 million in the same period of 2004. Our service income results from service arrangements we have with LMC for claims processing services, policy administration and administrative services that we perform in connection with the Eagle Entities’ insurance policies. Average monthly service income is declining as the volume of work decreases as a result of the run off of our predecessor’s business.
     Other Income. Other income totaled $812,000 for the three months ended June 30, 2005 compared to $755,000 for the same period in 2004, representing an increase of $57,000, or 7.5%. For the six months ended June 30, 2005, other income totaled $2.0 million, an increase of $0.7 million, or 53.8%, from $1.3 million in the same period of 2004. Other income results primarily from the operations of PointSure, our non-insurance subsidiary. The increases in other income for the three month and six month periods ended June 30, 2005 resulted primarily from an increase in PointSure’s agency and direct billed commission income, which totaled $1.9 million for the six months ended June 30, 2005 compared to $0.8 million in the same period of 2004, representing an increase of $1.1 million, or 133.1%. Most of this income is passed through as commission expense to brokers and producers.
     Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $27.0 million for the three months ended June 30, 2005 compared to $11.4 million for the same period in 2004, representing an increase of $15.6 million, or 136.8%. For the six months ended June 30, 2005, loss and loss adjustment expenses totaled $47.3 million, an increase of $29.3 million, or 162.8%, from $18.0 million in the same period of 2004. The higher loss and loss adjustment expenses for the quarter and six months ended June 30, 2005 are attributable to the increase in premiums earned for the period. Our net loss ratio for the three month and six month periods ended June 30, 2005 was 66.3% and 66.8%, respectively, compared to 67.6% and 67.9%, respectively, for the same periods in 2004. As a result of the impact of regulatory reforms enacted in California primarily in 2003 and 2004, we are using a selected current accident year loss ratio, inclusive of the effects of the 14.2% reduction in our California rates for policies incepting on or after July 1, 2005, of 68% compared to a current accident year loss ratio of 70% used in 2004.
     At June 30, 2005, we had recorded a receivable from LMC, and an associated reduction in loss and loss adjustment expenses, of approximately $2.9 million for adverse loss development since the date of the Acquisition, according to the terms of the adverse development cover. If LMC fails to pay its obligation under the adverse development cover, we do not expect such failure to have a material adverse impact on our financial position or results of operations since this amount is fully collateralized by the collateralized reinsurance trust, the balance of which was approximately $4.9 million at June 30, 2005.
     Underwriting Expenses. Underwriting expenses totaled $8.6 million for the three months ended June 30, 2005 compared to $3.7 million for the same period in 2004, representing an increase of $4.9 million, or 132.4%. For the six months ended June 30, 2005, underwriting expenses totaled $15.0 million, an increase of $8.8 million, or 141.9%, from $6.2 million in the same period of 2004. Our net underwriting expense ratio for the three month and six month periods ended June 30, 2005 was 21.7%, compared to 22.1% and 23.3% for the same periods in 2004. The decreases in the net underwriting expense ratio resulted primarily from the fact that our premiums earned grew at a faster rate than our underwriting expenses, which allowed us to absorb more of our fixed costs. We have increased our staffing levels and related expenses in preparation for anticipated growth of our business.
     Other Expenses. Other expenses totaled $1.5 million for the three months ended June 30, 2005 compared to $1.3 million for the same period in 2004, representing an increase of $0.2 million, or 15.4%. For the six months ended June 30, 2005, other expenses totaled $3.2 million, an increase of $0.8 million, or 33.3%, from $2.4 million in the same period of 2004. These increases resulted primarily from an increase in PointSure’s operating expenses and interest expense related to $12.0 million in surplus notes issued by our insurance subsidiary in May 2004. As explained above under “Other Income,” the majority of the increase is due to an increase in PointSure’s commission expense, which totaled $1.7 million for the six months ended June 30, 2005 compared to $0.7 million in the same period of 2004, representing an increase of $1.0 million, or 142.9%. Most of this expense is a pass-through of agency and direct billed commission income received from insurance companies.
     Federal Income Tax Expense. The effective tax rate for the three month and six month periods ended June 30, 2005 was 29.5%, compared to 36.0% for the same periods in 2004. The decreases in our effective tax rate in 2005 resulted primarily from an increase in the percentage of our portfolio invested in tax-exempt securities. At June 30, 2005, approximately 55.4% of our portfolio was invested in tax-exempt securities, compared to approximately 26.8% at June 30, 2004.
     Net Income. Net income was $4.2 million for the three months ended June 30, 2005, compared to $967,000 for the same period in 2004, representing an increase of $3.2 million. Net income for the six months ended June 30, 2005 totaled $6.9 million, an increase of $5.6 million from $1.3 million in the same period of 2004. The increase in net income resulted primarily from increases in premiums earned and investment income for the period, offset by decreases in service income and increases in loss and loss adjustment expenses, underwriting acquisition and insurance expenses, and other expenses, including interest expense related to the surplus notes.
Liquidity and Capital Resources
     Our principal ongoing sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary uses of funds are to pay claims and operating expenses and to purchase investments.
     Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of June 30, 2005 has an effective duration of 5.3 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

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
     At June 30, 2005, our portfolio is made up almost entirely of investment grade fixed income securities with market values subject to fluctuations in interest rates. Prior to 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In February 2005, our investment policy was revised to allow for the investment of up to 2% of our investment portfolio in foreign fixed income securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.
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
     Our consolidated net cash provided by operating activities for the six month period ended June 30, 2005 was $32.8 million, compared to our cash flow from operations of $15.2 million for the same period in 2004. The increase is primarily attributable to increases in unpaid loss and loss adjustment expense, federal income taxes payable, and amortization of deferred policy acquisition costs, offset by increases in policy acquisition costs deferred, accrued investment income, deferred federal income tax benefit, unearned premiums and balances related to reinsurance recoverables, all as a result of the growth of our business.
     We used net cash of $93.7 million for investing activities for the six month period ended June 30, 2005, compared to $12.9 million for the same period in 2004. The difference between periods is primarily attributable to the fact that we invested net proceeds totaling approximately $80.8 million resulting from the sale of 8,625,000 shares of common stock in our initial public offering described below.
     For the six months ended June 30, 2005, financing activities provided cash of $80.8 million, primarily from the sale of 8,625,000 shares of common stock in our initial public offering described below. For the six months ended June 30, 2004, $12.0 million of cash was provided from the issuance of surplus notes and $5.2 million was provided from the issuance of shares of preferred stock.
     On January 26, 2005, we closed the initial public offering of 8,625,000 shares of our common stock, including the underwriters’ over-allotment option to purchase 1,125,000 shares of our common stock, at a price of $10.50 per share for net proceeds of approximately $80.8 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $9.8 million. On January 26, 2005, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. We intend to use the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. In connection with the initial public offering, all 508,365.25 outstanding shares of our Series A convertible preferred stock were converted into 7,777,808 shares of common stock.

Contractual Obligations and Commitments
     The following table identifies our contractual obligations due by period as of June 30, 2005:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	103,896	14,857	50,078	14,961	24,000
Operating and lease obligations.	3,210	809	2,164	237	—

Total	$119,106	$15,666	$52,242	$15,198	$36,000

     The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of June 30, 2005 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Factors That May Affect Our Business, Future Operating Results and Financial Condition – Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in this Item 2 for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.
Off-Balance Sheet Arrangements
     As of June 30, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies, Estimates and Judgments
     It is important to understand our accounting policies in order to understand our financial statements. We consider some of these policies to be critical to the presentation of our financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Some of the estimates result from judgments that can be subjective and complex, and consequently, actual results reflected in future periods might differ from these estimates.
     The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses, including losses that have occurred but were not reported to us by the financial reporting date; the amount and recoverability of reinsurance recoverable balances; accounting for our adverse development cover; deferred policy acquisition costs; deferred taxes; goodwill and other intangible assets; retrospective premiums; earned but unbilled premiums; and the impairment of investment securities. The following should be read in conjunction with the notes to our financial statements.
     Unpaid Loss and Loss Adjustment Expenses
     Unpaid loss and loss adjustment expenses represent our estimate of the expected cost of the ultimate settlement and administration of losses, based on known facts and circumstances. Included in unpaid loss and loss adjustment expenses are amounts for case-based reserves, including estimates of future developments on these claims; claims incurred but not yet reported to us; second injury fund assessments; allocated claim adjustment expenses; and unallocated claim adjustment expenses. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to achieve ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may differ materially from the original estimates. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s operating results. Because of the relative immaturity of our unpaid loss and loss adjustment expense data, actuarial techniques are applied that use the historical experience of our predecessor as well as industry information in the analysis of our unpaid loss and loss adjustment expenses.
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
     Adverse Development Cover
     The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodologies. Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, “Business Combinations,” with a corresponding amount receivable from the seller. Amounts are shown net in the statement of operations.
     Deferred Policy Acquisition Costs
     We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and amortized to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses and certain other costs that we expect to incur as the premium is earned. Judgments as to ultimate recoverability of these deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.
     Deferred Taxes
     We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.
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
     Impairment of Investment Securities
     Impairment of investment securities results in a charge to operations when the market value of a security declines to below our cost and is deemed to be other-than-temporary. We regularly review our fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, we focus on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements.
Recent Accounting Pronouncements
     SFAS No. 123 (revised 2004), “Share-based Payment,” was issued in December 2004. Statement No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS No. 123(R) must be adopted no later than January 1, 2006, and we expect to adopt the Statement on or prior to that date. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method as detailed in Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in Note 2.h. of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report.
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
     Our business is concentrated in California (62.0% of direct premiums written for the six months ended June 30, 2005), Alaska (10.4% of direct premiums written for the same period) and Hawaii (8.1% of direct premiums written for the same period). Accordingly, unfavorable business, economic or regulatory conditions in those states could negatively impact our business. For example, California, Hawaii and Alaska are states that are susceptible to severe natural perils, such as tsunamis, earthquakes and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in those states. Although geographic concentration has not adversely affected our business in the past, we may in the future be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. This concentration of our business could have a material adverse effect on our financial condition or results of operations.
If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected.
     We buy reinsurance coverage to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. We currently participate in a workers’ compensation and employers’ liability excess of loss reinsurance treaty program covering all of the business that we write pursuant to which our reinsurers are liable for 100% of the ultimate net losses in excess of $500,000 for the business we write, up to a $100.0 million limit. The treaty program provides coverage in several layers. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. For example, the second layer of our current excess of loss reinsurance treaty program provides for a sub-limit on our reinsurers’ maximum liability in the amount of $8.0 million for losses caused by acts determined by the U.S. Office of Homeland Security to be terrorist acts, and the third and fourth layers of our reinsurance program expressly do not cover losses caused by any act of terrorism, as defined in the Terrorism Risk Insurance Act of 2002 (the “Terrorism Risk Act”). Because of these sub-limits and exclusions, which are common in the wake of the events of September 11, 2001, we have significantly greater exposure to losses resulting from acts of terrorism. The incurrence of higher reinsurance costs and more restrictive terms could materially adversely affect our business, financial condition and results of operations.
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
     In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience these problems in the future, our costs would increase and our revenues would decline. As of June 30, 2005, we had $21.4 million of net amounts recoverable from our reinsurers that we would be obligated to pay if our reinsurers failed to pay us.
The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.
     Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”) and the California Department of Insurance. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:
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
     For example, our ability to transact business with our affiliates and to enter into mergers, acquisitions and divestitures involving our insurance company subsidiary is limited by the requirements of the insurance holding company laws of Illinois and California. To comply with these laws, we are required to file notices with the Illinois Division of Insurance and the California Department of Insurance to seek their respective approvals at least 30 days before engaging in any intercompany transactions, such as sales, purchases, exchanges of assets, loans, extensions of credit, cost sharing arrangements and extraordinary dividends or other distributions to shareholders. Under these holding company laws, any change of control transaction also requires prior notification and approval. Because these governmental agencies may not take action or give approval within the 30 day period, these notification and approval requirements may subject us to business delays and additional business expense. If we fail to give these notifications, we may be subject to significant fines and penalties and damaged working relations with these governmental agencies.
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
     Rating agencies rate insurance companies based on each company’s ability to pay claims. Our insurance company subsidiary currently has a rating of “A–” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold or sell any of our securities. Our competitive position relative to other companies is determined in part by our A.M. Best rating. We believe that our business is particularly sensitive to our A.M. Best rating because we focus on larger customers which tend to give substantial weight to the A.M. Best rating of their insurers. We expect that any reduction in our A.M. Best rating below “A–” would cause a reduction in the number of policies we write and could have a material adverse effect on our results of operations and our financial position.
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
     In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Many of our competitors have substantially greater financial and marketing resources than we do, and some of our competitors benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor.
     In addition, our competitive advantage may be limited due to the small number of insurance products that we offer. Some of our competitors have additional competitive leverage because of the wide array of insurance products that they offer. For example, it may be more convenient for a potential customer to purchase numerous different types of insurance products from one insurance carrier. We do not offer a wide array of insurance products due to our targeted market niches, and we may lose potential customers to our larger, more diverse competitors as a result.
     On May 31, 2005, the California Insurance Commissioner issued a decision adopting an advisory pure premium rate reduction of 18% for California workers’ compensation policies incepting on or after July 1, 2005. The decision was issued in response to reductions in 2004 workers’ compensation claim costs in California, as well as anticipated future claim cost reductions, as a result of reform legislation enacted primarily in 2003 and 2004. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates. On June 6, 2005, after completing a study of our California loss data, we filed with the California Department of Insurance our rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2005. The filing was approved on June 28, 2005. The new rates reflect an average reduction of 14.2% from prior rates and are in response to emerging favorable trends in loss costs resulting from reform legislation. If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business and financial condition could be materially adversely affected.
If we are unable to realize our investment objectives, our financial condition may be adversely affected.
     Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, United States participation in hostilities with other countries and large-scale acts of terrorism may adversely affect the economy generally, and our investment income could decrease. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the capital markets, and, consequently, the value of the securities we own. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are “available for sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders’ equity. Any significant decline in our investment income as a result of rising interest rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders’ equity and our policyholders’ surplus.
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
     SeaBright is a holding company that transacts its business through its operating subsidiaries, SeaBright Insurance Company and PointSure. Our primary assets are the stock of these operating subsidiaries. Our ability to pay expenses and dividends depends, in the long run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payment of dividends by SeaBright Insurance Company is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. SeaBright Insurance Company is required to report any ordinary dividends to the Illinois Division of Insurance and the California Department of Insurance prior to the payment of the dividend. In addition, SeaBright Insurance Company is not authorized to pay any extraordinary dividends to SeaBright under Illinois or California insurance laws without prior regulatory approval from the Illinois Division of Insurance or the California Department of Insurance. As a result, at times, we may not be able to receive dividends from SeaBright Insurance Company and we may not receive dividends in amounts necessary to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our board of directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our board of directors considers relevant. Currently, we do not intend to pay dividends on our capital stock.
We rely on independent insurance brokers to distribute our products.
     Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of approximately 93 licensed insurance brokers. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

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
     Virtually all states require insurers licensed to do business in their state to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments that are expected to continue in the future as a result of insolvencies. Assessments are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Accordingly, the assessments levied on us may increase as we increase our premiums written. Many states also have laws that established second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury, which are funded by either assessments based on paid losses or premium surcharge mechanisms. For example, Alaska requires insurers to contribute to its second injury fund annually an amount equal to the compensation the injured employee is owed multiplied by a contribution rate based on the fund’s reserve rate. In addition, as a condition of the ability to conduct business in some states, including California, insurance companies are required to participate in mandatory workers’ compensation shared market mechanisms or pooling arrangements, which provide workers’ compensation insurance coverage from private insurers. Although we price our products to account for the obligations that we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, our prices may not fully account for our liabilities under pooling arrangements, which may cause a decrease in our profits. As we write policies in new states that have pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the insolvency of other insurers in these pooling arrangements would likely increase the liability for other members remaining in the pool. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.
In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws.
     The assets that SeaBright acquired in the Acquisition were acquired from LMC and certain of its affiliates. LMC and its insurance company affiliates are currently operating under a three-year “run off” plan approved by the Illinois Division of Insurance. “Run off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run off plan, LMC will attempt to buy back some of its commercial line policies and institute aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders. According to LMC’s statutory financial statements as of and for the year ended December 31, 2004, LMC had a statutory surplus of $171.4 million, a decrease of approximately $31.0 million from its surplus of $202.4 million as of December 31, 2003. On an operating basis, LMC lost approximately $66.0 million in the year ended December 31, 2004. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. In the event LMC is placed into receivership, our business could be adversely affected in the following ways.
•	A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements. Our projected revenue under these agreements is approximately $1.5 million in 2005 and $0.9 million in 2006.

•	To minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then-existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. LMC initially funded the trust account with $1.6 million to support its obligations under the adverse development cover. In September 2004, we and LMC retained an independent actuary to determine the appropriate amount of loss reserves that are subject to the adverse development cover as of September 30, 2004. In accordance with the terms of the protective arrangements that we have established with LMC, on December 23, 2004, LMC deposited into the collateralized reinsurance trust an additional approximately $3.2 million, resulting in a total balance in the trust account, including interest earnings, of approximately $4.9 million at June 30, 2005. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Division of Insurance would have control of the assets of LMC.

•	Some of our customers are insured under Eagle insurance policies that we service pursuant to the claims administration servicing agreement described above. Although SeaBright is a separate legal entity from LMC and its affiliates, including Eagle, Eagle’s policyholders may not readily distinguish SeaBright from Eagle and LMC if those policies are not honored in the event LMC is found to be insolvent and placed into court-ordered liquidation. If that were to occur, our market reputation, credibility and ability to renew the underlying policies could be adversely affected.

•	In connection with the Acquisition, LMC and its affiliates made various transfers and payments to SeaBright, including approximately $13.0 million under the commutation agreement and approximately $4.9 million to fund the collateralized reinsurance trust. In the event that LMC is placed into receivership, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover these payments under applicable voidable preference and fraudulent transfer laws.
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
     The Illinois Division of Insurance is among the regulators investigating insurance industry practices in the wake of the New York Attorney General’s investigation. Our insurance company subsidiary, which is incorporated in Illinois, received and, in November of 2004, responded to a subpoena from the Illinois Division of Insurance requesting answers to interrogatories and production of certain documents relating to the Department’s investigation of producer compensation arrangements. We understand that these inquiries were made to all domestic Illinois insurers and major brokerages who transact business in Illinois. On May 26, 2005, the Division of Insurance reported to the Illinois House Insurance Committee that its investigation continues. We anticipate that officials from other jurisdictions in which we do business may also initiate investigations into similar matters and, accordingly, we could receive additional subpoenas and requests for information with respect to these matters. The volatility caused by the many developments relating to broker compensation may affect the price of our stock regardless of our practices in dealing with brokers.
     Additionally, proposed legislation or new regulatory requirements are expected to be imposed on the insurance industry and will impact our business and the manner in which we compensate our brokers. On December 29, 2004, the National Association of Insurance Commissioners (the “NAIC”) approved model producer compensation amendments to the Producer Licensing Model Act. The brokerage provision is based on a producer: (1) receiving compensation from the customer or (2) representing the customer in the placement of the business. The producer is required to obtain the customer’s consent in order to receive compensation from the insurer and to disclose the amount of that compensation or, if that is not known, the method by which compensation will be determined with a reasonable estimate of the amount, where possible. In the agent provision, which also may apply to some brokerage situations, the producer must disclose to the customer that the producer will be receiving compensation from the insurer, or that the producer represents the insurer and may provide services to the customer for the insurer.
     The California Department of Insurance has also proposed new regulations concerning brokers. On May 9, 2005, it held a workshop on its revised regulatory proposal and, among other activities, agreed to exclude wholesale brokers from the proposed disclosure obligations and offered to create an industry/California Department of Insurance task force to work on the draft regulations. The Oregon Department of Consumer and Business Services, Insurance Division on May 25, 2005 adopted new regulations effective August 15, 2005 which address broker disclosure of compensation. The regulations exempt intermediary producers, such as wholesale brokers, from the new requirements.
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
     Under our workers’ compensation policies, we are required to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Terrorism Risk Act, the risk of severe losses to us from acts of terrorism has not been eliminated because, as discussed above, our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Furthermore, the Terrorism Risk Act is scheduled to expire on December 31, 2005 and may not be renewed, or if it is renewed, it may provide different and possibly reduced protection against the financial impacts of acts of terrorism. Accordingly, events may not be covered by, or may exceed the capacity of, our reinsurance protection and any protection offered by the Terrorism Risk Act or any successor legislation. Thus, any acts of terrorism could materially adversely affect our business and financial condition.

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
     The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. During 1998, 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of our predecessor to increase premiums. Beginning in 2001, we witnessed a decrease in pricing competition in the industry, which enabled us to raise our rates. Although rates for many products have increased in recent years, the supply of insurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality may cause the price of our securities to be volatile.

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
     In addition, the stock market in recent years has experienced substantial price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of companies whose shares are traded. As a result, the trading price of shares of our common stock may decrease and you may not be able to sell your shares at or above the price you pay to purchase them.
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
     As of June 30, 2005, there were 16,402,808 shares of our common stock outstanding. Moreover, 807,859 additional shares of our common stock will be issuable upon the full exercise or conversion of options and shares of restricted stock outstanding at June 30, 2005. In the event that any outstanding options are exercised, you will suffer dilution of your investment.
Applicable insurance laws may make it difficult to effect a change of control of our company.
     Our insurance company subsidiary is domiciled in the state of Illinois and commercially domiciled in the state of California. The insurance holding company laws of Illinois and California require advance approval by the Illinois Division of Insurance and the California Department of Insurance of any change in control of SeaBright Insurance Company. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of SeaBright Insurance Company, including a change of control of SeaBright, would generally require the party acquiring control to obtain the prior approval of the Illinois Division of Insurance and the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction.
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
     Following the completion of the initial public offering of our common stock in January 2005, entities affiliated with Summit Partners, collectively, beneficially own approximately 46.6% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. In addition, these stockholders may have interests that are different from ours. Under our amended and restated certificate of incorporation, none of the Summit entities or any director, officer, stockholder, member, manager or employee of the Summit entities has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any Summit entity acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, the Summit entity will not have any duty to communicate or offer such opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty relating to such corporate opportunity. Our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with significant or controlling stockholders. This concentration could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders and the trading price of shares of our common stock could be adversely affected.
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
Interest Rate Risk
     We had fixed-income investments with a fair value of $210.8 million at June 30, 2005 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.
     The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of June 30, 2005. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in		Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Equity
	($ in thousands)
200 basis point increase	$(23,544)	$187,207	(11.2)%
100 basis point increase	(11,680)	199,071	(5.5)%
No change	—	210,751	—
100 basis point decrease	11,680	222,431	5.5%
200 basis point decrease	23,544	234,295	11.2%
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
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 19, 2005, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-119111), as filed with the SEC in connection with the initial public offering of 8,625,000 shares of our common stock. Proceeds to SeaBright, after accounting for approximately $6.3 million in underwriting discounts and commissions and approximately $3.5 million in other expenses of the offering, were approximately $80.8 million. The offering closed on January 26, 2005.
     On January 26, 2005, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. We intend to use the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. Except for the capital contribution to SeaBright Insurance Company, as of June 30, 2005, we had not used any of the remaining net proceeds from the offering. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.
     We did not purchase any of our equity securities during the six months ended June 30, 2005.
Item 6. Exhibits
     The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: August 12, 2005

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