Form 10-Q
period 2005-09-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2005-11-09
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares outstanding as of November 7, 2005
Common Stock, $0.01 Par Value	16,405,143

SeaBright Insurance Holdings, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
	(in thousands)
ASSETS
Investment securities available for sale, at fair value	$236,194	$105,661
Cash and cash equivalents	15,992	8,279
Accrued investment income	2,641	1,096
Premiums receivable, net of allowance	9,746	7,397
Deferred premiums	70,347	59,243
Retrospective premiums accrued	3,349	1,086
Federal income tax recoverable	751	397
Service income receivable	196	304
Reinsurance recoverables	15,297	13,484
Receivable under adverse development cover	2,853	2,853
Prepaid reinsurance	5,019	5,254
Property and equipment, net	877	493
Deferred federal income taxes, net	8,079	3,604
Deferred policy acquisition costs, net	8,870	7,588
Intangible assets, net	1,545	2,093
Goodwill	1,527	1,821
Other assets	6,357	5,459
Total assets	$389,640	$226,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$121,126	$68,228
Unearned premiums	77,751	67,626
Reinsurance funds withheld and balances payable	3,712	1,553
Premiums payable	3,514	3,128
Accrued expenses and other liabilities	21,876	15,207
Surplus notes	12,000	12,000
Total liabilities	239,979	167,742

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized;
issued and outstanding - no shares at September 30, 2005 and
508,265.25 shares at December 31, 2004	–	5
Undesignated preferred stock, $0.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; authorized - 75,000,000 shares at
September 30, 2005 and 10,000,000 shares at December 31, 2004;
issued and outstanding - 16,405,143 shares at September 30, 2005
and no shares at December 31, 2004	164	–
Paid-in capital	131,474	50,831
Accumulated other comprehensive income (loss)	(972)	530
Retained earnings	18,995	7,004
Total stockholders’ equity	149,661	58,370
Total liabilities and stockholders’ equity	$389,640	$226,112

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except income per share amounts)
Revenue:
Premiums earned	$40,719	$24,038	$109,523	$48,201
Net investment income	2,132	693	5,227	1,638
Net realized gain (loss)	(14)	–	48	17
Claims service income	523	728	1,799	2,298
Other service income	41	132	141	727
Other income	874	492	2,860	1,800
	44,275	26,083	119,598	54,681
Losses and expenses:
Loss and loss adjustment expenses	27,095	16,854	74,350	34,823
Underwriting, acquisition and insurance
expenses	8,058	4,291	23,074	10,507
Other expenses	1,411	1,217	4,642	3,567
	36,564	22,362	102,066	48,897
Income before federal income taxes	7,711	3,721	17,532	5,784
Federal income tax expense (benefit):
Current	3,049	1,498	9,208	3,296
Deferred	(405)	(472)	(3,667)	(1,528)
	2,644	1,026	5,541	1,768
Net income	$5,067	$2,695	$11,991	$4,016

Basic earnings per share	$0.31	$–	$0.79	$–
Diluted earnings per share	$0.30	$0.35	$0.75	$0.55

Weighted average basic shares outstanding	16,403,929	–	15,201,515	–
Weighted average diluted shares outstanding	16,703,313	7,777,808	16,007,576	7,256,149

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Cash flows from operating activities:
Net income	$11,991	$4,016
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	14,156	6,254
Policy acquisition costs deferred	(15,438)	(11,106)
Provision for depreciation and amortization	1,981	1,132
Net realized gain (loss) on investments	(48)	17
Gain on sale of fixed assets	–	(5)
Benefit for deferred federal income taxes	(3,667)	(1,528)
Amortization of compensation expense	12	–
Changes in certain assets and liabilities:
Federal income tax recoverable	(354)	(19)
Unpaid loss and loss adjustment expense	52,899	21,662
Reinsurance recoverables, net of reinsurance withheld	(1,128)	(1,804)
Unearned premiums, net of deferred premiums
and premiums receivable	(5,591)	5,933
Accrued investment income	(1,544)	(537)
Other assets and other liabilities	4,283	3,943
Net cash provided by operating activities	57,552	27,958

Cash flows from investing activities:
Purchases of investments	(309,425)	(53,394)
Sales of investments	163,052	10,911
Maturities and other	16,340	2,742
Purchases of property and equipment	(596)	(204)
Net cash used in investing activities	(130,629)	(39,945)

Cash flows from financing activities:
Issuance of common stock	80,775	–
Exercise of stock options	15	–
Issuance of surplus notes	–	12,000
Debt issuance costs	–	(591)
Issuance of preferred stock	–	5,161
Net cash provided by financing activities	80,790	16,570

Net increase in cash and cash equivalents	7,713	4,583
Cash and cash equivalents at beginning of period	8,279	5,008
Cash and cash equivalents at end of period	$15,992	$9,591

Supplemental disclosures:
Accrued expenses for purchases of investments	$3,843	$3,489
Federal income taxes paid	9,625	3,244
Interest paid on surplus notes	622	159

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

        PointSure is engaged primarily in administrative and wholesale insurance brokerage activities. The Eagle Entities, from whom we purchased certain assets, were both writers of state act workers’ compensation insurance and United States Longshore and Harbor Workers’ Compensation Act (“USL&H”) insurance, whose policies went into run-off on September 30, 2003.

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

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

        Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. Premiums from retrospectively rated policies totaled 21.2% and 15.0% of total premiums written for the three month periods ended September 30, 2005 and 2004, respectively, and 30.8% and 33.5% of total premiums written for the nine month periods then ended, respectively.

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

        The Company uses independent actuaries to assist in the evaluation of the adequacy of its liability for unpaid loss and loss adjustment expense. In light of the Company’s short operating history and uncertainties concerning the effects of recent legislative reform specifically as it relates to the Company’s California workers’ compensation class of business, actuarial techniques are applied that use the historical experience of the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

•	the Company’s claims experience and that of its predecessor;
•	the industry’s claims experience;
•	historical trends in reserving patterns and loss payments;
•	the impact of claim inflation;
•	the pending level of unpaid claims;
•	the cost of claim settlements;
•	legislative reforms affecting workers’ compensation; and
•	the environment in which insurance companies operate.

        Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the liability for unpaid loss and loss adjustment expense is adequate. Estimates are reviewed periodically and any necessary adjustment is included in the results of operations of the period in which the adjustment is determined.

        e.  Reinsurance

        The Company protects itself from excessive losses by reinsuring with nonaffiliated reinsurers certain levels of risk in various areas of exposure. Reinsurance premiums, commissions, expense reimbursements and liabilities related to ceded business are accounted for on a basis consistent with that used in accounting for original policies issued and the terms of the reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodology.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recoverable in excess of acquired insurance liabilities at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, “Business Combinations,” with a corresponding amount receivable from the seller. Amounts are shown net in the statement of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

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

        g.  Earnings Per Share

        The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	16,403,929	–	15,201,515	–
Weighted average shares issuable upon:
Conversion of preferred stock outstanding prior to initial public offering	–	7,777,808	569,803	7,256,149
Exercise of stock options and vesting of restricted stock	299,384	–	236,258	–
Diluted weighted average shares outstanding	16,703,313	7,777,808	16,007,576	7,256,149

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

        The following table illustrates the effect on net income for the three month and nine month periods ended September 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except income per share amounts)
Net income:
As reported	$5,067	$2,695	$11,991	$4,016
Less SFAS No. 123 compensation costs, net of taxes	(61)	(23)	(181)	(58)
Pro forma net income	$5,006	$2,672	$11,810	$3,958

Net income per common share:
Basic – as reported	$0.31	$–	$0.79	$–
Basic – pro-forma	$0.31	$–	$0.78	$–

Diluted – as reported	$0.30	$0.35	$0.75	$0.55
Diluted – pro-forma	$0.30	$0.34	$0.74	$0.54

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

        j.  Comprehensive Income

        The following table summarizes the Company’s comprehensive income for the three month and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$5,067	$2,695	$11,991	$4,016
Reclassification adjustment for net realized gains (losses) recorded into income	(14)	5	48	17
Tax (expense) benefit related to reclassification adjustment	5	(2)	(17)	(6)
Increase (decrease) in unrealized gain on investment securities available for sale	(3,497)	1,945	(2,359)	797
Tax (expense) benefit related to unrealized gains (losses)	1,224	(662)	826	(271)
Total comprehensive income	$2,785	$3,981	$10,489	$4,553

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Investments

        The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at September 30, 2005 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities	$20,039	$1	$(289)	$19,751
Government sponsored agency securities	11,623	8	(154)	11,477
Corporate securities	32,178	14	(429)	31,763
Tax-exempt municipal securities	127,754	373	(680)	127,447
Mortgage pass-through securities	34,135	6	(263)	33,878
Collateralized mortgage obligations	3,811	–	(27)	3,784
Asset-backed securities	8,150	–	(56)	8,094
Total investment securities available for sale	$237,690	$402	$(1,898)	$236,194

        The unrealized loss on temporarily impaired investments totaled $1.9 million at September 30, 2005 for investment securities available for sale with a fair value of $177.5 million. All were impaired for less than one year. The Company evaluated investment securities with September 30, 2005 fair values less than amortized cost and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.

        The amortized cost and estimated fair value of investment securities available for sale at September 30, 2005, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,197	$5,159
Due after one year through five years	49,340	48,856
Due after five years through ten years	113,825	113,355
Due after ten years	23,232	23,068
Securities not due at a single maturity date	46,096	45,756
Total investment securities available for sale	$237,690	$236,194

        The amortized cost of investment securities available for sale deposited with various regulatory authorities was $51.2 million at September 30, 2005.

4.  Premiums

        Direct premiums written totaled $37.5 million and $21.6 million for the three month periods ended September 30, 2005 and 2004, respectively, and $134.4 million and $85.2 million for the nine month periods then ended, respectively.

        Premiums receivable consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Premiums receivable	$10,486	$8,068
Allowance for doubtful accounts	(740)	(671)
	$9,746	$7,397

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Reinsurance

        a.  Reinsurance Ceded

        Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. For the period from October 1, 2004 through October 1, 2005, the Company entered into reinsurance agreements wherein it retained the first $500,000 of each loss occurrence. Losses in excess of $500,000 up to $100.0 million were 100% reinsured with nonaffiliated reinsurers. On October 1, 2005, the Company entered into new reinsurance agreements with nonaffiliated reinsurers that are effective through October 1, 2006. The new reinsurance program provides coverage up to $50.0 million per loss occurrence, subject to certain limitations. Under the new program, the Company retains the first $500,000 of losses per occurrence. The next $500,000 of losses per occurrence (excess of the first $500,000 of losses per occurrence retained by the Company) are 50% reinsured, subject to an annual aggregate deductible of $1.5 million. The next $4.0 million of losses per occurrence (excess of the first $1.0 million of losses per occurrence) are reinsured, subject to an annual aggregate deductible of $2.0 million. Policies covering losses per occurrence in excess of $5.0 million up to $50.0 million contain no annual aggregate deductibles.

        As part of the Acquisition, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, requires LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial insurance liabilities at September 30, 2003. The Agreement also requires SBIC to reimburse LMC 100% of the excess of the initial insurance liabilities at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $2.9 million at September 30, 2005. The increase in the amount due from LMC is netted against loss and loss adjustment expense in the accompanying unaudited condensed consolidated statements of operations.

        As part of the Agreement, LMC placed into trust (the “Trust”) an amount equal to 10% of the balance sheet insurance liabilities of SBIC on the date of the Acquisition. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to 102% of LMC’s obligations under the Agreement. Initial loss liabilities were $16.0 million. The balance of the Trust was $4.9 million at September 30, 2005 and $4.8 million at December 31, 2004.

        b.  Reinsurance Assumed

        The Company assumes business from the National Council for Compensation Insurance in the states of Alabama, Alaska, Arizona, Illinois, Nevada, New Jersey, Oregon and South Carolina as part of the Residual Market Pool program.

        c.  Reinsurance Recoverables and Income Statement Effects

        Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$14,621	$12,582
Reinsurance recoverables on paid losses	676	902
Total reinsurance recoverables	$15,297	$13,484

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The effects of reinsurance on statement of operations amounts are as follows for the three month and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Reinsurance assumed:
Written premiums	$2,059	$915	$6,188	$915
Earned premiums	2,035	768	5,435	768
Losses and loss adjustment expenses incurred	1,590	682	4,000	682

Reinsurance ceded:
Written premiums	$6,083	$2,611	$17,901	$9,589
Earned premiums	6,617	3,632	18,136	7,438
Losses and loss adjustment expenses incurred	(57)	996	4,083	1,091

6.  Unpaid Loss and Loss Adjustment Expenses

        The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Beginning balance	$88,553	$29,612	$55,646	$18,495
Incurred related to:
Current period	29,181	16,854	76,436	34,823
Prior periods	(2,086)	–	(2,086)	–
Total incurred	27,095	16,854	74,350	34,823
Paid related to:
Current period	(7,902)	(2,812)	(14,765)	(6,490)
Prior periods	(1,241)	(1,409)	(8,726)	(4,583)
Total paid	(9,143)	(4,221)	(23,491)	(11,073)
Unpaid loss and loss adjustment expense, net of reinsurance recoverables	106,505	42,245	106,505	42,245
Reinsurance recoverables	14,621	9,150	14,621	9,150
Unpaid loss and loss adjustment expense	$121,126	$51,395	$121,126	$51,395

        The $2.1 million reduction of insurance liabilities in the three months and nine months ended September 30, 2005 resulted from favorable development of accident year 2004 losses.

7.  Surplus Notes

        In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense totaled $233,000 and $641,000 for the three month and nine month periods ended September 30, 2005, respectively, and $168,000 and $231,000 for the three month and nine month periods ended September 30, 2004.

8.  Contingencies

        a.   SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of September 30, 2005, SBIC has recorded a liability for guaranty fund and other assessments of $4.2 million and a guaranty fund receivable of $1.6 million. These amounts

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

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

        On January 26, 2005, the Company contributed approximately $74.8 million of the net proceeds to SBIC. The Company is using the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. The use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus that was included in the related Registration Statement on Form S-1. Except for the contribution of proceeds to SBIC, no proceeds or expenses were paid to the Company’s directors, officers, ten percent shareholders or affiliates.

10.  Common Stock Options and Restricted Stock Awards

        The following table summarizes stock option activity since December 31, 2004:

Number of Options
Stock options outstanding at December 31, 2004	491,508
Options granted	315,351
Options exercised	(2,335)
Options forfeited	–
Stock options outstanding at September 30, 2005	804,524

        In March 2005, the Compensation Committee of the Board of Directors granted 2,000 shares of restricted common stock to each of three non-employee directors. The restricted shares automatically vest on the third anniversary of the date of grant. In the nine month period ended September 30, 2005, the Company recorded compensation expense totaling $11,900 in connection with these shares.

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

        SeaBright Insurance Holdings, Inc. (“SeaBright” or the “Company”) was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of completing a management-led buyout that closed on September 30, 2003 (the “Acquisition”). In the Acquisition, we acquired from Lumbermens Mutual Casualty Company (“LMC”) and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (collectively, “Eagle” or the “Eagle Entities”). Eagle Pacific began writing specialty workers’ compensation insurance policies in the mid-1980’s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.

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

        At closing of the Acquisition, $4.0 million of the purchase price was placed into escrow for a period of two years. These funds were available to us as security for various obligations of LMC pursuant to various agreements entered into in connection with the Acquisition. In October 2005, the escrow agent returned approximately $3.2 million of the escrow funds to Kemper Employers Group, Inc. (“KEG”). The balance of approximately $775,000 will be retained in escrow until LMC’s outstanding obligations have been satisfied. Any amount remaining after settlement of these obligations will be returned to KEG.

        To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to developments in KEIC’s insurance liablities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liablities increase, LMC must indemnify us in the amount of the increase. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was increased to $4.8 million on December 23, 2004 and totaled approximately $4.9 million at September 30, 2005. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

Principal Revenue and Expense Items

        We derive our revenue primarily from premiums earned, net investment income and realized gains and losses on investments, and service fee income.

      Premiums Earned

        Gross premiums written include all premiums billed and unbilled by an insurance company during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies. Our policies typically have a term of 12 months. Thus, for example, for a policy that is written on July 1, 2005, one-half of the premiums would be earned in 2005 and the other half would be earned in 2006.

        Premiums earned are the earned portion of our net premiums written. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written). Our gross premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Assumed premiums are premiums that we have received from an authorized state-mandated pool.

        We earn our direct premiums written from our maritime, alternative dispute resolution (“ADR”) and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington USL&H Assigned Risk Plan. We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business back to the Plan. Premiums from the Washington USL&H Assigned Risk Plan are included in both direct premiums written and ceded premiums written.

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

      Interest Expense

        Included in other expense is interest expense we incur on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. Interest is based on the three-month LIBOR rate, plus 400 basis points, and is paid quarterly in arrears.

Results of Operations

      Three month and nine month periods ended September 30, 2005 and 2004

        Gross Premiums Written. Gross premiums written for the three months ended September 30, 2005 totaled $39.5 million, an increase of $17.0 million, or 75.6%, from $22.5 million in the same period of 2004. For the nine months ended September 30, 2005, gross premiums written totaled $140.5 million, an increase of $54.4 million, or 63.2%, from $86.1 million in the same period in 2004. We began writing new insurance contracts on October 1, 2003 and began renewing some of the existing contracts of our predecessor expiring after that date. The three months ended September 30, 2004 was only our fourth quarter of operations as SeaBright Insurance Company. A significant portion of the 2005 increase in gross premiums written is attributable to our expansion in California state act contractor business, which accounted for approximately 59.7% and 59.6% of premiums written in the three month and nine month periods ended September 30, 2005, respectively, compared to approximately 60.5% and 48.8% in the three month and nine month periods ended September 30, 2004, respectively.

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

        On September 15, 2005, the Workers’ Compensation Insurance Rating Bureau (the “WCIRB”), an industry-backed private organization that provides statistical analysis, submitted an amended filing with the California Insurance Commissioner recommending a 15.9% decrease in advisory pure premium rates on new and renewal policies effective January 1, 2006. As described above, such rates, if adopted by the California Insurance Commissioner, are advisory only and insurance companies may choose whether or not to adopt the new rates. The rate decrease was proposed following the WCIRB’s review of accident year experience valued as of June 30, 2005 and the cost impact of the January 1, 2005 permanent disability rating schedule. A public hearing took place on September 16, 2005 and the Commissioner has not yet issued a recommendation. Rate reductions have also been proposed in other states in which we operate. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations.

        Net Premiums Written. Net premiums written totaled $33.4 million for the three months ended September 30, 2005 compared to $19.9 million in the same period in 2004, representing an increase of $13.5 million, or 67.8%. For the nine months ended September 30, 2005, net premiums written totaled $122.6 million, an increase of $46.1 million, or 60.3%, from $76.5 million in the same period in 2004. Net premiums written are affected by premiums ceded under reinsurance agreements with external reinsurers. Ceded written premiums for the nine months ended September 30, 2005 totaled $17.9 million (12.7% of gross premiums written) compared to $9.6 million (11.1% of gross premiums written) in the same period of 2004. Certain of our reinsurance contracts provide for the ceding of premiums on a direct premiums written basis, while others provide for the ceding on a direct premiums earned basis. As further described below under “Liquidity and Capital Resources,” on October 1, 2005, we entered into new reinsurance agreements that provide for reinsurance coverage up to $50.0 million per loss occurrence, subject to certain limitations, as opposed to the $100.0 million limit of coverage provided under our October 1, 2004 to October 1, 2005 treaty year reinsurance program.

        Net Premiums Earned. Net premiums earned were $40.7 million for the three months ended September 30, 2005 compared to $24.0 million for the same period in 2004, representing an increase of $16.7 million, or 69.6%. For the nine months ended September 30, 2005, net premiums earned totaled $109.5 million, an increase of $61.3 million, or 127.2%, from $48.2 million in the same period of 2004. As previously discussed, this increase is due to the increase in net premiums written and to the fact that we had been in business for only one year at September 30, 2004. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Because we acquired renewal rights and not policies in the Acquisition, our actual results for the three month and nine month periods ended September 30, 2004 do not reflect premiums earned on any policies written prior to September 30, 2003, the date of the Acquisition.

        Net Investment Income. Net investment income was $2.1 million for the three months ended September 30, 2005 compared to $693,000 for the same period in 2004, representing an increase of $1.4 million, or 203.0%. For the nine months ended September 30, 2005, net investment income totaled $5.2 million, an increase of $3.6 million, or 225.0%, from $1.6 million in the same period of 2004. These increases are due primarily to an increase of approximately $102.1 million, or 126.1%, in average invested funds for the nine months ended September 30, 2005 over the same period in 2004. In May 2004, SeaBright Insurance Company issued, in a private placement, $12.0 million in subordinated floating rate surplus notes due in 2034. In June 2004, we sold 51,615.25 shares of Series A convertible preferred stock to our then-existing preferred stockholders and certain members of management for total gross proceeds of $5.2 million. In January 2005, we completed the initial public offering of our common stock, resulting in net proceeds of approximately $80.8 million. Our annualized yield on average invested assets for the nine months ended September 30, 2005 was approximately 3.8% compared to approximately 2.7% for the same period in 2004.

        Service Income. Service income totaled $564,000 for the three months ended September 30, 2005 compared to $860,000 for the same period in 2004, representing a decrease of $296,000, or 34.4%. For the nine months ended September 30, 2005, service income totaled $1.9 million, a decrease of $1.1 million, or 36.7%, from $3.0 million in the same period of 2004. Our service income results from service arrangements we have with LMC for claims processing services, policy administration and administrative services that we perform in connection with the Eagle Entities’ insurance policies. Average monthly service income is declining as the volume of work decreases as a result of the run off of our predecessor’s business.

        Other Income. Other income totaled $874,000 for the three months ended September 30, 2005 compared to $492,000 for the same period in 2004, representing an increase of $382,000, or 77.6%. For the nine months ended September 30, 2005, other income totaled $2.9 million, an increase of $1.1 million, or 61.1%, from $1.8 million in the same period of 2004. Other income results primarily from the operations of PointSure, our wholesale insurance broker and third party claims administrator subsidiary. The increases in other income for the three month and nine month periods ended September 30, 2005 resulted primarily from an increase in PointSure’s agency and direct billed commission income, which totaled $2.7 million for the nine months ended September 30, 2005 compared to $1.1 million in the same period of 2004, representing an increase of $1.6 million, or 145.5%. Most of this income is passed through as commission expense to brokers and producers.

        Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $27.1 million for the three months ended September 30, 2005 compared to $16.9 million for the same period in 2004, representing an increase of $10.2 million, or 60.4%. For the nine months ended September 30, 2005, loss and loss adjustment expenses totaled $74.4 million, an increase of $39.6 million, or 113.8%, from $34.8 million in the same period of 2004. The higher loss and loss adjustment expenses for the quarter and nine months ended September 30, 2005 are attributable to the increase in premiums earned for the periods. Our net loss ratios for the three month and nine month periods ended September 30, 2005 was 65.3% and 66.2%, respectively, compared to 67.1% and 67.5%, respectively, for the same periods in 2004. As a result of favorable development of accident year 2004 losses, we reduced our insurance liabilities for that accident year by approximately $2.1 million in the third quarter of 2005. Offsetting this favorable development was a related reduction of $1.3 million in earned premium from retrospective policies and an increase of $281,000 in liabilities for unallocated loss adjustment expenses.

        As a result of the impact of regulatory reforms enacted in California primarily in 2003 and 2004, we are using a selected current accident year loss ratio, excluding unallocated loss adjustment expenses, of 60.0% compared to a current accident year loss ratio of 62.0% used in 2004. Unallocated loss adjustment expenses are currently reserved at a rate of eight percent of direct loss liabilities. The increase in loss and loss adjustment expenses was also influenced by insurance liabilities related to business assumed from NCCI residual market pools in eight states in which we do business. The net loss ratio on this business for the nine months ended September 30, 2005 was approximately 73.6%.

        At September 30, 2005, we had recorded a receivable from LMC, and an associated reduction in loss and loss adjustment expenses, of approximately $2.9 million for adverse loss development since the date of the Acquisition, according to the terms of the adverse development cover. If LMC fails to pay its obligation under the adverse development cover, we do not expect such failure to have a material adverse impact on our financial position or results of operations since this amount is fully secured by the collateralized reinsurance trust, the balance of which was approximately $4.9 million at September 30, 2005.

        Underwriting Expenses. Underwriting expenses totaled $8.1 million for the three months ended September 30, 2005 compared to $4.3 million for the same period in 2004, representing an increase of $3.8 million, or 88.4%. For the nine months ended September 30, 2005, underwriting expenses totaled $23.1 million, an increase of $12.6 million, or 120.0%, from $10.5 million in the same period of 2004. Our net underwriting expense ratios for the three month and nine month periods ended September 30, 2005 were 19.7% and 20.9%, compared to 17.3% and 20.3% for the same periods in 2004. The primary reasons for the increases in our net underwriting expense ratio were a reduction in other service income (an offset to underwriting expenses) of approximately $586,000 for the nine months ended September 30, 2005 (accounting for an increase of approximately 0.5% in our net underwriting expense ratio) and an increase in our average net commissions for the same period of approximately 1.6 percentage points, offset by reductions in taxes, licenses and fees and other underwriting expense as a percentage of net premiums earned. The 17.3% underwriting expense ratio in the three months ended September 30, 2004 reflected a one-time adjustment of our expense accrual and is not representative of our run rate.

        Other Expenses. Other expenses totaled $1.4 million for the three months ended September 30, 2005 compared to $1.2 million for the same period in 2004, representing an increase of $0.2 million, or 16.7%. For the nine months ended September 30, 2005, other expenses totaled $4.6 million, an increase of $1.0 million, or 27.8%, from $3.6 million in the same period of 2004. These increases resulted primarily from an increase in PointSure’s operating expenses and interest expense related to $12.0 million in surplus notes issued by our insurance subsidiary in May 2004. As explained above under “Other Income,” the majority of the increase is due to an increase in PointSure’s commission expense, which totaled $2.7 million for the nine months ended September 30, 2005 compared to $989,000 in the same period of 2004, representing an increase of $1.7 million, or 171.9%. Most of this expense is a pass-through of agency and direct billed commission income received from insurance companies.

        Federal Income Tax Expense. The effective tax rate for the nine months ended September 30, 2005 was 31.6%, compared to 30.1% for the same period in 2004. The effective tax rate for the third quarter of 2005 was 34.3%. The higher quarterly rate reflects adjustments to increase our estimated annual effective tax rate as a result of lower-than-anticipated tax exempt interest income and a true-up of our 2004 taxes in connection with the filing of our 2004 Federal income tax return. At September 30, 2005, approximately 53.3% of our investment portfolio was invested in tax-exempt securities.

        Net Income. Net income was $5.1 million for the three months ended September 30, 2005, compared to $2.7 million for the same period in 2004, representing an increase of $2.4 million. Net income for the nine months ended September 30, 2005 totaled $12.0 million, an increase of $8.0 million from $4.0 million in the same period of 2004. The increase in net income resulted primarily from increases in premiums earned and investment income for the period, offset by decreases in service income and increases in loss and loss adjustment expenses, underwriting acquisition and insurance expenses, and other expenses, including interest expense related to the surplus notes.

Liquidity and Capital Resources

        Our principal ongoing sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary uses of funds are to pay claims and operating expenses and to purchase investments.

        Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of September 30, 2005 has an effective duration of 5.5 years with individual maturities extending out to 27 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

        At September 30, 2005, our investment portfolio is made up almost entirely of investment grade fixed income securities with market values subject to fluctuations in interest rates. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

        Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. For the period from October 1, 2004 through October 1, 2005, our reinsurance program provided us with 100% reinsurance protection for each loss occurrence in excess of $500,000, up to $100.0 million. On October 1, 2005, we entered into new reinsurance contracts that are effective through October 1, 2006. The new program provides reinsurance coverage up to $50.0 million per loss occurrence, subject to certain limitations. Under the new program, we retain the first $500,000 of losses per loss occurrence. The next $500,000 of losses per occurrence (excess of the first $500,000 of losses per occurrence that we retain) are 50% reinsured, subject to an annual aggregate deductible of $1.5 million. The next $4.0 million of losses per occurrence (excess of the first $1.0 million of losses per occurrence) are reinsured, subject to an annual aggregate deductible of $2.0 million. Policies covering losses per occurrence in excess of $5.0 million up to $50.0 million contain no annual aggregate deductibles. We believe that we are sufficiently capitalized to retain the losses described above.

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

        Our consolidated net cash provided by operating activities for the nine month period ended September 30, 2005 was $57.6 million, compared to our cash flow from operations of $28.0 million for the same period in 2004. The increase resulted from a substantial increase in net income and increases in unpaid loss and loss adjustment expense, amortization of deferred policy acquisition costs and other assets and liabilities, offset by increases in policy acquisition costs deferred, unearned premiums net of deferred premiums and premiums receivable, accrued investment income, deferred federal income tax benefit and balances related to reinsurance recoverables, all as a result of the growth of our business.

        We used net cash of $130.6 million for investing activities for the nine month period ended September 30, 2005, compared to $39.9 million for the same period in 2004. The difference between periods is primarily attributable to the fact that we invested net proceeds totaling approximately $80.8 million resulting from the sale of 8,625,000 shares of common stock in our initial public offering described below. Additionally, a portion of the increase in net written premium discussed earlier was also invested to provide for the future payment of claims.

        For the nine months ended September 30, 2005, financing activities provided cash of $80.8 million, primarily from the sale of 8,625,000 shares of common stock in our initial public offering described below. For the nine months ended September 30, 2004, $12.0 million of cash was provided from the issuance of surplus notes and $5.2 million was provided from the issuance of shares of preferred stock. Debit issuance costs associated with the surplus notes totaled approximately $591,000.

        On January 26, 2005, we closed the initial public offering of 8,625,000 shares of our common stock, including the underwriters’ over-allotment option to purchase 1,125,000 shares of our common stock, at a price of $10.50 per share for net proceeds of approximately $80.8 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $9.8 million. On January 26, 2005, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. We are using the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. In connection with the initial public offering, all 508,365.25 outstanding shares of our Series A convertible preferred stock were converted into 7,777,808 shares of common stock.

Contractual Obligations and Commitments

        The following table identifies our contractual obligations due by period as of September 30, 2005:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$–	$–	$–	$12,000
Loss and loss adjustment expenses	121,126	17,321	58,383	17,442	27,980
Operating and lease obligations	3,458	854	2,381	223	–
Total	$136,584	$18,175	$60,764	$17,665	$39,980

        The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of September 30, 2005 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

        As of September 30, 2005, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      Unpaid Loss and Loss Adjustment Expenses

        Unpaid loss and loss adjustment expenses represent our estimate of the expected cost of the ultimate settlement and administration of losses, based on known facts and circumstances. Included in unpaid loss and loss adjustment expenses are amounts for case-based insurance liabilities, including estimates of future developments on these claims; claims incurred but not yet reported to us; second injury fund assessments; allocated claim adjustment expenses; and unallocated claim adjustment expenses. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to achieve ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may differ materially from the original estimates. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s operating results. Because of the relative immaturity of our unpaid loss and loss adjustment expense data, actuarial techniques are applied that use the historical experience of our predecessor as well as industry information in the analysis of our unpaid loss and loss adjustment expenses.

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

      Adverse Development Cover

        The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodologies. Amounts recoverable in excess of acquired insurance liabilities at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, “Business Combinations,” with a corresponding amount receivable from the seller. Amounts are shown net in the statement of operations.

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

        The following risk factor has been updated to reflect developments that occurred during the quarter ended September 30, 2005.

      Risks Related to Our Business

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

        We received a letter on August 25, 2005 from the California Department of Industrial Relations, Division of Workers’ Compensation indicating that it would audit our claims reported in 2002, 2003, and 2004. It is our understanding that the Division is generally reviewing the claims handling practices of workers’ compensation companies for that period, evidenced by the Division’s clarification in September that it also sought claim logs for the Eagle Entities. We have provided all requested information.  On October 18, 2005 we received a preliminary notice from the California Department of Insurance, Market Conduct Division informing us that we were due for a market conduct examination by the Field Rating & Underwriting Bureau. We are in the process of gathering and providing information in response to this initial notification. The Market Conduct Division said in its letter that it expects to schedule the examination within the next twelve months.

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

        In addition, workers’ compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. For example, in California, on January 1, 2003, workers’ compensation legislation became effective that provides for increases in the benefits payable to injured workers. Also, in California, workers’ compensation legislation intended to reduce certain costs was enacted in September 2003 and April 2004. Among other things, this legislation established an independent medical review process for resolving medical disputes, tightened standards for determining impairment ratings by applying specific medical treatment guidelines, capped temporary total disability payments to 104 weeks from first payment and enables injured workers to access immediate medical care up to $10,000 but requires them to get medical care through a network of doctors chosen by the employer. The implementation of these reforms affects the manner in which we coordinate medical care costs with employers and the manner in which we oversee treatment plans. However, in the ordinary course, that implementation is subject to opposition in the California legislature and in the courts. Regulatory rules applicable to the legislation also continue to be developed and we cannot predict the ultimate impact of the reforms.

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

        In addition, we are impacted by the Terrorism Risk Insurance Act of 2002 and by the Gramm Leach Bliley Act of 2002 related to disclosure of personal information. The Terrorism Risk Act is scheduled to expire on December 31, 2005 and may not be renewed, or if it is renewed, it may provide different and possibly reduced protection against the financial impacts of acts of terrorism. Moreover, changes in federal tax laws could also impact our business.

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

Interest Rate Risk

        We had fixed-income investments with a fair value of $236.2 million at September 30, 2005 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

        The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of September 30, 2005. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$(26,805)	$209,389	(11.3)%
100 basis point increase	(13,195)	222,999	(5.6)%
No change	–	236,194	–
100 basis point decrease	13,195	249,389	5.6%
200 basis point decrease	26,805	262,999	11.3%

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

        On January 26, 2005, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. We are using the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. Except for the capital contribution to SeaBright Insurance Company, as of September 30, 2005, we had not used any of the remaining net proceeds from the offering. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

        We did not purchase any of our equity securities during the nine months ended September 30, 2005.

Item 6.  Exhibits

        The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.
Date: November 9, 2005
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