Form 10-K
period 2005-12-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2006-03-29
CIK 1267201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(206) 269-8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange Where Registered

Common stock, par value $0.01 per share	The NASDAQ National Market
      Indicate by check mark whether the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act:     Yes ☐          No ☑
      Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes ☐          No ☑
      The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on June 30, 2005 as reported on The NASDAQ National Market, was $98,626,784.
      The number of shares of the registrant’s common stock outstanding as of March 27, 2006 was 20,539,974.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the SeaBright Insurance Holdings, Inc. definitive Proxy Statement for its 2006 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005 are incorporated by reference in Part III of this Form 10-K.

SEABRIGHT INSURANCE HOLDINGS, INC.

PART I
      In this annual report:

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
Overview
      We are a specialty provider of multi-jurisdictional workers’ compensation insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 43 states and the District of Columbia to write workers’ compensation insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures, and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in select markets. Our workers’ compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute, and vary by jurisdiction and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.
      SeaBright Insurance Holdings, Inc. was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of completing a management-led buyout that closed on September 30, 2003, which we refer to as the Acquisition. In the Acquisition, we acquired the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company, which we collectively refer to as Eagle or the Eagle Entities. Eagle Pacific began writing specialty workers’ compensation insurance almost 20 years ago. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully-operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts. These renewal rights were valued at the date of Acquisition.
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
Our History
      On July 14, 2003, SeaBright entered into a purchase agreement with Kemper Employers Group, Inc. (“KEG”), Lumbermens Mutual Casualty Company (“LMC”) and the Eagle Entities. Pursuant to the purchase agreement, we acquired 100% of the issued and outstanding capital stock of Kemper Employers Insurance Company (“KEIC”) and PointSure Insurance Services, Inc. (“PointSure”), a wholesale insurance broker and third party claims administrator, and acquired tangible assets, specified contracts, renewal rights and intellectual property rights from LMC and the Eagle Entities. We acquired KEIC, a shell company with no in-force policies or employees, solely for the purpose of acquiring its workers’ compensation licenses in 43 states and the District of Columbia and for its certification with the United States Department of Labor. SeaBright paid approximately $6.5 million for KEIC’s insurance licenses, Eagle’s renewal rights, internally developed software and other assets and PointSure and approximately $9.2 million for KEIC’s statutory surplus and capital, for a total purchase price of $15.7 million. In September 2004 we paid to LMC a purchase price adjustment in the amount of $771,116. At the closing, $4.0 million of the purchase price was placed into an escrow account for a period of two years. See “— Arrangements to Minimize Exposure — $4.0 Million Escrow.” At December 31, 2005, the balance of the escrow account was approximately $221,000.
      The Acquisition was completed on September 30, 2003, at which time entities affiliated with Summit Partners, certain co-investors and members of our management team invested approximately $45.0 million in SeaBright and received convertible preferred stock in return. See “Certain Relationships and Related Transactions” in Part III, Item 13. These proceeds were used to pay for the assets under the purchase agreement and to contribute additional capital to KEIC, which was renamed “SeaBright Insurance Company.” SeaBright Insurance Company received an “A-” (Excellent) rating from A.M. Best Company (“A.M. Best”) following the completion of the Acquisition.
      On January 26, 2005, we closed the initial public offering of 8,625,000 shares of our common stock at a price of $10.50 per share for net proceeds of approximately $80.8 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $9.8 million. Approximately $74.8 million of the net proceeds were contributed to SeaBright Insurance Company. In connection with the initial public offering, all 508,365.25 outstanding shares of our Series A preferred stock were converted into 7,777,808 shares of common stock.
      On February 1, 2006, we closed a follow-on public offering of 3,910,000 shares of common stock at a price of $15.75 per share for net proceeds of approximately $57.7 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $3.9 million. Following the closing of this offering, we contributed $50.0 million of the net proceeds to SeaBright Insurance Company, which intends to use the capital to expand its business in its core markets and to new territories.

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
      Adverse Development Cover. At the time of the Acquisition and after the commutation agreement, KEIC had loss reserves in the amount of approximately $16.0 million. In connection with the Acquisition, we entered into an agreement with LMC under which we both agreed to indemnify each other with respect to developments in these loss reserves over a period of approximately eight years. December 31,

2011 is the date to which the parties will look to determine whether the loss reserves with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million amount existing at the date of the Acquisition. If the loss reserves have increased, LMC must indemnify us in the amount of the increase. If they have decreased, we must indemnify LMC in the amount of the decrease.
      Collateralized Reinsurance Trust. Because of the poor financial condition of LMC and its affiliates, we required LMC to fund a trust account in connection with the Acquisition. The funds in the trust account serve as current security for potential future obligations of LMC under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then-existing quarterly estimate of LMC’s total obligations under the adverse development cover, requiring LMC to fund additional amounts into the trust account on a quarterly basis, if necessary, based on a quarterly review of LMC’s obligations. We are entitled to access the funds in the trust account from time to time to satisfy LMC’s obligations under the adverse development cover in the event that LMC fails to satisfy its obligations.
      As of December 31, 2005, we had recorded a receivable of approximately $3.4 million for adverse loss development under the adverse development cover since the date of the Acquisition. In September 2004, we and LMC retained an independent actuary to determine the appropriate amount of loss reserves that are subject to the adverse development cover as of September 30, 2004. In accordance with the terms of the adverse development cover and the collateralized reinsurance trust, on December 23, 2004, LMC deposited into the trust account an additional approximately $3.2 million, resulting in a total balance in the trust account of approximately $4.8 million. The balance in the trust account totaled approximately $4.9 million at December 31, 2005. We continue to assess the reasonableness of reserves related to this business and believe that reserve amounts are reasonable at December 31, 2005.
      $4.0 Million Escrow. In connection with the Acquisition, $4.0 million of the purchase price was placed into escrow in an account at Wells Fargo Bank for a period of two years. These funds were available to us as security for the obligations of LMC and its affiliates under the commutation agreement, the adverse development cover, the collateralized reinsurance trust and the indemnification provisions of the purchase agreement. As of December 31, 2005, the escrow agent had returned approximately $3.9 million of the funds, including accumulated interest, to KEG. The balance of approximately $221,000 will be retained in escrow until LMC’s outstanding obligations have been satisfied. Any amount remaining after settlement of these obligations will be returned to KEG.

Services Arrangements
      In addition to these arrangements, we also entered into services agreements with LMC and certain of its affiliates that require us to provide certain service functions for the Eagle Entities in exchange for fee income. The services that we are required to provide to the Eagle Entities under these agreements include administrative services, such as underwriting services, billing and collections services, safety services and accounting services, and claims services, including claims administration, claims investigation and loss adjustment and settlement services. For the years ended December 31, 2005 and 2004, we received approximately $2.1 million and $3.5 million, respectively, in service fee income from LMC and its affiliates under these services arrangements.
      We have entered into a service agreement with Broadspire Services, Inc., a third-party claims administrator and former subsidiary of LMC, pursuant to which Broadspire provides us with claims services for the claims that we acquired from KEIC in connection with the Acquisition in exchange for certain servicing fees.

Issues Relating to a Potential LMC Receivership
      LMC and its affiliates had traditionally offered a wide array of personal, risk management and commercial property and casualty insurance products. However, due to the distressed financial situation of LMC and its affiliates, LMC is no longer writing new business and is now operating under a three-year run off plan which has been approved by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”). “Run off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run off plan, LMC will attempt to buy back some of its commercial line policies and institute aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders.
      In the event that LMC is placed into receivership, a receiver may seek to recover certain payments made by LMC to us in connection with the Acquisition under applicable voidable preference and fraudulent transfer laws. However, we believe that there are factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver of LMC, including the fact that we believe LMC and KEIC were solvent at the time of the Acquisition and that the Acquisition was negotiated at arms length and for fair value, the fact that the Director of the Illinois Division of Insurance approved the Acquisition notwithstanding LMC’s financial condition and the fact that a substantial period of time has elapsed since the date of the Acquisition.
      In addition, if LMC is placed into receivership, various arrangements that we established with LMC in connection with the Acquisition, including the servicing arrangements, the adverse development cover, the collateralized reinsurance trust and the commutation agreement, could be adversely affected. For a discussion of the risks relating to a potential LMC receivership, see the risks described above under “Risks Related to Our Business — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in Item 1A.
Competitive Strengths
      We believe we enjoy the following competitive strengths:

•	Niche Product Offering. Our specialized workers’ compensation insurance products in maritime, alternative dispute resolution (“ADR”) and selected state act markets enable us to address the needs of underserved markets. Our management team and staff have extensive experience serving the specific and complex needs of these customers.

•	Specialized Underwriting Expertise. We identify individual risks with complex workers’ compensation needs, such as multi-jurisdictional coverage, and negotiate customized coverage plans to meet those needs. Our underwriters average over 16 years of experience underwriting workers’ compensation coverage. Our specialized underwriting expertise enables us to align our interests with those of our insureds by encouraging the insured to bear a portion of the losses sustained under the policy. Approximately 31.6% of our direct premiums written for the year ended December 31, 2005 came from such arrangements. We achieved a calendar year net loss ratio of 65.1% for the year ended December 31, 2005.

•	Focus on Larger Accounts. We target a relatively small number of larger, more safety-conscious employers (businesses with 50 to 400 employees) within our niche markets. We had 468 customers, with an average estimated annual premium size of approximately $390,000 at December 31, 2005. We believe this focus, together with our specialized underwriting expertise, increases the profitability of our book of business primarily because the more extensive loss history of larger customers enables us to better predict future losses, allowing us to price our policies more accurately. In addition, larger customers tend to purchase policies whose premiums vary based on loss experience, and therefore have aligned interests with us. Our focus on larger accounts also enables us to provide individualized attention to our customers, which we believe leads to higher satisfaction and long-term loyalty.

•	Proactive Loss Control and Claims Management. We consult with employers on workplace safety, accident and illness prevention and safety awareness training. We also offer employers medical and disability management tools that help injured employees return to work more quickly. These tools include access to a national network of physicians, case management nurses and a national discount pharmacy benefit program. Our strong focus on proven claims management practices helps to minimize attorney involvement and to expedite the settlement of valid claims. In addition, our branch office network affords us extensive local knowledge of claims and legal environments, further enhancing our ability to achieve favorable results on claims. As of December 31, 2005, approximately 96.5% of our total claims were handled in-house as opposed to being handled by third-party administrators. Our claims managers and claims examiners are highly experienced, with an average of over 18 years in the workers’ compensation insurance industry.

•	Acquired Book of Business Without Associated Liabilities. In the Acquisition, we acquired renewal rights with respect to policies written by the Eagle entities; we did not acquire any in-force Eagle policies or historical liabilities associated with those policies. Although we did not write our first policy until October 2003, we were able to create an established book of business comprised primarily of policies with customers with whom we had long-standing relationships and whose operations and claims histories we knew well.

•	Experienced Management Team. The members of our senior management team, consisting of John G. Pasqualetto, Richard J. Gergasko, Joseph S. De Vita, Richard W. Seelinger, Marc B. Miller, M.D., D. Drue Wax and Jeffrey C. Wanamaker, average over 24 years of insurance industry experience, and over 19 years of workers’ compensation insurance experience.

•	Strong Distribution Network. We market our products through independent brokers and through PointSure. This two-tiered distribution system provides us with flexibility in originating premiums and managing our commission expense. PointSure produced approximately 24.8% of our direct premiums written and 16.7% of our customers in the year ended December 31, 2005. We are highly selective in establishing relationships with independent brokers. As of December 31, 2005, we had appointed 111 independent brokers to represent our products. In addition, we negotiate commissions for the placement of all risks that we underwrite, either through independent brokers or through PointSure. For the year ended December 31, 2005, our ratio of commission expense to net premiums earned was 6.2%, excluding business assumed from the National Council on Compensation Insurance, Inc., or NCCI, residual market pool.

Strategy
      We plan to pursue profitable growth and favorable returns on equity through the following strategies:

•	Expand Territorially. We believe our experience with maritime coverage issues in the states in which we now operate can be readily applied to other areas of the country that we do not currently serve. Nine states have enabling legislation for collectively bargained ADR that is similar to the ADR legislation in California. We plan to expand our business by writing policies in several more of the 43 states in which we are licensed to do business. In 2005, we opened offices in Chicago, Illinois and Tampa, Florida to facilitate our expansion plans into the Great Lakes and the Southeast Coastal regions. We also plan to expand into the Northeast region.

•	Expand Business in Target Markets. We wrote approximately 64.8% of our direct premiums in California, 12.0% in Alaska and 7.4% in Hawaii for the year ended December 31, 2005. We believe that the proceeds from our initial public offering in 2005 and a follow-on offering in January 2006 will provide us with additional capital that will enable us to increase the amount of insurance business that we are able to write in these and other markets. We believe that our product offerings, combined with our specialized underwriting expertise and niche market focus, will position us to increase our market share in our target markets.

•	Increase Distribution and Leverage Key Relationships. As we expand geographically, we intend to focus our marketing efforts on developing relationships with brokers that have expertise in our product offerings. We also intend to seek strategic partnerships with unions and union employers to increase acceptance of our ADR product in new markets. For example, on March 3, 2006, we announced that we had entered into a marketing alliance with Ulico Insurance Group, Inc., a nationally recognized provider of collectively bargained workers’ compensation programs to union employers, allowing both companies to jointly leverage their expertise in providing and marketing such programs.

•	Effectively Manage Overall Medical Claims Cost. With the help of our chief medical officer, we plan to work within medical provider networks to develop our own network of physicians that we believe will consistently produce the best outcome for injured workers and permit them to return to work more quickly. We believe this strategy will enhance our profitability over time by reducing our overall claims cost.

•	Focus on Profitability. We intend to continue our focus on underwriting discipline and profitability. We plan to do so by selecting risks prudently, by pricing our products appropriately and by focusing on larger accounts in our target markets.

•	Continue to Develop Scalable Technology. Our in-house technology department has developed effective, customized analytical tools that we believe significantly enhance our ability to write profitable business and cost-effectively administer claims. In addition, these tools also allow for seamless connectivity with our branch offices. We intend to continue making investments in advanced and reliable technological infrastructure.

Our Challenges
      As part of your evaluation of our business, you should take into account the challenges we face in implementing our strategies, including the following:

•	Our premiums and loss reserves may be inadequate to cover our actual losses. If we fail to accurately assess the risks associated with the businesses that we insure, we may fail to establish appropriate premium rates, and our unpaid loss and loss adjustment expenses may be inadequate to cover our actual losses. Unpaid losses reflect the estimated cost of claims payments and the related expenses that we will ultimately be required to pay in respect of the insurance premiums we have earned. Loss adjustment expenses are expenses resulting from and associated with the handling of claims, including but not limited to investigation, adjustment and defense of claims. In this annual report, “loss” and “unpaid loss” include loss adjustment expenses, unless otherwise noted. In this annual report, we refer to our unpaid loss and loss adjustment expenses as our loss reserves. Our loss reserves are estimates and are inherently uncertain. If proven to be inadequate to cover our actual losses, any changes in our estimates will be reflected in our results of operations during the period in which the changes are made, with increases in our loss reserves resulting in a charge to our earnings.

•	A downgrade in our A.M. Best rating would negatively affect our business. We believe that the A.M. Best rating of “A-” (Excellent) of our insurance subsidiary has a significant influence on our business and that many brokers and customers would not place business with us if we experience a downgrade in our rating. As a result, a downgrade in our rating could cause a substantial reduction in the number of policies we write, which would have a material adverse effect on our results of operations and our financial position.

•	The concentration of our business in California, Alaska and Hawaii makes us susceptible to the economic conditions and risks from natural perils in those states. Our geographic concentration ties our performance to the business, economic and regulatory conditions in California, Hawaii and Alaska. Our business is concentrated in California (64.8% of direct premiums written for the year ended December 31, 2005), Alaska (12.0% of direct premiums written for the same period) and Hawaii (7.4% of direct premiums written for the same period). Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risks from natural perils that are greater than the risk associated with greater geographic diversification.

•	Our business is subject to extensive regulation. Our insurance business is subject to extensive regulation by the applicable federal and state agencies in the jurisdictions in which we operate. This extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we may wish to take to increase our profitability.

•	An inability to obtain or collect on our reinsurance protection could negatively affect our business. We buy reinsurance protection to protect us from the impact of large losses. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Higher reinsurance costs, more restrictive terms or decreased availability of reinsurance could materially adversely affect our business, financial condition and results of operations.
Customers
      We currently provide workers’ compensation insurance to the following types of customers:

•	Maritime employers with complex coverage needs over land, shore and navigable waters. This involves underwriting liability exposures subject to various state and federal statutes and applicable maritime common law. Our customers in this market are engaged primarily in ship building and repair, pier and marine construction and stevedoring.

•	Employers, particularly in the construction industry in California, who are party to collectively bargained workers’ compensation agreements that provide for settlement of claims out of court in a negotiated process.

•	Employers who are obligated to pay insurance benefits specifically under state workers’ compensation laws. We primarily target employers in states that we believe are underserved, such as the construction market in California, Arizona and Illinois, and the states of Hawaii and Alaska.

Maritime Customers
      Providing workers’ compensation insurance to maritime customers with multi-jurisdictional liability exposures was the core of the business of Eagle Pacific Insurance Company, which began writing specialty workers’ compensation insurance almost 20 years ago, and remains a key component of our business today. We are authorized by the U.S. Department of Labor to write maritime coverage under the USL&H Act in all federal districts, and believe, based on the experience of our management team, that we are one of the most capable underwriters in this niche in the United States. The USL&H Act is a federal law that allows for compensation to “longshoremen” employees if an injury or death occurs upon navigable waters in the United States, including any adjoining pier, wharf, dry dock, terminal, building-way, marine railway or other adjoining area customarily used by an employer in loading, unloading, repairing, dismantling or building a vessel. We also write maritime employers’ liability coverage under the Jones Act. The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with a remedy against their employer for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.
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
      In the year ended December 31, 2005, we received approximately $30.6 million, or 16.1%, of our direct premiums written from our maritime customers. We define a maritime customer as a customer whose total workers’ compensation exposure consists of at least 10% of maritime exposure. When we use the term maritime exposure in this annual report, we refer to exposure under the USL&H Act, the Jones Act or both. Not all of the gross premiums written from our maritime customers are for maritime exposures. For the year ended December 31, 2005, approximately 70.7% of our direct premiums written for maritime customers were for maritime exposures. Our experience writing maritime coverage attracts maritime customers for whom we can also write state act and ADR coverage. In 2005, we hired a senior-level manager experienced in this customer segment to focus solely on developing maritime business opportunities.

Employers Party to Collectively Bargained Workers’ Compensation Agreements
      We also provide workers’ compensation coverage for employers, particularly in the construction industry in California, that are party to collectively bargained workers’ compensation agreements with trade unions, also known as ADR programs. These programs use informal arbitration instead of litigation to resolve disputes out of court in a negotiated process. ADR insurance programs in California were made possible by legislation passed in 1993 and expanded by legislation passed in 2003. In 2003, these ADR programs became available to all unionized employees in California, where previously they were available only to unionized employees in the construction industry. We are recognized by fourteen union programs as authorized to provide coverage for employers that are party to collectively bargained workers’ compensation agreements with trade unions. We are aware of nine states in addition to California that have enabling legislation allowing for the creation of ADR insurance programs.
      The primary objectives of an ADR program are to reduce litigation costs, improve the quality of medical care, improve the delivery of benefits, promote safety and increase the productivity of union workers by reducing workers’ compensation costs. The ADR process is generally handled by an ombudsman, who is typically experienced in the workers’ compensation system. The ombudsman gathers the facts and evidence in a dispute and attempts to use his or her experience to resolve the dispute among the employer, employee and insurance carrier. If the ombudsman is unable to resolve the dispute, the case goes to mediation or arbitration.
      ADR programs have had many positive effects on the California workers’ compensation process. For example, a 2004 study conducted by the California Workers’ Compensation Institute revealed that attorney involvement decreased by 72% for claims handled under ADR programs as opposed to claims handled under California’s statutory workers’ compensation system. In addition, our own California studies have revealed that after adjusting for the mix in claim type, our ADR claims had a 25.6% lower average cost per claim than our non-ADR claims. We are one of the few insurance companies that offers this product in the markets that we serve.
      In the year ended December 31, 2005, we received approximately $53.5 million, or 28.1%, of our direct premiums written from customers who participate in ADR programs. We define an ADR customer as any customer who pays us a premium for providing the customer with insurance coverage in connection with an ADR program. Not all of the gross premiums written from our ADR customers are for ADR exposures. Our experience writing ADR coverage attracts ADR customers for whom we can also write state act and maritime coverage. For the year ended December 31, 2005, approximately 78.5% of our direct premiums written for ADR customers were for ADR exposures. We believe we are a leading provider of the ADR product. As awareness of this product by unions and employers increases over time, we expect to have substantial opportunities for growth in states that have passed enabling legislation.

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
      In the year ended December 31, 2005, we received approximately $106.5 million, or 55.9%, of our direct premiums written from state act customers. We define a state act customer as a customer whose state act exposure arises only under state workers’ compensation laws and who is not a maritime customer or an ADR customer.

Customer Concentration
      As of December 31, 2005, our largest customer had annual direct premiums written of approximately $4.4 million, or 2.1% of our total gross premiums written. We are not dependent on any single customer which would have a material adverse effect on our business if we lost the customer. As of December 31, 2005, we had in-force premiums of $181.9 million. In-force premiums refers to our current annual gross premiums written for all customers that have active or unexpired policies, excluding premiums received from the Washington USL&H Assigned Risk Plan, and represents premiums from our total customer base. Our three largest customers have annual gross premiums written of $11.0 million, or 6.0% of our total in-force premiums as of December 31, 2005. We do not expect the size of our largest customers to increase significantly over time. Accordingly, as we grow in the future, we believe our largest customers will account for a decreasing percentage of our total gross premiums written.
Distribution
      We distribute our products primarily by identifying independent brokers with well-established maritime or construction expertise. We currently have a network of approximately 111 insurance brokers. For the year ended December 31, 2005, no broker, excluding PointSure, accounted for more than 5.8% of our direct premiums written. We do not employ sales representatives or use third-party managing general agents. The licensed insurance brokers with whom we contract are compensated by a commission set as a percentage of premiums. Our standard broker agreement does not contain a commission schedule because all commissions are specifically negotiated as part of our underwriting process. Our ratio of commissions to net premiums earned for the year ended December 31, 2005 was 6.2%, excluding business assumed from the NCCI residual market pool. For the year ended December 31, 2005, the accounts for 36 of our customers were written with no commissions, constituting 8.0% of our direct premiums written for that period. The brokers do not have authority to underwrite or bind coverage on our behalf, and they are contractually bound by our broker agreement.
      We also distribute our products through PointSure, our licensed in-house wholesale insurance broker and third-party administrator. PointSure is a wholly-owned subsidiary of SeaBright. PointSure has approximately 390 sub-producer agreements as of December 31, 2005. PointSure is authorized to act as an insurance broker under corporate licenses or licenses held by one of its officers in 48 states and the District of Columbia. In addition to enhancing distribution for SeaBright Insurance Company, PointSure provides SeaBright with a cost-effective source of business. It provides the flexibility needed to avoid the costly and time consuming process of appointing brokers directly in both existing and new territories. For the year ended December 31, 2005, excluding premiums for the Washington USL&H Assigned Risk Plan,

PointSure’s direct premiums written with SeaBright Insurance Company were $47.3 million compared to $27.8 million for the year ended December 31, 2004.
      PointSure acts in a variety of capacities for SeaBright Insurance Company and for third parties. PointSure provides marketing, sales, distribution, and some policyholder services for SeaBright Insurance Company to brokers that are not directly appointed with SeaBright Insurance Company. PointSure also performs services for third parties unaffiliated with SeaBright. For example, PointSure acts as a third party administrator on a fee basis for self-insured employers and as a wholesale insurance broker for non-affiliated insurance companies. For these services provided, PointSure receives commissions from insurance carriers on policies placed through PointSure. Incentive commissions may also be received from non-affiliated carriers based on the achievement of certain premium growth, retention and profitability objectives. As of December 31, 2005, no incentive commissions were earned or received by PointSure.
      In addition to growing premium writings with SeaBright Insurance Company in 2005, PointSure expanded its portfolio of insurance products to accelerate income growth from sources other than SeaBright. The number of insurance companies it represents almost doubled from December 31, 2004. The new products that PointSure represents through the non-affiliated insurance companies are complementary to SeaBright, such as commercial package, commercial auto, ocean marine, and workers’ compensation insurance for risks falling outside SeaBright’s narrow risk appetite criteria due to premium size and/or classes of business. A core value proposition of PointSure is “one stop shopping” for retail brokers to efficiently procure multiple insurance policies for their clients that may not be available from insurance companies directly. For the year ended December 31, 2005, PointSure’s retained commission/fee income from sources other than SeaBright was $154,000, or 4.6% of total retained commission/fee income, compared to $61,000 for the year ended December 31, 2004.
      SeaBright Insurance Company and PointSure have entered into a five year agency services agreement effective October 1, 2003 pursuant to which PointSure provides insurance services with respect to the servicing of insurance policies written by SeaBright Insurance Company, including collection of premium services, endorsement services, cancellation services and marketing services. All services provided by PointSure under the agreement are subject to the ultimate review and control of the board of directors of SeaBright Insurance Company. Under the agreement, compensation for all services PointSure provides SeaBright Insurance Company currently and through the remaining term of the agreement are on a cost incurred basis. We received regulatory approvals for the agency services agreement from the Illinois Division of Insurance and the California Department of Insurance, effective retroactively to October 1, 2003.

      The following table provides the geographic distribution of our risks insured as represented by direct premiums written by product for the year ended December 31, 2005, excluding premiums written under the Washington Maritime Assigned Risk Plan and which are ceded 100% back to the plan.

	Direct Premiums Written

		Alternative
		Dispute			Percent of
State	Maritime	Resolution	State Act	Total	Total

	(Dollars in thousands)
Alabama	$115.7	$—	$55.5	$171.2	*
Alaska	1,475.1	—	21,464.8	22,939.9	12.0%
Arizona	(59.5)	—	1,393.9	1,334.4	*
Arkansas	—	—	1.0	1.0	*
California	4,047.2	41,854.7	77,659.8	123,561.7	64.8
Colorado	—	—	142.7	142.7	*
Florida	1,075.5	114.5	1,186.9	2,376.9	1.2
Georgia	—	—	11.0	11.0	*
Hawaii	1,073.4	—	12,951.4	14,024.8	7.4
Illinois	83.1	—	3,082.4	3,165.5	1.7
Indiana	—	—	1.7	1.7	*
Kentucky	—	—	4.6	4.6	*
Louisiana	2,513.4	—	1,233.0	3,746.4	2.0
Mississippi	145.5	—	16.7	162.2	*
Missouri	—	—	29.3	29.3	*
Montana	—	—	0.3	0.3	*
Nevada	—	—	1,225.9	1,225.9	*
New Jersey	530.1	—	587.0	1,117.1	*
New Mexico	—	—	124.0	124.0	*
Oklahoma	—	—	126.6	126.6	*
Oregon	1,000.9	—	179.4	1,180.3	*
Pennsylvania	4,039.3	—	300.5	4,339.8	2.3
South Carolina	—	—	58.2	58.2	*
Texas	720.1	—	4,808.2	5,528.3	2.9
Utah	—	—	716.7	716.7	*
Virginia	0.4	—	1.6	2.0	*
Washington	4,470.5	—	—	4,470.5	2.3

Total Direct Premiums Written	$21,230.7	$41,969.2	$127,363.1	$190,563.0

Percent of Total	11.1%	22.0%	66.9%	100.0%

*	Represents less than 1% of total.
Underwriting
      We underwrite business on a guaranteed-cost basis and we also underwrite loss sensitive plans that make use of retrospective-rating plans and deductible plans. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although the premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated term payroll at the time the policy is issued and the final audited payroll of the customer after the policy expires. Loss sensitive plans, on the other hand, provide for a variable premium rate for the policy term. The variable premium is based on the customer’s actual loss experience for claims occurring during the policy period, subject to a minimum and maximum premium. The final premium for the policy may not be known for five to seven years after the expiration of the policy, because the premium is recalculated at 12-month intervals following the expiration of the policy to reflect development on reported claims. Our loss sensitive plans allow our customers to choose to actively manage their insurance premium costs by sharing risk with us. For the year ended December 31, 2005, approximately 68.4% of our direct premiums written came from customers on guaranteed cost plans, with the remaining 31.6% of our direct premiums written coming from customers on loss sensitive plans.
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
      The underwriting of each piece of business begins with the selection process. All of our underwriting submissions are initially sent to the local underwriting office based on the location of the producer. A submission is an application for insurance coverage by a broker on behalf of a prospective policyholder. Our underwriting professionals screen each submission to ensure that the potential customer is a maritime employer, an employer involved in an ADR program, or another employer governed by a state workers’ compensation act with a record of successfully controlling higher hazard workers’ compensation exposures. The submission generally must meet a minimum premium size of $75,000, higher for some classes of business, and must not involve prohibited operations. We deem diving, ship breaking, employee leasing and asbestos and lead abatement to be prohibited operations that we generally do not insure. Once a submission passes the initial clearance hurdle, members of our loss control and underwriting departments jointly determine whether to ultimately accept the account. If our underwriting department preliminarily determines to accept the account, our loss control department conducts a prospect survey. We require a positive loss control survey before any piece of new business is bound, unless otherwise approved by our underwriting department management. Our loss control consultants independently verify the information contained in the submission and meet with our underwriters to confirm the decision to accept the account.
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
      Our underwriting department is managed by experienced underwriters who specialize in maritime and construction exposures. We have underwriting offices in Seattle, Washington; Orange, California; Anchorage, Alaska; Houston, Texas; San Francisco, California; Tampa, Florida and Chicago, Illinois. As of December 31, 2005, we had a total of 39 employees in our underwriting department, consisting of 23 underwriting professionals and 16 support-level staff members. The average length of underwriting experience of our current underwriting professionals exceeds 16 years. We use audits and “authority letters” to help ensure the quality of our underwriting decisions. Our authority letters set forth the underwriting authority for each individual underwriting staff member based on their level of experience and demonstrated knowledge of the product and market. We also maintain a table of underwriting authority controls in our custom-built quote and issue system that is designed to prevent the release of quotes that are outside an underwriter’s authority. These controls compare the underwriter’s authority for premium size, commission level, pricing deviation, plan design and coverage jurisdiction to the terms that are being proposed for the specific policyholder. This system prevents the release of final insurance proposals that are outside an underwriter’s authority without appropriate review and confirmation from our senior underwriting personnel, allowing our senior underwriting personnel to mentor and manage the individual performance of our underwriters and to monitor the selection of new accounts.
Loss Control
      We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Our loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to effectively support the promotion of a safe workplace. Our loss control staff has extensive experience developed from years of servicing the maritime and construction industries. Our loss control staff consists of 13 employees as of December 31, 2005, averaging 17 years of experience in the industry. We believe that this experience benefits us by allowing us to serve our customers more efficiently and effectively. Specifically, our loss control staff grades each prospective customer’s safety program elements and key loss control measures, supported with explanations in an internal report to the appropriate underwriter. Our loss control staff prepares risk improvement recommendations as applicable and provides a loss control opinion of risk with supporting comments. Our loss control staff also prepares a customized loss control service plan for each policyholder based upon identified servicing needs.
      Our loss control staff works closely with Marc B. Miller, M.D., our chief medical officer, to assist our customers in developing tailored medical cost management strategies. We believe that by analyzing our loss data, our medical management needs and the current legal and regulatory environment, our chief medical officer helps us reduce our payments for medical costs and improve the delivery of medical care to our policyholders’ employees.
      Our loss control staff conducts large loss investigation visits on site for traumatic or fatal incidents whenever possible. Our loss control staff also conducts a comprehensive re-evaluation visit prior to the expiration of a policy term to assist the underwriter in making decisions on coverage renewal.
      We have loss control staff located in Seattle, Washington; Orange, California; Houston, Texas; Chicago, Illinois, Tampa, Florida; Anchorage, Alaska; San Francisco, California; and Honolulu, Hawaii. A network of well-vetted independent consultants provides supplemental loss control service support in Alaska, California and Pennsylvania.
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
      We also own a customized pricing model developed completely in-house that we use to calculate insurance terms for our loss sensitive plans. This program uses industry-published excess loss factors and tables of insurance charges, as well as company-specific expenses, to calculate the appropriate pricing terms. As discussed above under the heading “Underwriting,” our loss sensitive plans align our interests with our customers’ interests by providing our customers with the opportunity to pay a premium that would otherwise be higher than under a guaranteed cost plan if they are able to keep their losses below an expected level. The premiums for our retrospective rating loss sensitive plans are reflective of the customer’s loss experience because, beginning six months after the expiration of the relevant insurance policy, and annually thereafter, we recalculate the premium payable during the policy term based on the current value of the known losses that occurred during the policy term. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit to mitigate credit risk associated with our loss sensitive plans.
      We monitor the overall price adequacy of all new and renewal policies using a weekly price monitoring report. For 2001, 2002 and the nine months ended September 30, 2003, the Eagle entities achieved renewal rate increases of 12.6%, 13.8% and 16.5%, respectively. For the three months ended December 31, 2003, SeaBright achieved renewal rate increases of 12.0%. For the year ended December 31, 2004, our rates upon renewal were down approximately 2.9%. The reduction in rates for 2004 was driven by our California business. Rates in California were decreased in 2004 to reflect the projected reduction in loss costs due to recently-enacted legislative reform bills (A.B. 227/ S.B. 228). For the year ended December 31, 2005, our rates upon renewal decreased by 11.5%. The decrease in 2005 reflects the continued claim savings associated with reforms from A.B. 227, S.B. 228 and S.B. 899.
Claims
      We believe we are particularly well qualified to handle multi-jurisdictional workers’ compensation claims. Our claims operation is organized around our unique product mix and customer needs. We believe that we can achieve quality claims outcomes because of our niche market focus, our local market knowledge and our superior claims handling practices. We have claims staff located in Seattle, Washington; Orange, California; Anchorage, Alaska; Honolulu, Hawaii; Houston, Texas; Tampa, Florida and Chicago, Illinois. We also maintain resident claim examiners in San Diego, California, South Carolina and Western Washington to better serve our client base.
      Our maritime claims are handled in our Seattle, Washington office. Upon completion of a thorough investigation, our maritime claims staff is able to promptly determine the appropriate jurisdiction for the claim and initiate benefit payments to the injured worker. We believe our ability to handle both USL&H Act and Jones Act claims in one integrated process results in reduced legal costs for our customers and improved benefit delivery to injured workers.
      Claims for our California ADR product are handled in our Orange, California office. Claims for our Florida ADR product will be handled in our Tampa, Florida office. By centralizing these claims in key regional locations, we have developed tailored claim handling processes, systems and procedures. We believe this claims centralization also results in enhanced focus and improved claims execution.
      Claims for our state act products are handled in our regional claims offices located in Anchorage, Alaska; Honolulu, Hawaii; Orange, California; Houston, Texas; Chicago, Illinois and Tampa, Florida. We believe in maintaining a local market presence for our claims handling process. Our regional claims staff has developed a thorough knowledge of the local medical and legal community, enabling them to make more informed claims handling decisions.
      We seek to maintain an effective claims management strategy through the application of sound claims handling practices. We are devoted to maintaining a quality, professional staff with a high level of technical proficiency. We practice a team approach to claims management, seeking to distribute each claim to the most appropriate level of technical expertise in order to obtain the best possible outcome. Our claims examiners are supported by claims assistants, at a ratio of approximately one claims assistant for every two claims examiners. Claims assistants perform a variety of routine tasks to assist our claims examiners. This support enables our claims examiners to focus on the more complex tasks associated with our unique products, including analyzing jurisdictional issues; investigating, negotiating and settling claims; considering causal connection issues; and managing the medical, disability, litigation and benefit delivery aspects of the claims process. We believe that it is critical for our claims professionals to have regular customer contact, to develop relationships with owners and risk management personnel of the employer and to be familiar with the activities of the employer.

      Having a highly-experienced claims staff with manageable work loads is an integral part of our business model. Our claims staff is experienced in the markets in which we compete. As of December 31, 2005, we had a total of 44 employees in our claims department, including 28 claims managers, examiners and representatives and 16 support-level staff members. Our claims managers and examiners average 21 years of experience in the insurance industry and over 18 years of experience with workers’ compensation coverage. In addition, our in-house claims examiners maintain manageable work loads so they can more fully investigate individual claims, with each claims examiner handling, on average, 104 cases at one time, as of December 31, 2005. Our target case load per claims examiner is 125, and consequently we currently have capacity to handle additional claim volume without making additions to our claims staff.
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
      We have a modern electronic claims management system that we believe enables us to provide prompt, responsive service to our customers. We offer a variety of claim reporting options, including telephone, facsimile, e-mail and online reporting from our website. This information flows into Compass, our automated claims management system.
      In those states where we do not have claims staff, we have made arrangements with local third party administrators to handle state act claims only. As of December 31, 2005, approximately 96.5% of our total claims were being handled in-house as opposed to being handled by third-party administrators. To help ensure the appropriate level of claims expertise, we allow only our own claims personnel to handle maritime claims, regardless of where the claim occurs.
      Broadspire Services, a third-party claims administrator, services a small book of claims for us which we acquired in the Acquisition. As of December 31, 2005, there were 156 open claims in the book of claims being serviced by Broadspire Services, compared to 257 open claims at December 31, 2004.
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
      Our unpaid losses consist of case amounts, which are for reported claims, and amounts for claims that have been incurred but have not yet been reported (sometimes referred to as IBNR) as well as adjustments to case amounts for ultimate expected losses. The amount of unpaid loss for reported claims is based primarily upon a claim-by-claim evaluation of coverage, liability or injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts for unreported claims and unpaid loss adjustment expenses are determined using historical information as adjusted to current conditions. Unpaid loss adjustment expense is intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. The amount of loss reserves is determined by us on the basis of industry information, historical loss information and anticipated future conditions. Because loss reserves are an estimate of the ultimate cost of settling claims, they are closely monitored by us on a quarterly basis. We have engaged an independent actuary for these quarterly reviews as well as to prepare a complete actuarial opinion at the end of each year concerning the reasonableness of loss reserves.

Reconciliation of Loss Reserves
      The table below shows the reconciliation of our loss reserves and the loss reserves of our predecessor on a gross and net basis for the periods indicated, reflecting changes in losses incurred and paid losses.

	Company
				Predecessor
			June 19, 2003
			(Inception)	Nine Months
	Year Ended December 31,		to	Ended
			December 31,	September 30,
	2005	2004	2003	2003

	(In thousands)
Balance, beginning of period	$68,228	$29,733	$—	$153,469
Balance acquired at October 1, 2003	—	—	25,891	—
Less reinsurance recoverables:
From LMC	—	—	—	(100,670)
From unaffiliated reinsurers	(12,582)	(11,238)	(9,938)	(34,233)

Total recoverables	(12,582)	(11,238)	(9,938)	(134,903)

Net balance, beginning of year	55,646	18,495	15,953	18,566

Incurred related to:
Current year	108,424	53,594	3,024	26,895
Prior years	(2,142)	451	2,468	(1,500)
Receivable under adverse development cover	(499)	(385)	(2,468)	—

Total incurred	105,783	53,660	3,024	25,395

Paid related to:
Current year	(18,698)	(11,401)	(1,061)	(4,283)
Prior years	(14,764)	(5,493)	(1,889)	(3,706)

Total paid	(33,462)	(16,894)	(2,950)	(7,989)
Receivable under adverse development cover	499	385	2,468	—

Net balance, end of year	128,466	55,646	18,495	35,972

Plus reinsurance recoverables:
From LMC	—	—	—	87,677
From unaffiliated reinsurers	13,745	12,582	11,238	37,889

Total recoverables	13,745	12,582	11,238	125,566

Balance, end of period	$142,211	$68,228	$29,733	$161,538

      Our practices for determining loss reserves are designed to set amounts that in the aggregate are adequate to pay all claims at their ultimate settlement value. Our loss reserves are not discounted for inflation or other factors.

      The columns labeled “Company” in the above table include the development of the KEIC loss reserves from September 30, 2003 (the date of the Acquisition) through December 31, 2005. See the discussion under the heading “Our History” in this Item 1. Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies and had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In an effort to minimize our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition, we entered into various protective arrangements in connection with the Acquisition, including the adverse development cover and the collateralized reinsurance trust. See “Our History — Arrangements to Minimize Exposure” in this Item 1. For a discussion of the development of KEIC’s loss reserves and related matters, see the discussion under the following heading “KEIC Loss Reserves.”

SeaBright Insurance Company Loss Reserves
      SeaBright Insurance Company began writing insurance policies on October 1, 2003 and has claim activity for accident years 2003, 2004 and 2005. Gross reserves for this business were established at December 31, 2003 for $2.1 million and totaled $46.0 million at December 31, 2004. As of December 31, 2005, the re-estimated gross liability for the December 31, 2003 reserves was $3.5 million. The $1.4 million adverse development is due to the small base of claims and losses assumed from the NCCI pool. As of December 31, 2005, the re-estimated gross liability for the December 31, 2004 reserves was $42.5 million. The $3.5 million favorable development is due to improvement in the accident year 2004 results.

KEIC Loss Reserves
      Shown below is the loss development related to KEIC policies written from 2000 through 2005. The last direct policy written by KEIC was effective in May 2002 and expired in May 2003. KEIC has claim activity in accident years 2000, 2001, 2002 and 2003. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2001 it was estimated that $14.5 million would be sufficient to settle all claims not already settled that had occurred prior to December 31, 2001, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, by December 31, 2005 (four years later) $10.3 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2001. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated.
      The “cumulative redundancy/(deficiency)” represents, as of December 31, 2005, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

Analysis of KEIC Loss Reserve Development

	Year Ended December 31,

	2000	2001	2002	2003	2004	2005

	(In thousands)
Gross liability as originally estimated:	$3,258	$14,458	$30,748	$27,677	$22,248	$17,497
Gross cumulative payments as of:
One year later	723	7,525	(4,130)	6,815	4,822
Two years later	2,070	4,443	2,283	11,637
Three years later	1,438	8,107	6,884
Four years later	1,792	10,312
Five years later	2,304
Gross liability re-estimated as of:
One year later	3,013	19,562	23,374	29,063	22,319
Two years later	3,426	17,523	23,321	29,134
Three years later	3,329	18,138	23,739
Four years later	3,235	19,068
Five years later	3,394
Cumulative redundancy/(deficiency):	(136)	(4,610)	7,009	(1,457)	(71)
      Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies. As of September 30, 2003, the acquired book of business related to KEIC had gross reserves of $25.9 million and net reserves of $16.0 million. The September 30, 2003 gross and net liabilities re-estimated as of December 31, 2005 are $31.7 million and $19.3 million, respectively. The adverse development on gross reserves of $5.8 million and net reserves of $3.4 million has been recorded subsequent to September 30, 2003. The adverse development on the net reserves is subject to the adverse development cover. See the discussion under the heading “Our History — Arrangements to Minimize Exposure” in this Item 1.
      The acquired book of business related to KEIC had gross reserves of $17.1 million as of December 31, 2005. These reserves represent a potential liability to us if the protective arrangements that we have established prove to be inadequate. Our initial source of protection is our external reinsurance, which is described under the heading “Reinsurance” in this Item 1. The total reserves net of external reinsurance at December 31, 2005 were $8.8 million. The ceded reserves of $8.3 million as of December 31, 2005 are subject to collection from our external reinsurers. To the extent we are not able to collect on our reinsurance recoverables, these liabilities become our responsibility. See the discussion under the heading “Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A.
      The net reserves as of December 31, 2005 of $8.8 million are subject to the various protective arrangements that we entered into in connection with the Acquisition. These protective arrangements were established specifically for the purpose of minimizing our exposure to past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations in the event that LMC was subsequently placed into receivership or was otherwise unwilling or unable to satisfy its obligations to us. The protective arrangements we established include a commutation agreement, an adverse development cover, a collateralized reinsurance trust and a $4.0 million escrow, the balance of which was approximately $221,000 at December 31, 2005. These protective arrangements are described in detail under the heading “Our History — Arrangements to Minimize Exposure” in this Item 1.

      Due to the distressed financial condition of LMC and its affiliates, LMC is no longer writing new business and is now operating under a three-year run off plan which has been approved by the Illinois Division of Insurance. If LMC is placed into receivership, various of the protective arrangements, including the adverse development cover, the collateralized reinsurance trust and the commutation agreement, could be adversely affected. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Division of Insurance would have control of the assets of LMC. In addition, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover the $13.0 million payment made by LMC to us under the commutation agreement or the funds deposited by LMC into the collateralized reinsurance trust under applicable voidable preference or fraudulent transfer laws. See “Risks Related to Our Business — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in Item 1A.
      If LMC is placed into receivership in the near future, we will be responsible for the amount of any adverse development of KEIC’s loss reserves in excess of the collateral that is currently available to us, including the $4.9 million on deposit as of December 31, 2005 under the collateralized reinsurance trust and the approximately $221,000 in escrow. For example, if LMC is placed into receivership at a time when the amount on deposit in the collateralized reinsurance trust is deficient by $1.0 million, then the amount of adverse development that is not absorbed by the $4.9 million currently on deposit under the collateralized reinsurance trust will have to be taken from the approximately $221,000 in escrow, to the extent that such funds are still available. If there is adverse development on KEIC’s loss reserves subsequent to the depletion of the escrow balance and LMC is placed into receivership before addressing a deficiency in the collateralized reinsurance trust in accordance with the terms of the adverse development cover, we would have to absorb the amount of adverse development which exceeds the amount on deposit in the collateralized reinsurance trust. Because the $13.0 million that we received under the commutation agreement was not discounted for present value at the time of payment, the earnings on these funds, if any, will help us to absorb any adverse development on KEIC’s loss reserves in excess of amounts on deposit under the collateralized reinsurance trust and in escrow. We believe that there are several factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver, but if a receiver is successful under applicable voidable preference and fraudulent transfer laws in recovering from us the collateral that we received in connection with the Acquisition, those funds would not be available to us to offset any adverse development in KEIC’s loss reserves. See “Our History — Issues Relating to a Potential LMC Receivership” in this Item 1.

Predecessor Loss Development
      Shown below is the loss development for business written by our predecessor each year from 1993 through September 30, 2003. Because SeaBright was formed in September 2003, as described under the heading “Our History” in this Item 1, and because the table below shows the loss development only for business written by our predecessor, the primary significance of the table is to show how our senior management handled the loss reserves of our predecessor from the time that it took control of our predecessor’s book of business at the end of 1998. The table portrays the changes in our predecessor’s loss reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on a GAAP basis. The loss development table does not reflect the loss development for business written by KEIC prior to the Acquisition.
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
Analysis of Predecessor Loss Reserve Development

	Year Ended December 31,

	1993	1994	1995	1996	1997	1998	1999		2000		2001		2002		2003

	($ In thousands)
Gross liability as originally estimated:	$123,092	$119,691	$112,807	$117,003	$114,152	$145,047	$207,817		$186,343		$166,342		$153,469		$161,538	*
Gross cumulative payments as of:
One year later	35,986	34,888	33,840	37,467	39,512	50,515	50,709		40,648		44,519		34,939	*
Two years later	59,056	58,286	55,451	61,950	69,571	84,365	76,690		69,669		67,064	*
Three years later	74,399	72,649	69,410	82,333	90,525	99,472	96,059		83,654	*
Four years later	83,236	82,235	82,921	97,998	99,040	112,292	106,814	*
Five years later	90,395	92,832	89,725	103,677	107,732	119,476 *
Six years later	97,700	98,052	93,948	110,821	112,248 *
Seven years later	101,463	101,036	98,178	114,740 *
Eight years later	104,142	103,938	101,470 *
Nine years later	106,745	106,485 *
Ten years later	108,979 *
Gross liability re- estimated as of:
One year later	126,076	121,746	115,477	118,750	133,688	190,595	194,563		168,320		146,898		152,178	*
Two years later	126,740	122,909	113,360	129,091	158,966	186,101	173,470		145,451		145,808	*
Three years later	125,052	118,947	119,234	151,412	161,078	171,872	155,115		142,226	*
Four years later	120,263	123,969	131,861	151,814	154,907	159,383	152,180	*
Five years later	124,929	132,899	132,133	149,471	146,790	156,395 *
Six years later	131,560	134,222	131,072	147,749	143,744 *
Seven years later	134,369	133,195	128,946	145,273 *
Eight years later	133,444	129,843	126,912 *
Nine years later	131,118	128,431 *
Ten years later	130,242 *
Cumulative redundancy/(deficiency) *:	(7,150)	(8,740)	(14,105)	(28,270)	(29,592)	(11,348)	55,637		44,117		20,534		1,291
% redundancy/(deficiency) reported as of:
One year later	(2)	(2)	(2)	(1)	(17)	(31)	6		10		12		1
Two years later	(3)	(3)	(0)	(10)	(39)	(28)	17		22		12
Three years later	(2)	1	(6)	(29)	(41)	(18)	25		24
Four years later	2	(4)	(17)	(30)	(36)	(10)	27
Five years later	(1)	(11)	(17)	(28)	(29)	(8)
Six years later	(7)	(12)	(16)	(26)	(26)
Seven years later	(9)	(11)	(14)	(24)
Eight years later	(8)	(8)	(13)
Nine years later	(7)	(7)
Ten years later	(6)

*	As of September 30, 2003
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
Investments
      We derive investment income from our invested assets. We invest our statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2005, the amortized cost of our investment portfolio was $263.1 million and the fair value of the portfolio was $261.1 million.
      The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on the fair value of each category of invested assets as of December 31, 2005.

		Percent of
Category	Fair Value	Total	Yield

	(In thousands)
Fixed income securities:
U.S. Treasury securities	$16,230	6.2%	4.0%
Government sponsored agency securities	11,040	4.2	4.4
Corporate securities	28,717	11.0	4.5
Tax-exempt municipal securities	153,617	58.8	5.5
Mortgage pass-through securities	35,583	13.6	5.0
Collateralized mortgage obligations	3,580	1.4	4.2
Asset-backed securities	9,282	3.6	4.5

Total fixed income securities	258,049	98.8	5.1
Equity securities	3,054	1.2

Total investment securities available-for-sale	$261,103	100.0%

      Equity securities consist of investments in a high-yield municipal bond mutual fund. The Company had no direct investments in equity securities at December 31, 2005 or 2004. The average credit rating for our fixed maturity portfolio, using ratings assigned by Standard and Poor’s, was AA+ at December 31, 2005. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2005, as a percentage of total fair value.

Percentage of
Total Fair
Rating	Value

“AAA”	79.2%
“AA”	9.6
“A”	8.3
“BBB”	2.9

Total	100.0%

      The following table shows the composition of our fixed income securities by remaining time to maturity at December 31, 2005. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions.

		Percentage of
		Total Fair
Remaining Time to Maturity	Fair Value	Value

	($ In thousands)
Due in one year or less	$4,666	1.8%
Due after one year through five years	44,469	17.2
Due after five years through ten years	138,032	53.5
Due after ten years	22,437	8.7
Securities not due at a single maturity date	48,445	18.8

Total investment securities available-for-sale	$258,049	100.0%

      Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment grade fixed income securities. Prior to March 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In February 2005, our investment policy was revised to allow for the investment of up to 5% of our investment portfolio in foreign fixed income securities. Prior to January 2005, our investment portfolio was managed exclusively by Prime Advisors, Inc., a registered investment advisory firm focused exclusively on managing investment grade fixed income securities for insurance companies. In January 2005, we engaged the registered investment advisory firm of Goldman, Sachs & Co. to manage approximately $74.8 million of proceeds from the initial public offering of our common stock. We pay Prime Advisors and Goldman, Sachs a variable fee based on assets under management. Our board of directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.
      We regularly review our portfolio for declines in value. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income (loss) on our consolidated statement of changes in stockholders’ equity and comprehensive income (loss) and in accumulated other comprehensive income (loss) on our consolidated balance sheet. If the decline is deemed “other than temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statement of operations. As of December 31, 2005, we had an unrealized loss of $1.9 million on our invested assets. There were no other-than-temporary declines in the fair value of our securities at December 31, 2005.
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
      Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies.

Our Excess of Loss Reinsurance Treaty Program
      Excess of loss reinsurance is reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the upper limit of the program reverts to the ceding company, or the company seeking reinsurance. The ceding company also bears the credit risk of a reinsurer’s insolvency. We entered into a new workers’ compensation and employers’ liability excess of loss reinsurance treaty program effective October 1, 2005, whereby our reinsurers are liable for the ultimate net losses in excess of $500,000 for the business we write, up to a $50.0 million limit and subject to additional exclusions and limits, including those described below. We have reduced the maximum amount recoverable under this new program to $50.0 million from the $100.0 million maximum amount recoverable under the program that expired October 1, 2005 primarily as a result of a reevaluation of our probable maximum loss from catastrophic events. The agreements for the current reinsurance program expire on October 1, 2006, at which time we expect to renew the program. We have the right to terminate the reinsurers’ shares in the program under various circumstances including a downgrade in a reinsurer’s A.M. Best rating below “A-”. The program provides coverage in several layers.
      We retain losses of $500,000 for each loss occurrence. The first reinsurance layer affords 50% coverage up to $500,000 for each loss occurrence in excess of $500,000 for each loss occurrence and applies to in force policies written or renewed through us and classified by us as workers’ compensation and employers’ liability business (including USL&H Act, Jones Act and Federal Employers’ Liability Act business) and maritime employers’ liability, subject to an annual aggregate deductible of $1.5 million. Under the first layer, our reinsurers will not be liable for losses with respect to intentional nuclear detonation, reaction, radiation or radioactive contamination or any intentional chemical or biological release or exposure in excess of $1.5 million in the aggregate. Under the first layer, we are required to pay our reinsurers a deposit premium of $2.3 million for the term of the agreement, to be paid in the amount of approximately $581,000 on the first day of each calendar quarter. Our reinsurers’ liability under the first layer will never exceed $500,000 in respect of any one loss occurrence and is further limited to $10.0 million in the aggregate during the term of the agreement by reason of any and all claims arising under the agreement. In order for coverage to attach under the first layer, we must report all losses to our reinsurers before October 1, 2016. This layer is placed 50% with outside reinsurers, and we retain the remaining 50% of this layer.
      The second layer affords coverage up to $4.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence and applies to in force policies written or renewed through us and classified by us as workers’ compensation and employers’ liability business (including USL&H Act, Jones Act and Federal Employers’ Liability Act business) and maritime employers’ liability, subject to an annual aggregate deductible of $2.0 million. The aggregate limit for all claims under the second layer is $16.0 million. In addition, under the second layer of reinsurance, there is a sub-limit of $4.0 million per loss, and $8.0 million for two or more losses caused by any act of terrorism, as defined in the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 (collectively referred to in this annual report as the “Terrorism Risk Act”), and a sub-limit of $4.0 million for losses caused by occupational disease or other disease or cumulative trauma. Under the second layer, our reinsurers will not be liable for losses with respect to intentional nuclear detonation, reaction, radiation, or radioactive contamination or any intentional chemical or biological release or exposure. Under the second layer, we are required to pay our reinsurers a deposit premium of $3.85 million for the term of the agreement, to be paid in the amount of $962,500 on the first day of each calendar quarter. In order for coverage to attach under the second layer, we must report all losses to our reinsurers before October 1, 2013.
      The third layer affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence and applies to in force policies written or renewed through us and classified by us as workers’ compensation and employers’ liability business (including USL&H Act, Jones Act and Federal Employers’ Liability Act business) and maritime employers’ liability, except when classified by us as ocean marine. The third layer has a sub-limit of $5.0 million for one or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Under the third layer, our reinsurers will not be liable for losses with respect to intentional nuclear detonation, reaction, radiation, or radioactive contamination or any intentional chemical or biological release or exposure. Under the third layer, we are required to pay our reinsurers a deposit premium of $1.98 million for the term of the agreement, to be paid in the amount of $495,000 on the first day of each calendar quarter. Our reinsurers’ liability under the third layer will never exceed $5.0 million in respect of any one loss occurrence and is further limited to $15.0 million during the term of the agreement by reason of any and all claims arising under the agreement. In order for coverage to attach under the third layer, we must report all losses to our reinsurers before October 1, 2013.
      The fourth layer in our excess of loss reinsurance treaty program affords coverage up to $40.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence and applies to in force policies written or renewed through us and classified by us as workers’ compensation and employers’ liability business (including USL&H Act, Jones Act and Federal Employers’ Liability Act business) and maritime employers’ liability, except when classified by us as ocean marine. The fourth layer is divided into two sub-layers. The first sub-layer affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence, subject to an aggregate limit of $20.0 million. Under the first sub-layer, we are required to pay our reinsurers a deposit premium of $1.35 million for the term of the agreement, to be paid in the amount of $337,500 on the first day of each calendar quarter. The second sub-layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence, subject to an aggregate limit of $60.0 million. Under the second sub-layer, we are required to pay our reinsurers a deposit premium of $1.68 million for the term of the agreement, to be paid in the amount of $420,000 on the first day of each calendar quarter. The fourth layer has sub-limits for losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Under the fourth layer, our reinsurers will not be liable for losses with respect to intentional nuclear detonation, reaction, radiation, or radioactive contamination or any intentional chemical or biological release or exposure. In addition, the fourth layer does not cover commercial airline flight exposures involving four or more flight crew at any one time or loss arising from major league sports teams. In order for coverage to attach under the fourth layer, we must report all losses to our reinsurers before October 1, 2013.

      The first, second and third excess of loss agreements have profit-sharing provisions requiring the reinsurers to make payments to SeaBright Insurance Company if the reinsurers experience favorable loss experience under these contracts.
      Under each layer of our reinsurance treaty program, we may terminate any reinsurer’s share under the applicable agreement at any time by giving written notice to the reinsurer in the event certain specified circumstances occur, including (1) if the reinsurer’s policyholders’ surplus at the inception of the agreement has been reduced by more than 25% of the amount of surplus 12 months prior to that date, (2) if the reinsurer’s A.M. Best rating is downgraded below “A-” and/or its Standard & Poor’s rating is downgraded below “BBB+” or (3) if the reinsurer voluntarily ceases assuming new and renewal property and casualty treaty reinsurance business. Each layer of our reinsurance treaty program includes various exclusions in addition to the specific exclusions described above, including an exclusion for war in specified circumstances and an exclusion for reinsurance assumed. Under each layer of our reinsurance treaty program, we are required to pay to our reinsurers the pro rata share of the amount, if any, by which any financial assistance paid to us under the Terrorism Risk Act for acts of terrorism occurring during any one program year, combined with our total private-sector reinsurance recoveries for those acts of terrorism, exceeds the amount of insured losses paid by us for those acts of terrorism.
      Our current excess of loss reinsurance treaties are placed with Allied World Assurance Company Ltd., rated “A+” by A.M. Best, Aspen Insurance UK Limited, rated “A” (Excellent) by A.M. Best, Endurance Specialty Insurance Ltd., rated “A-” (Excellent) by A.M. Best, Hannover Rueckversicherung AG, rated “A” (Excellent) by A.M. Best, syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best, Max Re Ltd., rated “A-” (Excellent) by A.M. Best, Odyssey America Reinsurance Corporation, rated “A” (Excellent) by A.M. Best and Partner Reinsurance Company of the U.S., rated “A+” (Excellent) by A.M. Best.
      The following is a summary of our top ten reinsurers, based on net amount recoverable, as of December 31, 2005.

			Net Amount
			Recoverable as of
	A.M. Best		December 31,
Reinsurer	Rating		2005

			(In thousands)
Hannover Rueckversicherung AG*	A		$4,572
Argonaut Insurance Company	A		2,708
Swiss Reinsurance Company	A	+	1,993
CORE Reinsurance (part of G.E. Reinsurance Corporation)	A		1,848
Scor Reinsurance Company	B	++	658
American Re-insurance Company	A		606
Alea Re-insurance Europe Limited — Rhine R (Aon)	B	++	404
ACE Property & Casualty Insurance Company	A	+	365
Berkley Regional Insurance Co.	A		206
Converium Reinsurance North America	B	-	124

Total			$13,484

*	Participant in current excess of loss reinsurance treaty program or individual risk reinsurance placements.

Reinsurance Arrangements Established in Connection with Past Transactions
      In addition to the reinsurance program described above, we have existing reinsurance arrangements which were established in connection with past transactions into which we have entered. In March 2002, KEIC sold the assets and business of its commercial compensation specialty operation to Argonaut

Insurance Company. In connection with the sale, KEIC entered into a reinsurance agreement effective March 31, 2002 with Argonaut pursuant to which KEIC ceded and Argonaut assumed a 100% quota share participation in the transferred insurance policies. Certain reinsurance-type arrangements, including the commutation agreement and the adverse development cover, were also established with LMC in connection with the Acquisition. See “Our History” in this Item 1.

Terrorism Reinsurance
      As extended, the Terrorism Risk Act is effective through December 31, 2007. The Terrorism Risk Act may provide us with reinsurance protection under certain circumstances and subject to certain limitations. The Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. The definition of terrorism for purposes of the Terrorism Risk Act excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. No federal compensation will be paid under the Terrorism Risk Act unless aggregate insured losses from the act for the entire insurance industry exceed certain threshold amounts ($5.0 million for terrorism losses occurring prior to April 1, 2006, $50.0 million for terrorism losses occurring from April 1, 2006 to December 31, 2006, and $100.0 million for terrorism losses occurring in 2007). Each insurance company is responsible for a deductible based on a percentage of the direct earned premiums of its affiliated group in the previous calendar year for commercial lines policies (except for certain excluded lines such as commercial auto) covering risks in the United States. This deductible amount is 17.5% of such premiums for losses occurring in 2006 and 20.0% of such premiums for losses occurring in 2007. For losses in excess of the deductible, the federal government will reimburse 90% of the insurer’s loss occurring in 2006 and 85% of the insurer’s loss occurring in 2007. As stated above, the second, third and fourth layers of our reinsurance program contain sublimits for losses caused by an act of terrorism, as defined in the Terrorism Risk Act, subject to certain absolute exclusions.
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
      While more than 300 insurance companies participate in the national workers’ compensation market, our competitors are relatively few in number because we operate in niche markets. Our primary competitors vary slightly based on the type of product and by region. We have a number of competitors that limit their writings on a geographic basis. For our maritime product, our primary competitors are American International Group (“AIG”), American Longshore Mutual Association and Signal Mutual Indemnity Association Ltd. (based in Bermuda) in all of our regions. Additional competitors by region are Alaska National Insurance Company and Liberty Northwest in our Western Region; Gray Insurance Group, Amerisafe and Louisiana Workers Compensation Company (“LWCC”) in our Southern Region; and St. Paul/ Travelers in our Midwestern Region. For our state act construction product, our primary competitors are AIG, Zurich and Liberty Mutual in all of our regions. Additional competitors by region are State Compensation Insurance Fund of California (“SCIF”), Arizona State Fund, St. Paul/ Travelers and Construction Program Group in our Western Region; Texas Mutual, LWCC and Amerisafe in our Southern Region; and Acuity Group, ACE and Amerisafe in our Midwestern Region. For our ADR product, our primary competitors are AIG, Zurich and SCIF. In Alaska, our primary competition is Alaska National Insurance Company and Liberty Northwest. In Hawaii, our primary competition is AIG, Hawaii Employers Mutual Insurance Company and First Insurance.

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
Ratings
      Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. We have been rated “A-” (Excellent) by A.M. Best since the completion of the Acquisition. An “A-” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.
Regulation

Holding Company Regulation
      As a member of an insurance holding company, SeaBright Insurance Company, our insurance company subsidiary, is subject to regulation by the states in which it is domiciled or transacts business. SeaBright Insurance Company is domiciled in Illinois and is considered to be commercially domiciled in California. An insurer is deemed “commercially domiciled” in California if, during the three preceding fiscal years, or a lesser period of time if the insurer has not been licensed in California for three years, the insurer has written an average of more gross premiums in California than it has written in its state of domicile, and such gross premiums written constitute 33% or more of its total gross premiums written in the United States for such period. Pursuant to the insurance holding company laws of Illinois and California, SeaBright Insurance Company is required to register with the Illinois Division of Insurance and the California Department of Insurance. In addition, SeaBright Insurance Company is required to periodically report certain financial, operational and management data to the Illinois Division of Insurance and the California Department of Insurance. All transactions within a holding company system affecting an insurer must have fair and reasonable terms, charges or fees for services performed must be reasonable, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases approval from, insurance regulators in Illinois and California is required prior to the consummation of certain affiliated and other transactions involving SeaBright Insurance Company.

Changes of Control
      In addition, the insurance holding company laws of Illinois and California require advance approval by the Illinois Division of Insurance and the California Department of Insurance of any change in control of SeaBright Insurance Company. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of SeaBright Insurance Company, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the Illinois Division of Insurance and the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction.
      These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of SeaBright, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of SeaBright might consider to be desirable.

State Insurance Regulation
      Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. SeaBright Insurance Company is primarily subject to regulation and supervision by the Illinois Division of Insurance and the California Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the power to grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and rates in some states; periodically examine an insurance company’s financial condition; determine the form and content of required financial statements; and periodically examine market conduct. For example in 2005, the Alaska Department of Community and Economic Development, Division of Insurance performed a limited scope market conduct examination of the underwriting in our Anchorage office and issued a draft report to which we responded July 15, 2005. To date, we have not received a final report from the Division. On October 18, 2005 we received a preliminary notice from the California Department of Insurance, Market Conduct Division informing us that we were due for a market conduct examination by the Field Rating & Underwriting Bureau. We have provided information in response to this initial notification and expect the examination to be scheduled within the next twelve months. In January 2006, the California Department of Industrial Relations, Division of Workers’ Compensation audited selected claims from our 2003 — 2005 claims logs. On February 21, 2006, we received the Division’s formal preliminary findings that we passed the audit with no administrative penalties assessed.
      Detailed annual and quarterly financial statements and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The financial statements and condition of SeaBright Insurance Company are subject to periodic examination by the Illinois Division of Insurance and the California Department of Insurance.
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
      As a condition of authorization effective August 25, 2005, the U.S. Department of Labor implemented new regulations requiring insurance carriers authorized to write insurance under the USL&H Act or any of its extensions to deposit security to secure compensation payment obligations. The Department of Labor determines the amount of this deposit annually by calculating the carrier’s USL&H and extension Act obligation by state and by the percentage of those obligations deemed unsecured by those states’ guaranty funds. SeaBright’s initial deposit obligation is approximately $506,000.

Privacy Regulations
      In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our financial condition or results of operations. A recent National Association of Insurance Commissioners, or NAIC, initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations consistent with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiary has established procedures to comply with the Gramm-Leach-Bliley related privacy requirements.

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
      On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 was enacted. In 2005, this law was extended and amended. The Terrorism Risk Act is designed to ensure the availability of insurance coverage for losses resulting from certain acts of terror in the United States of America. As extended, the law establishes a federal assistance program through the end of 2007 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. By law, SeaBright Insurance Company may not exclude coverage for terrorism losses from its workers’ compensation policies. Although SeaBright Insurance Company is protected by federally funded terrorism reinsurance to the extent provided for in the Terrorism Risk Act, there are limitations and restrictions on this protection, including a substantial deductible that must be met, which could have an adverse effect on our financial condition or results of operations. Potential future changes to the Terrorism Risk Act, including a decision by Congress not to extend it past December 31, 2007, could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.
      Collectively bargained workers’ compensation insurance programs in California were enabled by S.B. 983, the workers’ compensation reform bill passed in 1993, and greatly expanded by the passage of S.B. 228 in 2003. Among other things, this legislation amended the California Labor Code to include the specific requirements for the creation of an ADR program for the delivery of workers’ compensation benefits. The passage of S.B. 228 made these programs available to all unionized employees, where previously they were available only to unionized employees in the construction industry.
      Our workers’ compensation operations are subject to legislative and regulatory actions. In California, where we have our largest concentration of business, significant workers’ compensation legislation was enacted twice in recent years. Effective January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. Benefits were increased by an average of approximately 6% in 2003, approximately 7% in 2004 and will be increased by a further 2% in 2005. In September 2003 and April 2004, workers’ compensation legislation was enacted in California with the principal objective of reducing costs. The legislation contains provisions which primarily seek to reduce medical costs and does not directly impact indemnity payments to injured workers. The principal changes in the legislation that impact medical costs are as follows: 1) a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment; 2) a limitation on the number of chiropractor or physical therapy office visits; 3) the introduction of medical utilization guidelines; 4) a requirement for second opinions on certain spinal surgeries; and 5) a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician.

The National Association of Insurance Commissioners
      The NAIC is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (the “Model Laws”) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in certain of the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Illinois Division of Insurance and the California Department of Insurance have adopted these codified statutory accounting practices.
      Illinois and California have also adopted laws substantially similar to the NAIC’s “risk based capital” (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These RBC requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2005, the capital and surplus of SeaBright Insurance Company exceeded 200% of the Authorized Control Level of RBC.
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
      The 2005 IRIS results for SeaBright Insurance Company showed three results outside the “usual” ranges for such ratios, as such ranges are determined by the NAIC. These results were attributable to various factors. For example, one IRIS ratio measures a company’s “Change in Net Writings.” This IRIS ratio is not considered “usual” if a company’s net premiums written fluctuates upward or downward by 33% or more in any given year. Following the contribution of approximately $74.8 million to SeaBright Insurance Company’s surplus upon the completion of the initial public offering of our common stock in January 2005, our net premiums written for 2005 increased by more than 33% compared to the prior year. This increase in net premiums written caused our “Change in Net Writings” IRIS ratio for 2005 to fall outside of the “usual” range. Another IRIS ratio measures a company’s “Gross Change in Policyholders’ Surplus.” This IRIS ratio is not considered “usual” if a company’s surplus is reduced by more than 10% or increased by more than 50% in any given year. We expected the “Gross Change in Policyholders’ Surplus” IRIS ratio to increase by more than 50%, and therefore fall outside of the “usual range,” because of the $74.8 million capital contribution described above. Another IRIS ratio measures a company’s “Net Change in Adjusted Policyholders’ Surplus.” This IRIS ratio is not considered “usual” if a company’s net adjusted surplus is reduced by more than 10% or increased by more than 25% in any given year. We expected the “Net Change in Adjusted Policyholders’ Surplus” IRIS ratio to increase by more than 25%, and therefore fall outside of the “usual range,” as a result of SeaBright Insurance Company’s 2005 after tax statutory net income of $12.5 million. SeaBright Insurance Company’s statutory unassigned negative surplus totaled $2.5 million at December 31, 2004. At December 31, 2005, SeaBright Insurance Company had a positive statutory unassigned surplus of $12.9 million. The change in unassigned surplus in 2005 of $15.4 million, of which $12.5 million is from net income in 2005, represents a 28.3% increase over the December 31, 2004 statutory policyholders’ surplus of $54.5 million.

Dividend Limitations
      SeaBright Insurance Company’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Illinois and California. The insurance holding company laws in these states require that ordinary dividends be reported to the Illinois Division of Insurance and the California Department of Insurance prior to payment of the dividend and that extraordinary dividends be submitted for prior approval. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 10% of its statutory policyholders’ surplus as of the preceding year end or the net income of the company for the preceding year. Statutory policyholders’ surplus, as determined under statutory accounting principles, or SAP, is the amount remaining after all liabilities, including loss and loss adjustment expenses, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state insurance regulator to be recognized on the statutory balance sheet. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments will be permitted.

Statutory Accounting Practices
      Statutory accounting practices (“SAP”) are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus available for policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
      U.S. generally accepted accounting principles (“GAAP”) are concerned with a company’s solvency, but such principles are also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.
      Statutory accounting practices established by the NAIC and adopted, in part, by the Illinois and California regulators, determine, among other things, the amount of statutory surplus and statutory net income or loss of SeaBright Insurance Company and thus determine, in part, the amount of funds it has available to pay dividends to us.

Guaranty Fund Assessments
      In Illinois, California and in most of the states where SeaBright Insurance Company is licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets or policy surcharges.
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

PointSure
      The brokerage and third party administrator activities of PointSure are subject to licensing requirements and regulation under the laws of each of the jurisdictions in which it operates. PointSure is authorized to act as an insurance broker under firm or officer licenses in 48 states and the District of Columbia. PointSure’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. PointSure therefore devotes significant effort toward maintaining its licenses to ensure compliance with a diverse and complex regulatory structure.
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

Employees
      As of December 31, 2005, we had 152 full-time equivalent employees. We have employment agreements with some of our executive officers, which are described in the section captioned “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” contained in our proxy statement for the 2006 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We believe that our employee relations are good.
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
Note on Forward-Looking Statements
      Some of the statements in this Item 1, some of the statements in Item 1A, some of the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this annual report and statements elsewhere in this annual report, may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
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

Item 1A.	Risk Factors.
      You should carefully consider the risks described below, together with all of the other information included in this annual report. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “Note on Forward-Looking Statements” in Item 1.
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
      Our business is concentrated in California (approximately 64.8% of direct premiums written for the year ended December 31, 2005), Alaska (approximately 12.0% of direct premiums written for the same period) and Hawaii (approximately 7.4% of direct premiums written for the same period). Accordingly, unfavorable business, economic or regulatory conditions in those states could negatively impact our business. For example, California, Hawaii and Alaska are states that are susceptible to severe natural perils, such as tsunamis, earthquakes and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in those states. Although geographic concentration has not adversely affected our business in the past, we may in the future be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. This concentration of our business could have a material adverse effect on our financial condition or results of operations.

If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected.
      We buy reinsurance coverage to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. We currently participate in a workers’ compensation and employers’ liability excess of loss reinsurance treaty program covering all of the business that we write pursuant to which our reinsurers are liable for varying percentages of the ultimate net losses in excess of $500,000 for the business we write, up to a $50.0 million limit, subject to certain exclusions and limitations. The treaty program provides coverage in several layers. See the discussion under the heading “Reinsurance” in Item 1. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. For example, the second layer of our current excess of loss reinsurance treaty program provides a sub-limit on our reinsurers’ maximum liability in the amount of $4.0 million for losses arising out of, or caused by, occupational disease or other disease or cumulative trauma, and the second, third and fourth layers of our reinsurance program provide sub-limits for losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Because of these sub-limits and exclusions, which are common in the wake of the events of September 11, 2001, we have significantly greater exposure to losses resulting from acts of terrorism. The incurrence of higher reinsurance costs and more restrictive terms could materially adversely affect our business, financial condition and results of operations.
      The agreements for our current workers’ compensation excess of loss reinsurance treaty program expire on October 1, 2006. Although we currently expect to renew the program upon its expiration, any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. We have not experienced difficulty in qualifying for or obtaining sufficient reinsurance to appropriately cover our risks in the past. We currently have 13 reinsurers participating in our excess of loss reinsurance treaty program, and believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require. However, it is possible that one or more of our current reinsurers could cancel participation, or we could find it necessary to cancel the participation of one of our reinsurers, in our excess of loss reinsurance treaty program. In either of those events, if our reinsurance broker is unable to spread the cancelled or terminated reinsurance among the remaining reinsurers in the program, we estimate that it could take approximately one to three weeks to identify and negotiate appropriate documentation with a replacement reinsurer. During this time, we would be exposed to an increased risk of loss, the extent of which would depend on the volume of cancelled reinsurance.
      In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience these problems in the future, our costs would increase and our revenues would decline. As of December 31, 2005, we had $14.4 million of amounts recoverable from our reinsurers that we would be obligated to pay if our reinsurers failed to pay us.

The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.
      Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the Illinois Division of Insurance and the California Department of Insurance. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

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

      Our ability to transact business with our affiliates and to enter into mergers, acquisitions and divestitures involving our insurance company subsidiary is limited by the requirements of the insurance holding company laws of Illinois and California. To comply with these laws, we are required to file notices with the Illinois Division of Insurance and the California Department of Insurance to seek their respective approvals at least 30 days before engaging in any intercompany transactions, such as sales, purchases, exchanges of assets, loans, extensions of credit, cost sharing arrangements and extraordinary dividends or other distributions to stockholders. Under these holding company laws, any change of control transaction also requires prior notification and approval. Because these governmental agencies may not take action or give approval within the 30 day period, these notification and approval requirements may subject us to business delays and additional business expense. If we fail to give these notifications, we may be subject to significant fines and penalties and damaged working relations with these governmental agencies.
      In addition, workers’ compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. For example, in California, on January 1, 2003, workers’ compensation legislation became effective that provided for increases in the benefits payable to injured workers. Also, in California, workers’ compensation legislation intended to reduce certain costs was enacted in September 2003 and April 2004. Among other things, this legislation established an independent medical review process for resolving medical disputes, tightened standards for determining impairment ratings by applying specific medical treatment guidelines, capped temporary total disability payments to 104 weeks from first payment and enabled injured workers to access immediate medical care up to $10,000 but required them to get medical care through a network of doctors chosen by the employer. The implementation of these reforms affects the manner in which we coordinate medical care costs with employers and the manner in which we oversee treatment plans. However, the reforms are subject to continuing opposition in the California legislature, in the courts and by ballot initiatives, any of which could overturn or substantially amend the reforms and regulatory rules applicable to the legislation. We cannot predict the ultimate impact of the reforms.
      Our business is also affected by federal laws, including the USL&H Act, which is administered by the Department of Labor, and the Merchant Marine Act of 1920, or Jones Act. The USL&H Act contains various provisions affecting our business, including the nature of the liability of employers of longshoremen, the rate of compensation to an injured longshoreman, the selection of physicians, compensation for disability and death and the filing of claims. Currently, builders of recreational boats over 65 feet in length are subject to the USL&H Act. A proposed amendment to the USL&H Act would eliminate builders of recreational boats from the reach of the USL&H Act. If this proposed amendment is adopted, we expect that we would lose a total of approximately $3.0 million in annual direct written premiums from policies currently providing USL&H Act coverage. The proposed amendment would not have a material impact on our policies providing coverage under the Jones Act, which gives certain employees at sea the right to sue their employers if such employees are injured. Moreover, changes in federal tax laws could also impact our business.
      In addition, we are impacted by the Terrorism Risk Act and by the Gramm-Leach-Bliley Act of 2002 related to disclosure of personal information. The Terrorism Risk Act requires that commercial property and casualty insurance companies offer coverage for certain acts of terrorism and has established a federal assistance program through the end of 2007 to help insurers cover claims arising out of such acts. The Terrorism Risk Act only covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, no federal compensation will be paid under the Terrorism Risk Act unless aggregate insured losses from the act for the entire insurance industry exceed certain threshold amounts ($5.0 million for terrorism losses occurring prior to April 1, 2006, $50.0 million for terrorism losses occurring from April 1, 2006 to December 31, 2006, and $100.0 million for terrorism losses occurring in 2007). Under this program, the federal government covers 90% of the losses from covered certified acts of terrorism (85% for terrorism losses occurring in 2007) on commercial risks in the United States only, in excess of the applicable deductible amount. This deductible is calculated based on a percentage of an affiliated insurance group’s prior year direct earned premiums on commercial lines policies (except for certain excluded lines such as commercial auto) covering risks in the United States. This deductible amount is 17.5% of such premiums for losses occurring in 2006 and 20.0% of such premiums for losses occurring in 2007. The Terrorism Risk Act is scheduled to expire on December 31, 2007 and may not be renewed, or if it is renewed, it may provide reduced protection against the financial impact of acts of terrorism by, among other things, increasing the aggregate loss event trigger and the amount of statutory deductible insurers would be required to pay.
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
      As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued. For example, the number or nature of existing occupational diseases may expand beyond our expectation. In addition, medical claims costs associated with permanent and partial disabilities may inflate more rapidly or higher than we currently expect. Expansions of this nature may expose us to more claims than we anticipated when we wrote the underlying policy.

Intense competition could adversely affect our ability to sell policies at rates we deem adequate.
      In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Our principal competitors include AIG, Alaska National Insurance Company, Signal Mutual Indemnity Association Ltd., Zurich and the State Compensation Insurance Fund of California. Many of our competitors have substantially greater financial and marketing resources than we do, and some of our competitors, including the State Compensation Insurance Fund of California, benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund of California or AIG.
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
      On May 31, 2005, the California Insurance Commissioner issued a decision adopting an advisory pure premium rate reduction of 18% for California workers’ compensation policies incepting on or after July 1, 2005. Pure premium is that portion of an insurance premium necessary to cover the cost of paying claims, such as medical and indemnity costs and allocated and unallocated loss adjustment expenses. The decision was issued in response to reductions in 2004 workers’ compensation claim costs in California, as well as anticipated future claim cost reductions, as a result of reform legislation enacted primarily in 2003 and 2004. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates. On June 6, 2005, after completing a study of our California loss data, we filed with the California Department of Insurance our rates for new and renewal workers’ compensation insurance policies written in California on or after July  1, 2005. The filing was approved on June 28, 2005. The new rates reflect an average reduction of 14.2% from prior rates and are in response to emerging favorable trends in loss costs resulting from reform legislation. If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.
      On September 15, 2005, the Workers’ Compensation Insurance Rating Bureau (“WCIRB”), an industry-backed private organization that provides statistical analysis, submitted an amended filing with the California Insurance Commissioner recommending a 15.9% decrease in advisory pure premium rates on new and renewal policies effective January 1, 2006. As described above, such rates, if adopted by the California Insurance Commissioner, are advisory only and insurance companies may choose whether or not to adopt the new rates. The rate decrease was proposed following the WCIRB’s review of accident year experience valued as of June 30, 2005 and the cost impact of the January 1, 2005 permanent disability rating schedule. On November 10, 2005, the Commissioner recommended a 15.3% decrease in rates, and on November 28, 2005 we filed new rates reflecting an average reduction of 11.8% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after January 1, 2006. The filing was approved on December 22, 2005. Rate reductions have also been proposed in other states in which we operate. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations.

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
      Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our senior management team and key employees, consisting of John G. Pasqualetto, Chairman, President and Chief Executive Officer; Richard J. Gergasko, Executive Vice President — Operations; Joseph S. De Vita, Senior Vice President, Chief Financial Officer and Assistant Secretary; Richard W. Seelinger, Senior Vice President — Policyholder Services; Marc B. Miller, M.D., Senior Vice President and Chief Medical Officer; D. Drue Wax — Senior Vice President, General Counsel and Corporate Secretary; Jeffrey C. Wanamaker, Vice President — Underwriting; James L. Borland, III, Vice President and Chief Information Officer; M. Philip Romney, Vice President — Finance, Principal Accounting Officer and Assistant Secretary and Chris A. Engstrom, President — PointSure. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. Many of our principal employees possess skills and extensive experience relating to our market niches. Were we to lose any of these employees, it may be challenging for us to attract a replacement employee with comparable skills and experience in our market niches. We have employment agreements with some of our executive officers, which are described under the heading “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” contained in our proxy statement for the 2006 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We do not currently maintain key man life insurance policies with respect to any member of our senior management team or other employees.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.
      Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and loss reserves at levels sufficient to cover losses. To the extent that the funds generated by the initial public offering of 8,625,000 shares of our common stock in January 2005 and the follow-on offering of 3,910,000 shares of common stock in February 2006 are insufficient to support future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or curtail our growth. We believe that the net proceeds to us from the above offerings will satisfy our capital requirements for the foreseeable future. However, because the timing and amount of our future needs for capital will depend on our growth and profitability, we cannot provide any assurance in that regard. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares currently outstanding. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition or results of operations could be materially adversely affected.

Our status as an insurance holding company with no direct operations could adversely affect our ability to pay dividends in the future.
      We are a holding company that transacts our business through our operating subsidiaries, SeaBright Insurance Company and PointSure. Our primary assets are the stock of these operating subsidiaries. Our ability to pay expenses and dividends depends, in the long run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payment of dividends by SeaBright Insurance Company is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. SeaBright Insurance Company is required to report any ordinary dividends to the Illinois Division of Insurance and the California Department of Insurance

prior to the payment of the dividend. In addition, SeaBright Insurance Company is not authorized to pay any extraordinary dividends to us under Illinois or California insurance laws without prior regulatory approval from the Illinois Division of Insurance or the California Department of Insurance. See the discussion under the heading “Regulation — Dividend Limitations” in Item 1. As a result, at times, we may not be able to receive dividends from SeaBright Insurance Company and we may not receive dividends in amounts necessary to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our board of directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our board of directors considers relevant. Currently, we do not intend to pay dividends on our capital stock.

We rely on independent insurance brokers to distribute our products.
      Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of approximately 111 licensed insurance brokers. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors, including AIG and Zurich, offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

We have a limited operating history as a stand-alone entity and may experience difficulty in transitioning to an independent public company.
      We commenced operations in October 2003 after acquiring KEIC, the renewal rights from, and substantially all of the operating assets, systems and employees of, the Eagle entities and PointSure. See the discussion under the heading “Our History” in Item 1. Although our management team is primarily the same management team that operated the Eagle entities and PointSure for approximately five years prior to the Acquisition, we have a limited operating history as a stand-alone entity and do not have the same resources available to us that the Eagle entities and PointSure had prior to the Acquisition. Accordingly, our future results of operations or financial condition as a stand-alone entity may vary from the results realized by the Eagle entities and PointSure prior to the Acquisition. An investor in our common stock should consider that our history as a stand-alone entity is relatively short and that there is a limited basis for evaluating our performance.
      In addition, upon completion of our initial public offering in January 2005, we became a publicly-traded company and are now responsible for complying with the various federal and state legal and regulatory requirements applicable to public companies. We have incurred and will incur increased costs as a result of being a public company, particularly in light of recently enacted and proposed changes in laws, regulations and listing requirements, including those related to the Sarbanes-Oxley Act of 2002. Our business and financial condition may be adversely affected if we are unable to effectively manage these increased costs.

Assessments and other surcharges for guaranty funds and second injury funds and other mandatory pooling arrangements may reduce our profitability.
      Virtually all states require insurers licensed to do business in their state to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments that are expected to continue in the future as a result of insolvencies. Assessments are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. See the discussion under the heading “Regulation” in Item 1. Accordingly, the assessments levied on us may increase as we increase our premiums written. Further, Washington state legislation enacted on April 20, 2005 created a separate account within the Guaranty Fund for USL&H Act claims and authorized prefunding of potential insolvencies in order to establish a cash balance. Many states also have laws that established second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury, which are funded by either assessments based on paid losses or premium surcharge mechanisms. For example, Alaska requires insurers to contribute to its second injury fund annually an amount equal to the compensation the injured employee is owed multiplied by a contribution rate based on the fund’s reserve rate. In addition, as a condition of the ability to conduct business in some states, including California, insurance companies are required to participate in mandatory workers’ compensation shared market mechanisms or pooling arrangements, which provide workers’ compensation insurance coverage from private insurers. Although we price our products to account for the obligations that we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, our prices may not fully account for our liabilities under pooling arrangements, which may cause a decrease in our profits. As we write policies in new states that have pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the insolvency of other insurers in these pooling arrangements would likely increase the liability for other members remaining in the pool. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws.
      The assets that SeaBright acquired in the Acquisition were acquired from LMC and certain of its affiliates. LMC and its insurance company affiliates are currently operating under a three-year “run off” plan approved by the Illinois Division of Insurance. “Run off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run off plan, LMC is attempting to buy back some of its commercial line policies and institute aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders. According to LMC’s statutory financial statements as of and for the year ended December 31, 2005, LMC had a statutory surplus of $168.3 million (unaudited), an increase of approximately $106.3 million from its surplus of $62.0 million (audited) as of December 31, 2004. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. See the discussion under the heading “Our History” in Item 1. In the event LMC is placed into receivership, our business could be adversely affected in the following ways:

•	A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements.

•	As discussed under “Our History” in Item 1, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or

(b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. At December 31, 2005, the liability of LMC under the adverse development cover was approximately $3.4 million. LMC initially funded the trust account with $1.6 million to support its obligations under the adverse development cover. In September 2004, we and LMC retained an independent actuary to determine the appropriate amount of loss reserves that are subject to the adverse development cover as of September 30, 2004. In accordance with the terms of the protective arrangements that we have established with LMC, on December 23, 2004, LMC deposited into the collateralized reinsurance trust an additional $3.2 million, resulting in a total balance in the trust account of $4.8 million. The balance in the trust account totaled $4.9 million at December 31, 2005. If LMC is placed in receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Division of Insurance would have control of the assets of LMC.

•	Some of our customers are insured under Eagle insurance policies that we service pursuant to the claims administration servicing agreement described above. Although SeaBright is a separate legal entity from LMC and its affiliates, including Eagle, Eagle’s policyholders may not readily distinguish SeaBright from Eagle and LMC if those policies are not honored in the event LMC is found to be insolvent and placed into court-ordered liquidation. If that were to occur, our market reputation, credibility and ability to renew the underlying policies could be adversely affected.

•	In connection with the Acquisition, LMC and its affiliates made various transfers and payments to SeaBright, including approximately $13.0 million under the commutation agreement and an initial amount of approximately $1.6 million to fund the collateralized reinsurance trust. In the event that LMC is placed into receivership, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover these payments under applicable voidable preference and fraudulent transfer laws.

Risks Related to Our Industry

We may face substantial exposure to losses from terrorism for which we are required by law to provide coverage.
      Under our workers’ compensation policies, we are required to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Terrorism Risk Act, the risk of severe losses to us from acts of terrorism has not been eliminated because, as discussed above, our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Furthermore, the Terrorism Risk Act is scheduled to expire on December 31, 2007 and may not be renewed, or if it is renewed, it may provide reduced protection against the financial impact of acts of terrorism. Accordingly, events may not be covered by, or may exceed the capacity of, our reinsurance protection and any protection offered by the Terrorism Risk Act or any successor legislation. Thus, any acts of terrorism could materially adversely affect our business and financial condition.

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
      The availability of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. During 1998, 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of our predecessor to increase premiums. Beginning in 2001, we witnessed a decrease in pricing competition in the industry, which enabled us to raise our rates. Although rates for many products increased from 2000 to 2003, legislative reforms caused premium rates in certain states, including California, to decrease in 2004 and 2005, and rates may continue to decrease. In addition, the availability of insurance has and may continue to increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may perpetuate rate decreases. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality may cause the price of our securities to be volatile.

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

Future sales of shares of our common stock may affect their market price and the future exercise of options may depress our stock price and result in dilution of your investment.
      We cannot predict what effect, if any, future sales of shares of our common stock, or the availability of shares for future sale, will have on the market price of our common stock. Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your shares at a time and price which you deem appropriate.
      As of March 27, 2006, there were 20,539,974 shares of our common stock outstanding. Moreover, 804,524 additional shares of our common stock will be issuable upon the full exercise or conversion of options outstanding at December 31, 2005. In the event that any outstanding options are exercised, you will suffer dilution of your investment.

Applicable insurance laws may make it difficult to effect a change of control of our company.
      Our insurance company subsidiary is domiciled in the state of Illinois and commercially domiciled in the state of California. The insurance holding company laws of Illinois and California require advance approval by the Illinois Division of Insurance and the California Department of Insurance of any change in control of SeaBright Insurance Company. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of SeaBright Insurance Company, including a change of control of us, would generally require the party acquiring control to obtain the prior approval of the Illinois Division of Insurance and the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction. See the discussion under the heading “Regulation” in Item 1.
      These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Entities affiliated with Summit Partners have the ability to significantly influence our business, which may be disadvantageous to other stockholders and adversely affect the trading price of our common stock.
      Following the completion of a secondary offering of our common stock in February 2006, entities affiliated with Summit Partners, collectively, beneficially own approximately 20.2% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. In addition, these stockholders may have interests that are different from ours. Under our amended and restated certificate of incorporation, none of the Summit entities or any director, officer, stockholder, member, manager or employee of the Summit entities has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any Summit entity acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, the Summit entity will not have any duty to communicate or offer such opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty relating to such corporate opportunity. Two of our directors, Peter Y. Chung and J. Scott Carter, are affiliated with Summit Partners. Our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. Moreover, this concentration of stock ownership may make it difficult for stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with significant or controlling stockholders. This concentration could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders and the trading price of shares of our common stock could be adversely affected.

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
      Our principal executive offices are located in approximately 17,200 square feet of leased office space in Seattle, Washington. We also lease office space consisting of approximately 3,200 square feet in Honolulu, Hawaii; 1,700 square feet in Anchorage, Alaska; 8,300 square feet in Orange, California; 3,400 square feet in Houston, Texas; 800 square feet in San Francisco, California; 300 square feet in Fresno, California; 3,000 square feet in Chicago, Illinois and 1,800 square feet in Tampa, Florida. We conduct claims and underwriting operations in our branch offices, with the exception of our Honolulu office, where we conduct only claims operations, and our Fresno and San Francisco offices, where we conduct only underwriting operations. We do not own any real property. We consider our leased facilities to be adequate for our current operations.

Item 3.	Legal Proceedings.
      We are, from time to time, involved in various legal proceedings in the ordinary course of business. We believe we have sufficient loss reserves and reinsurance to cover claims under policies issued by us. Accordingly, we do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock has been quoted on the Nasdaq National Market under the symbol “SEAB” since our initial public offering on January 21, 2005. Prior to that time, there was no public market for our common stock.
      The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as quoted on The Nasdaq National Market.

	High	Low

2005:
First quarter (beginning January 21, 2005)	$12.60	$10.15
Second quarter	12.45	10.10
Third quarter	14.69	11.23
Fourth quarter	17.94	11.12
      As of March 27, 2006, there were approximately 22 holders of record of our common stock.
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
      SeaBright Insurance Company’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Illinois and California. The insurance holding company laws in these states require that ordinary dividends be reported to the Illinois Division of Insurance and the California Department of Insurance prior to payment of the dividend and that extraordinary dividends be submitted for prior approval. See “Regulation” in Part I, Item 1 of this annual report.
      For information regarding restrictions on the payment of dividends by us and SeaBright Insurance Company, see the discussion under the heading “Liquidity and Capital Resources” in Part II, Item 7 and the discussion under the heading “Business” in Part I, Item 1 of this annual report.
Use of Proceeds
      On January 19, 2005, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-119111), as filed with the SEC in connection with the initial public offering of 8,625,000 shares of our common stock. Our net proceeds, after accounting for $6.3 million in underwriting discounts and commissions and approximately $3.5 million in other expenses relating to the offering, were approximately $80.8 million.
      On January 26, 2005, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. We intend to use the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. Except for the contribution of proceeds to SeaBright Insurance Company, no proceeds or expenses were paid to our directors, officers, ten percent stockholders or affiliates and, as of December 31, 2005, we had not used any of the remaining net proceeds from the offering. Our use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus that was included in the related Registration Statement on Form S-1.
Purchases of Equity Securities
      We did not purchase any of our equity securities during 2005.

Item 6.	Selected Financial Data.
      The following table sets forth selected historical financial information for the Company and its predecessor for the periods ended and as of the dates indicated. This information comes from our consolidated financial statements and those of our predecessor. You should read the following selected financial information along with the information contained in this annual report, including Part II, Item 7 of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined and consolidated financial statements and related notes and the reports of the independent registered public accounting firm included in Part II, Item 8 and elsewhere in this report. These historical results are not necessarily indicative of results to be expected from any future period.

	Company			Predecessor

			Three Months	Nine Months	Year Ended
	Year Ended December 31,		Ended	Ended	December 31,
			December 31,	September 30,
	2005	2004	2003(1)	2003	2002	2001

	($ in thousands, except share and per share data)
Income Statement Data:
Gross premiums written	$204,742	$135,682	$22,154	$70,717	$106,051	$73,194
Ceded premiums written	19,082	16,067	2,759	4,079	86,983	59,509

Net premiums written	$185,660	$119,615	$19,395	$66,638	$19,068	$13,685

Premiums earned	$158,850	$77,960	$3,134	$36,916	$17,058	$12,638
Net investment income	7,832	2,468	313	1,735	3,438	3,388
Net realized gain (loss)	(226)	38	(4)	14	(4,497)	(484)
Claims service income	2,322	2,916	663	698	1,169	954
Other service income	175	794	561	—	—	—
Other income	3,297	2,493	655	1,514	1,152	3,773

Total revenues	172,250	86,669	5,322	40,877	18,320	20,269

Loss and loss adjustment expenses	105,783	53,660	3,024	25,395	4,992	8,464
Underwriting, acquisition, and insurance expenses(2)	33,839	17,854	1,789	6,979	3,681	3,409
Other expenses	5,885	4,929	812	1,791	3,339	2,123

Total expenses	145,507	76,443	5,625	34,165	12,012	13,996

Income (loss) before federal income taxes	26,743	10,226	(303)	6,712	6,308	6,273
Federal income tax expense (benefit)	8,451	3,020	(101)	1,996	3,018	2,676

Net income (loss)	$18,292	$7,206	$(202)	$4,716	$3,290 (8)	$3,597

Basic earnings per share	$1.18	—	—	—	—	—
Diluted earnings per share	$1.13	$0.98	—	—	—	—
Weighted average basic shares Outstanding(3)	15,509,547	—	—	—	—	—
Weighted average diluted shares Outstanding(3)	16,195,855	7,387,276	—	—	—	—
Selected Insurance Ratios:
Current accident year loss ratio(4)	66.8%	65.0%	75.3%	71.0%	71.3%	68.9%
Prior accident years loss ratio(5)	(1.7)%	0.1%	—	(4.1)%	(48.8)%	(9.4)%

Net loss ratio	65.1%	65.1%	75.3%	66.9%	22.5%	59.5%
Net underwriting expense ratio(6)	21.2%	21.9%	39.2%	18.9%	21.6%	27.0%

Net combined ratio(7)	86.3%	87.0%	114.5%	85.8%	44.1%	86.5%

	Company			Predecessor

	As of December 31,			As of	As of December 31,
				September 30,
	2005	2004	2003(1)	2003	2002	2001

				(Unaudited)		(Unaudited)
	(In thousands)
Selected Balance Sheet Data:
Investment securities available-for sale, at fair value	$261,103	$105,661	$51,881	$46,338	$55,891	$65,730
Cash and cash equivalents	12,135	8,279	5,008	52,271	30,015	10,367
Reinsurance recoverables	14,375	13,484	12,050	39,676	36,617	38,145
Reinsurance recoverables from parent	—	—	—	117,942	102,107	126,584
Prepaid reinsurance	2,019	5,254	2,340	5,037	34,672	26,680
Total assets	427,275	225,818	106,080	321,537	316,821	314,082
Unpaid loss and loss adjustment expense	142,211	68,228	29,733	161,538	153,469	166,342
Unearned premiums	86,863	67,626	18,602	40,657	47,604	34,918
Total stockholders’ equity	155,678	58,370	45,605	92,856	87,772	86,825

(1)	There was no activity for SeaBright from June 19, 2003, its date of inception, through September 30, 2003.

(2)	Includes acquisition expenses such as commissions, premium taxes and other general administrative expenses related to underwriting operations in our insurance subsidiary and are included in the amortization of deferred policy acquisition costs.

(3)	There were no common shares or dilutive common stock equivalents outstanding during the three months ended December 31, 2003.

(4)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses for the current accident year less claims service income by the current year’s net premiums earned.

(5)	The prior accident years loss ratio is calculated by dividing the change in the loss and loss adjustment expenses for the prior accident years by the current year’s net premiums earned.

(6)	The underwriting expense ratio is calculated by dividing the net underwriting expenses less other service income by the current year’s net premiums earned.

(7)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

(8)	Net income before change in accounting principle. Our predecessor adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Upon adoption of SFAS No. 142 our predecessor recognized an impairment loss of $4,731,000 related to goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this annual report. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A that could cause our actual results of operations, performance and business prospects and opportunities in 2006 and beyond to differ materially from those expressed in, or implied by those forward-looking statements. See “Note on Forward-Looking Statements” in Part I, Item 1 of this annual report.
Overview
      We provide workers’ compensation insurance coverage for prescribed benefits that employers are required to provide to their employees who may be injured in the course of their employment. We currently provide workers’ compensation insurance to customers in the maritime, ADR and state act markets.
      On September 30, 2003, SeaBright acquired PointSure and the renewal rights and substantially all of the operating assets, systems and employees of, the Eagle entities from LMC, their ultimate parent. We refer to Eagle Pacific, Pacific Eagle and PointSure collectively as our predecessor. In connection with the Acquisition, SeaBright also purchased KEIC, a shell company in run off that was acquired from LMC for its workers’ compensation licenses in 43 states and the District of Columbia. The Acquisition was accounted for using the purchase method of accounting. The Acquisition will prospectively affect our results of operations in certain respects. The aggregate acquisition costs, including the transaction costs of approximately $15.7 million, have been allocated to the tangible and intangible assets acquired based upon estimates of their respective fair values as of the Acquisition date.
      In connection with the Acquisition, to minimize our exposure to any past business underwritten by KEIC, we entered into the adverse development cover. See the discussion under the heading “Our History” in Part I, Item 1 of this annual report. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The amount on deposit in the trust account was increased to $4.8 million on December 23, 2004 and totaled $4.9 million at December 31, 2005. If LMC is placed in receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.
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
      Our premiums before the Acquisition are generally not comparable to our premiums after the Acquisition because we acquired renewal rights and not the underlying policies as of the date of the Acquisition. Aspects of our business that are comparable with the business of our predecessor include the loss ratio and expense ratio. We believe that our loss ratio is comparable to that of our predecessor because we are insuring accounts with the same type of risk exposure in essentially the same jurisdictions as our predecessor, and we are using the same risk selection rules, underwriting guidelines and pricing models that our predecessor used. We believe that our expense ratio is comparable to that of our predecessor because we acquired the work force and substantially all of the operating assets of our predecessor, and we are following the same business model as our predecessor, which was developed by our current management. Aspects of our business that are not comparable with the business of our predecessor include: premiums earned, investment income, service income and geographic territory. For example, our net premiums earned for the periods immediately following the Acquisition were lower than the net premiums earned for the periods immediately prior to the Acquisition because we did not earn any premium on any of our predecessor’s policies that were in force at September 30, 2003. Our investment income is not comparable to the investment income of our predecessor because our predecessor had a significant portion of investments in cash and cash equivalents for the years presented in the selected financial information table. In contrast, our investment portfolio consists mostly of investment grade fixed income securities, which have higher yields than cash and cash equivalents. Our service income is not comparable to the service income of our predecessor because our predecessor provided only limited claims handling services for certain affiliates of LMC. In contrast, we are providing claims handling as well as policy administration and accounting services for our predecessor. Our geographic territory is not comparable to that of our predecessor because we have expanded into new territories where our predecessor did not have direct operations. For example, in 2005 we opened offices in Chicago, Illinois and Tampa, Florida to facilitate our expansion plans into the Great Lakes and the Southeast Coastal regions.
Principal Revenue and Expense Items
      We derive our revenue from premiums earned, service fee income, net investment income and net realized gains and losses from investments.

Premiums Earned
      Gross premiums written include all premiums billed and unbilled by an insurance company during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies. Our policies typically have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2005, one-half of the premiums would be earned in 2005 and the other half would be earned in 2006.
      Premiums earned is the earned portion of our net premiums written. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written). Our gross premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Assumed premiums are premiums that we have received from another company under a reinsurance agreement or from an authorized state mandated pool.
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

Net Investment Income and Realized Gains and Losses on Investments
      We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, fixed income and equity securities. Our investment income includes interest earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying value.
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

Premium Taxes and Fees
      We pay state and local taxes based on premiums; licenses and fees; assessments; and contributions to workers’ compensation security funds.

Other Underwriting Expenses
      Other underwriting expenses consist of general administrative expenses such as salaries and employee benefits, rent and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data.

Interest Expense
      Included in other expense is interest expense we incur on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR rate two London banking days prior to the interest payment period plus 400 basis points.
Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Gross Premiums Written. Gross premiums written were $204.7 million in 2005 compared to $135.7 million in 2004, representing an increase of $69.0 million, or 50.8%. We began writing new insurance contracts on October 1, 2003 and began renewing some of the existing contracts of our predecessor expiring after that date. The approximately $80.8 million of net proceeds received from the initial public offering of our common stock in January 2005, of which approximately $74.8 million was contributed to SeaBright Insurance Company, allowed us to expand our business to new territories and in our niche markets. California continues to be our largest market, accounting for approximately $123.6 million (64.8%) of our direct premiums written in 2005. During 2005, we opened offices in Chicago, Illinois and Tampa, Florida. We expect to see significant contributions from those markets in 2006.
      Net Premiums Written. Net premiums written totaled $185.7 million in 2005 compared to $119.6 million in 2004, representing an increase of $66.1 million, or 55.3%. Net premiums written were affected by premiums ceded under reinsurance agreements. Ceded written premiums in 2005 totaled $19.1 million, or 9.3% of gross premiums written, compared to $16.1 million, or 11.9% of gross premiums written, in 2004. Our reinsurance program was renewed on October 1, 2005 at rates that are 50.2% lower than rates under the prior reinsurance contracts, in part because of changes in our limits and retention. Also, the October 2005 treaties provide for premiums to be ceded on an earned basis, whereas premiums were ceded on both a gross premiums written and gross premiums earned basis under the prior treaties.
      Net Premiums Earned. Net premiums earned totaled $158.9 million in 2005 compared to $78.0 million in 2004, representing an increase of $80.9 million, or 103.7%. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Because we acquired renewal rights and not policies in the Acquisition, our actual results for the year ended December 31, 2004 did not reflect premiums earned on any policies written prior to September 30, 2003, the date of the Acquisition. Consequently, the ratio of net premiums earned to net premiums written increased from 57.5% in 2004 to 77.6% in 2005.
      Net Investment Income. Net investment income was $7.8 million in 2005 compared to $2.5 million in 2004, representing an increase of $5.3 million, or 212.0%. Average invested assets increased $108.2 million (126.7%) from $85.4 million in 2004 to $193.6 million in 2005. Approximately $80.8 million of the increase resulted from the initial public offering of our common stock in January 2005. Net investment income as a percentage of average invested assets rose from 2.9% in 2004 to 4.0% in 2005, reflecting the rising interest rate environment.
      Service Income. Service income was $2.5 million in 2005 compared to $3.7 million in 2004, representing a decrease of $1.2 million, or 32.4%. Our service income resulted primarily from service arrangements we have with LMC for claims processing services, policy administration and administrative services we performed for the Eagle entities’ insurance policies. Average monthly fees declined as the volume of work required for policy administration decreased as a result of the run off of our predecessor’s business.
      Other Income. Other income totaled $3.3 million in 2005 compared to $2.5 million in 2004, representing an increase of $0.8 million, or 32.0%. Other income derived primarily from the operations of PointSure, our non-insurance subsidiary.
      Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $105.8 million in 2005 compared to $53.7 million in 2004, representing an increase of $52.1 million, or 97.0%. The higher loss and loss adjustment expenses in 2005 are attributable to the increase in premiums earned for the period. Our net loss ratio in 2005 and 2004 remained flat at 65.1%. As of December 31, 2005, we had recorded a receivable of approximately $3.4 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At December 31, 2005, we had access to approximately $4.9 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. See the discussion under the heading “Our History” in Part I, Item 1 of this annual report.
      Underwriting Expenses. Underwriting expenses totaled $33.8 million in 2005 compared to $17.9 million in 2004, representing an increase of $15.9 million, or 88.8%. Our net underwriting expense ratio was 21.2% in 2005 compared to 21.9% in 2004. Net commissions as a percentage of premiums earned increased from 6.8% in 2004 to 7.9% in 2005. Assumed commissions from state-mandated insurance pools accounted for the majority of this increase, offset by a reduction in the percentage of ceded commissions. Net direct commissions as a percentage of premiums earned equaled approximately 6.2% in 2005, down slightly from 6.3% in 2004. Other underwriting expenses as a percentage of premiums earned were 9.8% in 2005 and 11.9% in 2004.
      Other Expenses. Other expenses totaled $5.9 million in 2005 compared to $4.9 million in 2004, representing an increase of $1.0 million, or 20.4%. The increase resulted primarily from higher expenses associated with the operations of PointSure, our non-insurance company subsidiary, interest expense on $12.0 million of surplus notes issued by our insurance subsidiary in May 2004 and increases in franchise tax and other professional services.
      Federal Income Tax Expense. Our effective tax rate in 2005 was 31.6% compared to 29.5% in 2004. Our effective tax rate for 2005 was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. The effective tax rate increased in 2005 primarily as a result of a reduction in the proportion of investment income generated from investments in tax-exempt bonds and a related true-up in the amount of taxes due with our 2004 Federal income tax return.
      Net Income. Net income totaled $18.3 million in 2005 compared to $7.2 million in 2004. The 2005 increase in net income resulted primarily from the increase in premiums earned and investment income for the period, offset by related increases in loss and loss adjustment expenses, underwriting acquisition and insurance expenses, and other expenses, including interest expense related to the surplus notes and amortization expense related to intangible assets acquired in the Acquisition.

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
      Gross Premiums Written. Gross premiums written were $135.7 million for the year ended December 31, 2004 compared to $22.2 million for the three months ended December 31, 2003 and our predecessor’s $70.7 million for the nine months ended September 30, 2003, representing a period-over-period increase of $42.8 million, or 46.1%. We began writing new insurance contracts on October 1, 2003 and began renewing some of the existing contracts of our predecessor expiring after that date. The increase in gross premiums written was due primarily to our “A-” (Excellent) rating from A.M. Best in 2004, in comparison to our predecessor’s rating of “B++” (Very Good) in the prior period and our expansion in California state act contractor business.
      Net Premiums Written. Net premiums written totaled $119.6 million for the year ended December 31, 2004 compared to $19.4 million for the three months ended December 31, 2003 and our predecessor’s $66.6 million for the nine months ended September 30, 2003, representing a period-over-period increase of $33.6 million, or 39.1%. Net premiums written are affected by premiums ceded under reinsurance agreements. Ceded written premiums for the year ended December 31, 2004 totaled $16.1 million, or 11.9% of gross premiums written. Our predecessors ceded written premiums for the nine months ended September 30, 2003 totaled $4.1 million, or 5.8% of gross premiums written. Our predecessor’s premiums ceded were impacted by the quota share reinsurance agreement with LMC. Our reinsurance contracts provide for the ceding of premiums on both a gross premiums written and gross premiums earned basis.
      Net Premiums Earned. Net premiums earned were $78.0 million for the year ended December 31, 2004 compared to $3.1 million for the three months ended December 31, 2003 and our predecessor’s $36.9 million for the nine months ended September 30, 2003, representing a period-over-period increase of $38.0 million, or 95.0%. As previously discussed, we believe this increase is due primarily to the additional business we were able to write as a result of our improved A.M. Best rating over that held by our predecessor and our expansion in California state act contractor business.
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
      Net Investment Income. Net investment income was $2.5 million for the year ended December 31, 2004 compared to $0.3 million for the three months ended December 31, 2003 and our predecessor’s $1.7 million for the nine months ended September 30, 2003, resulting in a period-over-period increase of $0.5 million, or 25.0%. Our predecessor had $6.8 million more in average invested assets for the nine months ended September 30, 2003 than we had for the year ended December 31, 2004. However, as a result of our predecessor’s realignment of its portfolio in 2003 from fixed income securities to more short term investments, our predecessor’s yield on average invested assets for the nine months ended September 30, 2003 was approximately 1.9% compared to our yield on average invested assets for the year ended December 31, 2004 of approximately 2.9%.
      Service Income. Service income was $3.7 million for the year ended December 31, 2004 compared to $1.2 million for the three months ended December 31, 2003 and our predecessor’s $0.7 million for the nine months ended September 30, 2003, representing a period-over-period increase of $1.8 million, or 94.7%. Our service income results from service arrangements we have with LMC for claims processing services, policy administration and administrative services we perform for the Eagle entities’ insurance policies. Average monthly fees are declining as the volume of work required for policy administration decreases as a result of the run off of our predecessor’s business. Our predecessor’s service income resulted from claim service fees for handling policyholder claims for certain LMC subsidiaries in Alaska and Hawaii where those subsidiaries did not have claims offices.
      Other Income. Other income was $2.5 million for the year ended December 31, 2004 compared to $0.7 million for the three months ended December 31, 2003 and our predecessor’s $1.5 million for the nine months ended September 30, 2003, representing a period-over-period increase of $0.3 million, or 13.6%. Our other income as well as our predecessor’s other income resulted primarily from the operations of our non-insurance subsidiary.
      Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $53.7 million for the year ended December 31, 2004 compared to $3.0 million for the three months ended December 31, 2003 and our predecessor’s $25.4 million for the nine months ended September 30, 2003, representing a period-over-period increase of $25.3 million, or 89.1%. The higher loss and loss adjustment expenses for the year ended December 31, 2004 are attributable to the increase in premiums earned for the period. Our loss ratio for the year ended December 31, 2004 was 65.1%, compared to 75.3% for the three months ended December 31, 2003 and our predecessor’s loss ratio of 66.9% for the nine months ended September 30, 2003. Our loss ratio decreased from 75.3% in the three months ended December 31, 2003 to 65.1% in the year ended December 31, 2004. Because we acquired substantially all of the workforce of our predecessor in connection with the Acquisition but none of our predecessor’s existing premiums, the costs to operate our claims department as a percentage of net premiums earned, in our initial stages of growth, are greater than they would have been had we been in existence for a full 12 months. As of December 31, 2004, we had recorded a receivable of approximately $2.9 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At December 31, 2004, we have access to approximately $4.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. See the discussion under the heading “Our History” in Part I, Item 1 of this annual report.
      Underwriting Expenses. Underwriting expenses totaled $17.9 million for the year ended December 31, 2004, compared to $1.8 million for the three months ended December 31, 2003 and our predecessor’s $7.0 million for the nine months ended September 30, 2003, representing an increase of $9.1 million, or 103.4%. Our underwriting expense ratio for the year ended December 31, 2004 was 21.9%, compared to our predecessor’s underwriting expense ratio of 18.9% for the nine months ended September 30, 2003. The increase in the underwriting expense ratio resulted primarily from the fact that we have increased our staffing levels and related expenses in preparation for anticipated growth of our business. Our predecessor’s operations during the nine months ended September 30, 2003 were not expanding, as the future of the company at that time was uncertain.
      Other Expenses. Other expenses totaled $4.9 million for the year ended December 31, 2004, compared to $0.8 million for the three months ended December 30, 2003 and our predecessor’s other expenses of $1.8 million for the nine months ended September 30, 2003, representing a period-over-period increase of $2.3 million, or 88.5%. The increase resulted primarily from the amortization of intangible assets acquired in connection with the Acquisition, higher expenses associated with the operations of PointSure, our non-insurance company subsidiary, and interest expense on $12.0 million of surplus notes issued by our insurance subsidiary in May 2004. Our predecessor’s other expenses consist primarily of operating expenses for PointSure.
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
      Net Income. Net income was $7.2 million for the year ended December 31, 2004, compared to a net loss of $0.2 million for the three months ended December 31, 2003 and our predecessor’s net income of $4.7 million for the nine months ended September 30, 2003. The 2004 increase in net income resulted primarily from the increase in premiums earned and investment income for the period, offset by related increases in loss and loss adjustment expenses; underwriting acquisition and insurance expenses; and other expenses, including interest expense related to the surplus notes and amortization expense related to intangible assets acquired in the Acquisition.

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
      Other Income. For the nine months ended September 30, 2003, our predecessor’s other income was $1.5 million compared to $1.2 million for the year ended December 31, 2002. The other income resulted primarily from the operations of our predecessor’s non-insurance subsidiary, which acted as a managing general underwriter for our predecessor. In 2003 our predecessor’s gross premiums were affected by the A.M. Best financial strength rating downgrade to B++ and as a result fees to its non-insurance subsidiary declined.
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
      Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of December 31, 2005 has an effective duration of 5.4 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.
      Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October  1, 2005, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess $500,000, up to $50.0 million, subject to various deductibles and exclusions. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. Given industry and predecessor trends, we believe we are sufficiently capitalized to retain our retained losses.
      At December 31, 2005, our portfolio was made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. Prior to 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In February 2005, our investment policy was revised to allow for the investment of up to 2% of our investment portfolio in foreign fixed income securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.
      Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2005, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.
      SeaBright has minimal revenue and expenses. Currently there are no plans to have our insurance subsidiary or PointSure pay a dividend to SeaBright.
      Net cash provided by operating activities in 2005 totaled $82.7 million, an increase of $41.7 million, or 101.7%, from $41.0 million in 2004, which increased $40.5 million from $0.5 million in the three months ended December 31, 2003. These increases are mainly attributable to increases in unpaid loss and loss adjustment expense, amortization of deferred policy acquisition costs and reinsurance recoverables, offset by increases in policy acquisition costs deferred and unearned premiums net of premiums receivable, all as a result of our growth.
      We used net cash of $159.7 million for investing activities in 2005 compared to $54.3 million in 2004 and $41.2 million in the three months ended December 31, 2003. The difference between 2005 and 2004 is primarily attributable to the fact that we invested the net proceeds of $80.8 million from the initial public offering of our common stock in January 2005. The difference between 2004 and 2003 is primarily attributable to the fact that we invested the net proceeds of $30.0 million from our initial capital infusion immediately after the Acquisition, as well as proceeds of $5.2 million from the sale of additional shares of convertible preferred stock in June 2004.
      Cash provided by financing activities totaled $80.8 million in 2005, an increase of $64.2 million from $16.6 million in 2004, which decreased $29.1 million from $45.7 million in the three months ended December 31, 2003. In 2005, we received net proceeds of approximately $80.8 million from the initial public offering of our common stock. In 2004, our insurance subsidiary issued an aggregate principal amount of $12.0 million in floating rate surplus notes due in 2034. Also in that year, we received net proceeds of approximately $5.2 million from the sale of additional preferred stock. In September 2003, we received net proceeds of approximately $45.7 million from the sale of preferred stock in connection with the Acquisition.
      In February 2006, we closed a follow-on public offering of 3,910,000 shares of our common stock at a price of $15.75 per share for net proceeds of approximately $57.7 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $3.9 million. Also in February 2006, we contributed $50.0 million of the net proceeds from this offering to our insurance company subsidiary, which plans to use the capital to expand its business in its core markets and to new territories. We plan to use the remaining proceeds for general corporate purposes, including supporting the growth of PointSure.

Contractual Obligations and Commitments
      The following table identifies our contractual obligations by payment due period as of December 31, 2005:

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	142,211	20,336	68,546	20,478	32,851
Operating lease obligations	3,030	831	805	792	602

Total	$157,241	$21,167	$69,351	$21,270	$45,453

      The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2005 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Loss Reserves” in Part I, Item 1 of this annual report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.
Off-Balance Sheet Arrangements
      As of December 31, 2005, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Retrospective Premiums
      Retrospective premiums for primary and reinsured risks are included in income as earned on a pro rata basis over the effective period of the respective policies. Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Unearned premiums are deferred and include that portion of premiums written that is applicable to the unexpired period of the policies in force and estimated adjustments of premiums on policies that have retrospective rating endorsements. Retrospectively rated policies accounted for approximately 31.6% of premiums written in 2005 and approximately 35.8% of premiums written in 2004.

Earned But Unbilled Premiums
      We estimate the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period.

Impairment of Investment Securities
      Impairment of investment securities results in a charge to operations when the fair value of a security declines to below our cost and is deemed to be other-than-temporary. We regularly review our fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including but not limited to the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value and specific credit issues related to the issuer and current economic conditions. In general, we focus on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements.
Recent Accounting Pronouncements
      SFAS No. 123 (revised 2004), “Share-based Payment,” was issued in December 2004. Statement No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
      We adopted SFAS No. 123R for our fiscal year that began on January 1, 2006. For periods prior to adoption, as permitted by SFAS No. 123, we accounted for share-based payments to employees using the intrinsic value method as detailed in Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in Note 2.n. of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk.
Credit Risk
      Credit Risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing generally in fixed-income securities which are rated “A” or higher by Standard & Poor’s. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in the portfolio. To limit our exposure to risk we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector.
Interest Rate Risk
      We had fixed-income investments with a fair value of $258.0 million at December 31, 2005 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.
      The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2005. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and stockholders’ equity.

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in		Stockholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Equity

	($ In thousands)
200 basis point increase	$(23,196)	$234,853	(9.0)%
100 basis point increase	(11,855)	246,194	(4.6)%
No change	—	258,049	—
100 basis point decrease	12,120	270,169	4.7%
200 basis point decrease	24,246	282,295	9.4%

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors
SeaBright Insurance Holdings, Inc.:
      We have audited the accompanying consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Seattle, Washington
March 23, 2006

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost $260,015 in 2005 and $104,845 in 2004)	$258,049	$105,661
Equity securities available-for-sale, at fair value (amortized cost $3,037)	3,054	—
Cash and cash equivalents	12,135	8,279
Accrued investment income	3,059	1,096
Premiums receivable, net of allowance	9,863	7,397
Deferred premiums	88,982	60,329
Federal income tax recoverable	62	397
Service income receivable	472	304
Reinsurance recoverables	14,375	13,484
Receivable under adverse development cover	3,352	2,853
Prepaid reinsurance	2,019	5,254
Property and equipment, net	870	493
Deferred federal income taxes, net	9,323	3,604
Deferred policy acquisition costs, net	10,299	7,588
Intangible assets, net	1,464	2,093
Goodwill	1,527	1,527
Other assets	8,370	5,459

Total assets	$427,275	$225,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$142,211	$68,228
Unearned premiums	86,863	67,626
Reinsurance funds withheld and balances payable	333	1,553
Premiums payable	3,101	3,128
Accrued expenses and other liabilities	27,089	14,913
Surplus notes	12,000	12,000

Total liabilities	271,597	167,448

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized;
issued and outstanding — no shares at December 31, 2005 and 508,365.25 shares at December 31, 2004	—	5
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized — 75,000,000 shares at December 31, 2005 and 10,000,000 shares at December 31, 2004; issued and outstanding — 16,411,143 shares at December 31, 2005 and no shares at December 31, 2004	164	—
Paid-in capital	131,485	50,831
Accumulated other comprehensive income (loss)	(1,267)	530
Retained earnings	25,296	7,004

Total stockholders’ equity	155,678	58,370

Total liabilities and stockholders’ equity	$427,275	$225,818

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			June 19, 2003
			(Inception)
	Year Ended December 31,		through
			December 31,
	2005	2004	2003

	(In thousands, except income per
	share information)
Revenue:
Premiums earned	$158,850	$77,960	$3,134
Claims service income	2,322	2,916	663
Other service income	175	794	561
Net investment income	7,832	2,468	313
Net realized gain (loss)	(226)	38	(4)
Other income	3,297	2,493	655

	172,250	86,669	5,322

Losses and expenses:
Loss and loss adjustment expenses	105,783	53,660	3,024
Underwriting, acquisition and insurance expenses	33,839	17,854	1,789
Other expenses	5,885	4,929	812

	145,507	76,443	5,625

Income (loss) before federal income taxes	26,743	10,226	(303)

Federal income tax expense (benefit):
Current	13,203	5,850	123
Deferred	(4,752)	(2,830)	(224)

	8,451	3,020	(101)

Net income (loss)	$18,292	$7,206	$(202)

Basic earnings per share	$1.18	$—
Diluted earnings per share	$1.13	$0.98
Weighted average basic shares outstanding	15,509,547	—
Weighted average diluted shares outstanding	16,195,855	7,387,276
See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Outstanding Shares					Other	Retained
						Comprehensive	Earnings	Total
	Preferred	Common	Preferred	Common	Paid-in	Income	(Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Capital	(Loss)	Deficit)	Equity

	($ In thousands)
Balance at June 19, 2003 (inception)	—	—	$—	$—	$—	$—	$—	$—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(202)	(202)
Other comprehensive income (loss):
Reclassification adjustment for realized losses recorded into income, net of tax of $1	—	—	—	—	—	(3)	—	(3)
Increase in unrealized gain on investment securities available-for-sale, net of tax of $69	—	—	—	—	—	135	—	135

Comprehensive loss	—	—	—	—	—	—	—	(70)
Sale of preferred stock	456,750	—	5	—	45,670	—	—	45,675

Balance at December 31, 2003	456,750	—	5	—	45,670	132	(202)	45,605
Comprehensive income:
Net income	—	—	—	—	—	—	7,206	7,206
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $12	—	—	—	—	—	21	—	21
Increase in unrealized gain on investment securities available-for-sale, net of tax of $205	—	—	—	—	—	377	—	377

Comprehensive income	—	—	—	—	—	—	—	7,604
Sale of preferred stock	51,615	—	—	—	5,161	—	—	5,161

Balance at December 31, 2004	508,365	—	5	—	50,831	530	7,004	58,370
Comprehensive income:
Net income	—	—	—	—	—	—	18,292	18,292
Other comprehensive income (loss):
Reclassification adjustment for realized losses recorded into income, net of tax of $79	—	—	—	—	—	147	—	147
Increase in unrealized loss on investment securities available-for-sale, net of tax benefit of $1,047	—	—	—	—	—	(1,944)	—	(1,944)

Comprehensive income	—	—	—	—	—	—	—	16,495
Preferred stock conversion	(508,365)	7,777,808	(5)	78	(73)	—	—	—
Initial public offering	—	8,625,000	—	86	80,688	—	—	80,774
Restricted stock grants	—	6,000	—	—	18	—	—	18
Exercise of stock options, including tax benefit of $6	—	2,335	—	—	21	—	—	21

Balance at December 31, 2005	—	16,411,143	$—	$164	$131,485	$(1,267)	$25,296	$155,678

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			June 19, 2003
			(Inception)
	Year Ended December 31,		through
			December 31,
	2005	2004	2003

	(In thousands)
Cash flows from operating activities, net of effect of acquisition:
Net income (loss)	$18,292	$7,206	$(202)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effect of acquisition:
Amortization of deferred policy acquisition costs	19,686	9,985	322
Policy acquisition costs deferred	(22,397)	(15,637)	(2,258)
Provision for depreciation and amortization	2,632	1,602	320
Net realized (gain) loss on investments	226	(33)	4
Gain on sale of fixed assets	—	(5)	—
Benefit for deferred federal income taxes	(4,752)	(2,830)	(262)
Other adjustments	24	—	—
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	73,983	38,495	1,374
Unearned premiums, net of deferred premiums and premiums receivable	(11,882)	1,116	2,170
Reinsurance recoverables, net of reinsurance withheld	(2,250)	(5,987)	(1,426)
Accrued investment income	(1,963)	(610)	(372)
Other assets and other liabilities	10,804	8,284	670
Federal income taxes payable (recoverable)	335	(558)	161

Net cash provided by operating activities	82,738	41,028	501

Cash flows from investing activities, net of effects of acquisition:
Purchases of investments	(352,980)	(78,096)	(41,901)
Sales of investments	173,881	20,206	5,840
Maturities and redemptions of investments	20,115	3,877	182
Purchases of property and equipment	(687)	(314)	(267)
Cash paid for acquisition, net of cash acquired	—	—	(5,022)

Net cash used in investing activities	(159,671)	(54,327)	(41,168)

Cash flows from financing activities:
Net proceeds from initial public offering of common stock	80,774	—	—
Proceeds from exercise of stock options	15	—	—
Proceeds from issuance of surplus notes, net of debt issuance costs	—	11,409	—
Proceeds from issuance of preferred stock	—	5,161	45,675

Net cash provided by financing activities	80,789	16,570	45,675

Net increase in cash and cash equivalents	3,856	3,271	5,008
Cash and cash equivalents at beginning of period	8,279	5,008	—

Cash and cash equivalents at end of period	$12,135	$8,279	$5,008

Supplemental disclosure of cash flow activities:
Federal income taxes paid	$12,935	$6,336	$—
Interest paid on surplus notes	863	335	—
Purchase price adjustment	—	771	—
Increase in accrued liabilities incurred due to acquisition of assets	—	—	476
See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      SeaBright Insurance Holdings, Inc. (“SIH” or the “Company”), a Delaware corporation, was formed in June 2003. On July 14, 2003, SIH entered into a purchase agreement, effective September 30, 2003, with Kemper Employers Group, Inc. (“KEG”), Eagle Insurance Companies (“Eagle”), and Lumbermens Mutual Casualty Company (“LMC”), the ultimate owner of KEG and Eagle (the “Acquisition”). Under this agreement, SIH acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights as further discussed in Note 17.
      KEIC is licensed to write workers’ compensation insurance in 43 states and the District of Columbia. Domiciled in the State of Illinois and commercially domiciled in the State of California, it writes both state act workers’ compensation insurance and United States Longshore and Harborworkers’ Compensation insurance (“USL&H”). Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. As further discussed in Note 17, in connection with the Acquisition, KEIC and LMC entered into an agreement whereby LMC agreed to indemnify KEIC in the event of adverse development of the reserves stated on KEIC’s balance sheet at the Acquisition date, for a period of approximately eight years. In addition, KEIC agreed to share with LMC any positive development of those reserves. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.
      PointSure is engaged primarily in administrative and brokerage activities. Eagle consists of Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc., both writers of state act workers’ compensation insurance and USL&H that are in run-off as of December 31, 2005.
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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There was no activity from June 19, 2003 (inception) through September 30, 2003. References to the three month period ended December 31, 2003 also cover the period from June 19, 2003 (inception) through December 31, 2003.

b. Investment Securities
      Investment securities are classified as available-for-sale and carried at fair value, adjusted for other-than-temporary declines in fair value, with changes in unrealized gains and losses recorded directly in other comprehensive income, net of applicable income taxes. The estimated fair value of investments in available-for-sale securities is generally based on quoted market value prices for securities traded in the public marketplace or, for securities that are not traded in the public marketplace, is generally based on analytically determined values. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.
      Mortgage-backed securities represent participating interests in pools of first mortgage loans originated and serviced by the issuers of securities. These securities are carried at fair value. Premiums and discounts are amortized using a method that approximates the level yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. To the extent that the estimated lives of such securities change as a result of changes in prepayment rates, the adjustment is also included in net investment income. Prepayment assumptions used for mortgage-backed and asset-backed securities were obtained from an external securities information service and are consistent with the current interest rate and economic environment.
      Investment income is recorded when earned. For the purpose of determining realized gains and losses, which arise principally from the sale of investments, the cost of securities sold is based on specific-identification as of the trade date.

c. Cash and Cash Equivalents
      Cash and cash equivalents, which consist primarily of amounts deposited in banks and financial institutions, and all highly liquid investments with maturities of 90 days or less when purchased, are stated at cost.

d. Use of Estimates
      The preparation of the consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company has used significant estimates in determining unpaid loss and loss adjustment expenses, goodwill and other intangibles, earned premiums on retrospectively rated policies, earned but unbilled premiums, federal income taxes and amounts related to reinsurance.

e. Premiums Receivable
      Premiums receivable are recorded at the invoiced amount as they are earned over the life of the contract in proportion to the amount of insurance protection provided. The allowance for doubtful accounts is the Company’s best estimate of the amount of uncollectable premium in the Company’s existing premiums receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

g. Property and Equipment
      Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Depreciation expense totaled $310,000 and $166,000 for the years ended December 31, 2005 and 2004, respectively, and $20,000 for the period from inception through December 31, 2003.

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
      Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported using actuarial loss development factors and is consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the years ended December 31, 2005 and 2004, approximately 31.6% and 35.8%, respectively, of direct premiums written related to retrospectively rated policies.
      The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period. Included in deferred premiums at December 31, 2005 and 2004 and premiums earned for the years then ended are accruals for earned but unbilled premiums of $2.2 million and $1.7 million, respectively.
      Service income generated from various underwriting and claims service agreements with third parties is recognized as income in the period in which services are performed.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

j. Unpaid Loss and Loss Adjustment Expense
      Unpaid loss and loss adjustment expenses represent estimates of the ultimate net cost of all unpaid losses incurred through the specified period. Loss adjustment expenses are estimates of unpaid expenses to be incurred in settlement of the claims included in the liability for unpaid losses. These liabilities, which anticipate salvage and subrogation recoveries and are presented gross of amounts recoverable from reinsurers, include estimates of future trends in claim severity and frequency and other factors that could vary as the losses are ultimately settled. Liabilities for unpaid loss and loss adjustment expenses are not discounted to account for the time value of money.
      We use independent actuaries to assist in the evaluation of the reasonableness of our liability for unpaid loss and loss adjustment expense. In light of the Company’s short operating history, and uncertainties concerning the effects of legislative reform specifically as it relates to the Company’s California workers compensation class of business, actuarial techniques are applied that use the historical experience of the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

•	the Company’s claims experience and that of its predecessor;

•	the industry’s claims experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	legislative reforms affecting workers’ compensation; and

•	the environment in which insurance companies operate.
      Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the liability for unpaid loss and loss adjustment expenses are reasonable. The estimates are reviewed periodically and any necessary adjustments are included in the results of operations of the period in which the adjustment is determined.

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

l. Income Taxes
      The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse, net of any applicable valuation allowances. We evaluate the necessity of a deferred tax asset valuation allowance by determining, based on the weight of available evidence, whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. When necessary, a valuation allowance is recorded to reduce the deferred tax asset to the amount that is more likely than not to be realized.

m. Earnings Per Share
      The following table provides the reconciliation of weighted average common share equivalents outstanding used in calculating earnings per share for the years ended December 31, 2005 and 2004:

	Year Ended December 31,

	2005	2004

Weighted average basic shares outstanding	15,509,547	—
Weighted average shares issuable upon conversion of preferred stock	426,181	7,387,276
Weighted average shares issuable upon exercise of outstanding stock options	260,127	—

Weighted average diluted shares outstanding	16,195,855	7,387,276

      Earnings per share is not presented for the period ended December 31, 2003 as there were no issued and outstanding shares of common stock and the Company had a net loss. Any common stock equivalents would be anti-dilutive. Outstanding options to purchase shares of our common stock are excluded for the year ended December 31, 2004 because they are anti-dilutive.

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income (loss) for the years ended December 31, 2005 and 2004 and for the three month period ended December 31, 2003 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	Year Ended		Three Months
	December 31,		Ended
			December 31,
	2005	2004	2003

	(In thousands)
Net income (loss):
As reported	$18,292	$7,206	$(202)
Less SFAS No. 123 compensation costs, net of taxes	(243)	(80)	(17)

Pro forma net income (loss)	$18,049	$7,126	$(219)

Fully diluted income per common share equivalent, as reported	$1.13	$0.98
Less SFAS No. 123 compensation costs, net of taxes	(0.02)	(0.01)

Pro forma fully diluted income per common share equivalent	$1.11	$0.97

      The compensation expense included in the pro forma net income (loss) is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards may be made each year.
      The per-share weighted average grant date fair value of options granted was $3.09 in 2005, $1.09 in 2004 and $1.06 in 2003. The fair value of stock options granted was estimated on the dates of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to perform the calculations:

	Year Ended		Three Months
	December 31,		Ended
			December 31,
	2005	2004	2003

Expected dividend yield	—	—	—
Risk-free interest rate	3.96%	2.61%	2.54%
Expected life (years)	7.0	7.0	7.0
Volatility	0.16	—	—

o. Recent Accounting Statements
      SFAS No. 123 (revised 2004), “Share-based Payment,” was issued in December 2004. Statement No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
      The Company adopted SFAS No. 123R for its fiscal year that began on January 1, 2006. For periods prior to adoption, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using the intrinsic value method as detailed in Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in Note 2.n.

p. Reclassifications
      Certain reclassifications have been made to the prior years’ financial statements to conform to classifications used in the current year.

3.	Investments
      The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at December 31, 2005 and 2004 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
2005:
Fixed income securities:
U.S. Treasury securities	$16,410	$44	$(224)	$16,230
Government sponsored agency securities	11,239	12	(211)	11,040
Corporate securities	29,299	3	(585)	28,717
Tax-exempt municipal securities	154,057	486	(926)	153,617
Mortgage pass-through securities	36,031	19	(467)	35,583
Collateralized mortgage obligations	3,627	—	(47)	3,580
Asset-backed securities	9,352	5	(75)	9,282

Total fixed income securities	260,015	569	(2,535)	258,049
Equity securities	3,037	17	—	3,054

Total investment securities available-for-sale	$263,052	$586	$(2,535)	$261,103

2004:
U.S. Treasury securities	$8,763	$2	$(72)	$8,693
Government sponsored agency securities	5,999	3	(40)	5,962
Corporate securities	20,612	327	(12)	20,927
Tax-exempt municipal securities	54,653	648	(59)	55,242
Mortgage pass-through securities	10,943	58	(22)	10,979
Collateralized mortgage obligations	1,177	—	(10)	1,167
Asset-backed securities	2,698	2	(9)	2,691

Total investment securities available-for-sale	$104,845	$1,040	$(224)	$105,661

      Equity securities consist of investments in a high-yield municipal bond mutual fund. The Company had no direct investments in equity securities at December 31, 2005 or 2004. At December 31, 2005 and 2004, the unrealized loss on temporarily impaired investments totaled $2.5 million and $224,000, respectively, for investment securities available-for-sale with a fair value of $186.7 million and $29.8 million, respectively. All were impaired for less than one year. Temporarily impaired securities are a result of market value changes and are expected to regain the lost value with market shifts. In such

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instances, the Company has the ability to hold these securities until lost value is regained. Other-than-temporarily impaired securities are a result of potential contractual failure by the issuer, are not expected to rebound and, therefore, are considered impaired.
      The Company evaluated investment securities with December 31, 2005 fair values less than amortized cost and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.
      The amortized cost and estimated fair value of fixed income securities available-for-sale at December 31, 2005, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Estimated
Maturity	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$4,684	$4,666
Due after one year through five years	45,083	44,469
Due after five years through ten years	138,754	138,032
Due after ten years	22,484	22,437
Securities not due at a single maturity date	49,010	48,445

Total investment securities available-for-sale	$260,015	$258,049

      The consolidated amortized cost of fixed income securities available-for-sale deposited with various regulatory authorities was $53.4 million and $26.8 million at December 31, 2005 and 2004, respectively.
      Major categories of consolidated net investment income are summarized as follows for the years ended December 31, 2005 and 2004 and the three month period ended December 31, 2003:

	Year Ended		Three Months
	December 31,		Ended
			December 31,
	2005	2004	2003

	(In thousands)
Fixed income securities available-for-sale	$7,700	$2,609	$333
Equity securities available-for-sale	37	—	—
Cash and short-term investments	622	111	21

Total gross investment income	8,359	2,720	354
Less investment expenses	(527)	(252)	(41)

Net investment income	$7,832	$2,468	$313

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Proceeds from the sales of fixed income and equity securities, related realized gains and losses and changes in unrealized gains (losses) were as follows:

				Change in
		Realized	Realized	Unrealized
	Proceeds	Gains	Losses	Gains (Losses)

	(In thousands)
Year Ended December 31, 2005:
Fixed income securities	$193,996	$476	$(702)	$(2,782)
Equity securities	—	—	—	17
Year Ended December 31, 2004:
Fixed income securities	$24,083	$99	$(66)	$615
Three Months Ended December 31, 2003:
Fixed income securities	$6,022	$—	$(4)	$201

4.	Fair Value of Financial Instruments
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
      The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments in the accompanying consolidated financial statements and notes:

•	Cash and cash equivalents, premiums receivable, accrued expenses, other liabilities and surplus notes: The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.

•	Investment securities: The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace or analytically determined values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company’s investment securities are disclosed in Note 3.
      Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

5.	Premiums
      Direct premiums written totaled $195.5 million and $134.5 million for the years ended December 31, 2005 and 2004, respectively, and $22.2 million for the three month period ended December 31, 2003.
      Premiums receivable consist of the following at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Premiums receivable	$10,750	$8,068
Allowance for doubtful accounts	(887)	(671)

	$9,863	$7,397

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in the allowance for doubtful accounts for the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (inception) through December 31, 2003 is as follows (in thousands):

Balance at June 19, 2003	$—
Additions charged to bad debt expense	(64)
Write offs charged against allowance	42

Balance at December 31, 2003	(22)
Additions charged to bad debt expense	(764)
Write offs charged against allowance	115

Balance at December 31, 2004	(671)
Additions charged to bad debt expense	(267)
Write offs charged against allowance	51

Balance at December 31, 2005	$(887)

6.	Property and Equipment
      Property and equipment at December 31, 2005 and 2004 are summarized as follows:

	December 31,

	2005	2004

	(In thousands)
Furniture and equipment	$1,365	$678
Less accumulated depreciation and amortization	(495)	(185)

Property and equipment, net	$870	$493

7.	Deferred Policy Acquisition costs
      The following reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2005 and 2004 and the three months ended December 31, 2003:

	Year Ended		Three Months
	December 31,		Ended
			December 31,
	2005	2004	2003

	(In thousands)
Beginning balance	$7,588	$1,936	$—
Policy acquisition costs deferred	22,397	15,637	2,258
Amortization of deferred policy acquisition costs	(19,686)	(9,985)	(322)

Ending balance	$10,299	$7,588	$1,936

8.	Reinsurance

a. Reinsurance Ceded
      Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective October 1, 2005, the Company entered into reinsurance agreements wherein it retains the first $500,000 of each loss occurrence. Losses in excess of $500,000 up to $50.0 million are reinsured with nonaffiliated reinsurers as follows:

Layer	General Description

$500,000 excess of $500,000 each loss occurrence	Reinsured 50%, subject to an annual aggregate deductible of $1.5 million and an aggregate limit of $10.0 million.
$4.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate deductible of $2.0 million and an aggregate limit of $16.0 million.
$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $15.0 million.
$40.0 million excess of $10.0 million each loss occurrence	Fully reinsured in two sub-layers. The first sub- layer affords coverage of up to $10.0 million for each loss occurrence in excess of $10.0 million, subject to an aggregate limit of $20.0 million. The second sub-layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million, subject to an aggregate limit of $60.0 million.
      The above coverage is subject to various limitations and exclusions as more fully described in the reinsurance agreements.
      Effective from October 1, 2004 through October 1, 2005, the Company entered into reinsurance agreements wherein it retains the first $500,000 of each loss occurrence. Losses in excess of $500,000 up to $100.0 million are 100% reinsured with nonaffiliated reinsurers.
      Effective from October 1, 2003 through October 1, 2004, the Company entered into reinsurance agreements wherein it retains the first $500,000 of each loss occurrence. The next $500,000 of such loss occurrence is 50% retained by SBIC after meeting a $1.5 million aggregate deductible. Losses in excess of $1.0 million up to $100.0 million are 100% reinsured with nonaffiliated reinsurers.
      SBIC has in place a series of reinsurance agreements that were entered into prior to its acquisition by SIH which are as follows: Effective from January 1, 1999 through January 1, 2001, SBIC retains the first $250,000 of each loss occurrence; the next $750,000 of such loss occurrence is 100% reinsured with nonaffiliated reinsurers. Losses in excess of $1.0 million up to $4.0 million for this time period are 100% reinsured with nonaffiliated reinsurers. Effective July 1, 2000 through July 1, 2002, SBIC retains the first $500,000 of each loss occurrence; the next $500,000 of such loss occurrence is 100% reinsured with nonaffiliated reinsurers. Effective January 1, 2001 through January 1, 2002, SBIC retains the first $1.0 million of each loss occurrence; losses up to $5.0 million are 100% reinsured with nonaffiliated reinsurers. Effective October 1, 2000 through October 1, 2001 SBIC has a quota-share agreement whereby 10% of the first $250,000 loss plus a pro-rata share of expenses are 100% reinsured with Swiss Reinsurance Company. Effective January 1, 2002 through May 31, 2002, 100% of all losses are 100% quota-shared to Argonaut Insurance Company.
      As part of the purchase of SBIC, SIH, and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $3.4 million at December 31, 2005 and $2.9 million at December 31, 2004. The increase in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying consolidated statements of operations.
      As part of the Agreement, LMC placed into trust (the “Trust”) an amount equal to 10% of the balance sheet reserves of SBIC at the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to 102% of LMC’s obligations under the Agreement. Initial loss reserves were $16.0 million. The balance of the Trust was $4.9 million at December 31, 2005 and $4.8 million at December 31, 2004.

b. Reinsurance Assumed
      The Company assumes business from the National Council for Compensation Insurance primarily in the states of Alabama, Alaska, Arizona, Illinois, Nevada, New Jersey, Oregon and South Carolina as part of the Residual Market Pool program.

c. Reinsurance Recoverables and Income Statement Effects
      Balances affected by reinsurance transactions are reported gross of reinsurance in the balance sheets. Reinsurance recoverables are comprised of the following amounts at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$13,745	$12,582
Reinsurance recoverables on paid losses	630	902

Total reinsurance recoverables	$14,375	$13,484

      The Company recorded no write-offs of uncollectible reinsurance recoverables in the years ended December 31, 2005 and 2004 or the three month period ended December 31, 2003.
      The effects of reinsurance on income statements amounts are as follows for the years ended December 31, 2005 and 2004 and the three month period ended December 31, 2003:

	Year Ended		Three Months
	December 31,		Ended
			December 31,
	2005	2004	2003

	(In thousands)
Reinsurance assumed:
Written premiums	$9,209	$1,162	$—
Earned premiums	8,360	999	—
Losses and loss adjustment expenses incurred	5,936	851	—
Reinsurance ceded:
Written premiums	$19,082	$16,067	$2,759
Earned premiums	22,317	13,153	419
Losses and loss adjustment expenses incurred	3,599	2,972	2,117
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
      The Company did not commute any reinsurance agreements in the years ended December 31, 2005 and 2004 or the three month period ended December 31, 2003.

9.	Unpaid Loss and Loss Adjustment Expenses
      The following table summarizes the activity in unpaid loss and loss adjustment expense for the years ended December 31, 2005 and 2004 and the three month period ended December 31, 2003:

	Year Ended		Three Months
	December 31,		Ended
			December 31,
	2005	2004	2003

	(In thousands)
Beginning balance	$55,646	$18,495	$—
Balance acquired at October 1, 2003, net of reinsurance recoverables of $9,938	—	—	15,953
Incurred related to:
Current period	108,424	53,594	3,024
Prior periods	(2,142)	451	2,468
Receivable under adverse development cover	(499)	(385)	(2,468)

Total incurred	105,783	53,660	3,024

Paid related to:
Current period	(18,698)	(11,401)	(1,061)
Prior periods	(14,764)	(5,493)	(1,889)

Total paid	(33,462)	(16,894)	(2,950)
Receivable under adverse development cover	499	385	2,468

Ending balance, net of reinsurance recoverables of $13,745 in 2005, $12,582 in 2004 and $11,238 in 2003	$128,466	$55,646	$18,495

      As a result of changes in estimates of insured events in prior periods, the unpaid loss and loss adjustment expenses decreased by approximately $3.6 million in 2005 due to positive development on previously reported claims in accident year 2004. For accident years 2003 and prior, unpaid loss and loss adjustment expenses increased $1.5 million due to development on previously reported claims. LMC is obligated to reimburse the Company for $499,000 of the prior period development. In connection with the Acquisition, KEIC and LMC entered into an agreement to indemnify each other with respect to developments in KEIC’s unpaid loss and loss adjustment expenses over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.

10.	Surplus Notes
      On May 26, 2004, SBIC issued in a private placement $12.0 million in subordinated floating rate Surplus Notes due in 2034. The transaction was underwritten by Morgan Stanley & Company and Cochran & Caronia Securities, LLC. The noteholder is ICONS, Ltd. and Wilmington Trust Company acts as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points. The quarterly interest rate cannot exceed the

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which the Company may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. To date, there has been no Excess Interest. The interest rate at December 31, 2005 was 8.39%. Interest and principal may only be paid upon the prior approval of the Illinois Division of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Division of Insurance approval, the Company cannot pay dividends on its capital stock, is limited in its ability to redeem, purchase or acquire any of its capital stock and cannot make payments of interest or principal on any debt issued by the Company which ranks equal with or junior to the Surplus Notes. If an event of default occurs and is continuing, the principal and accrued interest can become immediately due and payable. Interest expense for the years ended December 31, 2005 and 2004 was $888,000 and $415,000, respectively.
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
      Issuance costs of $591,000 incurred in connection with the Surplus Notes are being amortized over the life of the notes using the effective interest method. Amortization expense for the years ended December 31, 2005 and 2004 was $44,000 and $20,000, respectively.

11.	Income Taxes
      The operations of SIH and its subsidiaries are included in a consolidated federal income tax return.
      The following is a reconciliation of the difference between the “expected” income tax computed by applying the federal statutory income tax rate to income before income taxes and the total federal income taxes reflected on the books for the initial years ended December 31, 2005 and 2004 and the three month period ended December 31, 2003:

	Year Ended		Three Months
	December 31,		Ended
			December 31,
	2005	2004	2003

	(In thousands)
Expected federal income tax expense (benefit)	$9,360	$3,579	$(103)
Tax exempt bond interest income	(1,172)	(508)	—
Other	263	(51)	2

Total federal income tax expense (benefit)	$8,451	$3,020	$(101)

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for federal income tax reporting purposes. The significant components of the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Unpaid loss and loss adjustment expenses	$6,175	$2,865
Unearned premium	5,743	4,201
Unrealized net loss on investment securities	682	—
Bad debt reserves	311	193
Amortizable assets	308	229
Accrued vacation	158	—
Guaranty fund payable	111	—
Other	150	84

Total gross deferred tax assets	13,638	7,572

Deferred tax liabilities:
Fixed assets	(101)	(112)
Prepaid expenses	(173)	(160)
Debt issuance costs	—	(200)
State insurance licenses	(420)	(408)
Deferred acquisition costs	(3,605)	(2,657)
Unrealized net gain on investment securities	—	(368)
Other	(16)	(63)

Total deferred tax liabilities	(4,315)	(3,968)

Net deferred tax asset	$9,323	$3,604

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

12.	Statutory Net Income and Stockholders’ Equity
      SBIC is required to file annually with state regulatory insurance authorities financial statements prepared on an accounting basis as prescribed or permitted by such authorities (statutory basis accounting or “SAP”). Statutory net income and capital and surplus (stockholders’ equity) differ from amounts reported in accordance with GAAP, primarily because policy acquisition costs are expensed when incurred, certain assets designated as “nonadmitted” for statutory purposes are charged to surplus, fixed-income securities are reported primarily at amortized cost or fair value based on their rating by the National

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Association of Insurance Commissioners (“NAIC”), policyholders’ dividends are expensed as declared rather than accrued as incurred, income tax expense reflects only taxes paid or currently payable, and any change in the admitted net deferred tax asset is offset to equity. Following is a summary of SBIC’s statutory net gain (loss) for the years ended December 31, 2005, 2004 and 2003 and capital and surplus as of December 31, 2005, 2004 and 2003:

	December 31,

	2005	2004	2003

	(In thousands)
Statutory net gain (loss)	$12,494	$(1,735)	$(2,955)
Statutory capital and surplus	144,732	54,499	35,858
      The maximum amount of dividends which can be paid by insurance companies domiciled in the State of Illinois to stockholders without prior approval of regulatory authorities is restricted, if such dividend together with other distributions during the 12 preceding months would exceed the greater of 10% of the insurer’s statutory surplus as regards policyholders as of the preceding December 31, or the statutorily adjusted net income for the preceding calendar year. If the limitation is exceeded, then such proposed dividend must be reported to the Director of Insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized gains. At December 31, 2005, the SBIC had statutory earned surplus of $12.9 million. Consequently, SBIC would be able to pay up to $12.9 million of stockholder dividends in 2006 without the prior approval of the regulators. KEIC was last examined by the Illinois Division of Insurance as of December 31, 2000. The State of Illinois imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2005 and 2004, SBIC exceeded the minimum risk-based capital requirements.

13.	Commitments
      The Company leases certain office space for its headquarters and regional offices under agreements that are accounted for as operating leases. Lease expense totaled $1.1 million and $571,000 for the years ended December 31, 2005 and 2004, respectively, and $158,000 for the three month period ended December 31, 2003. Total rent, including the effect of rent increases and concessions, is expensed on a straight-line basis over the respective lease terms.
      Future minimum payments required under the agreements are as follows:

Operating
Leases

(In thousands)
2006	$831
2007	805
2008	792
2009	563
2010	39
Thereafter	—

$3,030

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Retirement Plan
      The Company maintains a defined contribution retirement plan covering substantially all of its employees. The Company matches 100% of the first three percent of eligible compensation contributed to the plan on a pre-tax basis, and 50% of the next two percent of eligible compensation contributed to the plan on a pre-tax basis. In addition, the Company makes an additional contribution equal to one percent of compensation and a discretionary contribution in an amount determined by the Board of Directors at plan year end. The discretionary contribution was one percent for the year ended December 31, 2005 and two percent for the year ended December 31, 2004. Employees are 100% vested in all matching contributions when they are made. Contribution expense for the years ended December 31, 2005 and 2004 was $571,000 and $316,000, respectively, and $60,000 for the three month period ended December 31, 2003.

15.	Contingencies
      a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments should be accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has accrued a liability for guaranty fund and other assessments of $4.3 million at December 31, 2005 and has recorded a related asset for premium tax offset and policy surcharges of $2.5 million at that date. This amount represents management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid. Policy surcharges are generally collected in the year following assessment and premium tax offsets are generally recognized over a period of up to five years following the year of assessment.
      b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

16.	Retrospectively Rated Contracts
      On October 1, 2003, the Company began selling workers’ compensation insurance policies for which the premiums vary based on loss experience. Accrued retrospective premiums are determined based upon loss experience on business subject to such experience rating adjustment. Accrued retrospective rated premiums are determined by or allocated to individual policyholder accounts. Accrued retrospective premiums and return retrospective premiums are recorded as additions to and reductions from written premium, respectively. Approximately 31.6% and 35.8% of the Company’s direct premiums written for the years ended December 31, 2005 and 2004, respectively, related to retrospectively rated contracts and approximately 43.8% of direct premiums written for the three month period ended December 31, 2003 related to such contracts. The Company accrued $4.2 million for retrospective premiums receivable and $6.3 million for return retrospective premiums at December 31, 2005 and $1.1 million for retrospective premiums receivable and $593,000 for return retrospective premiums at December 31, 2004.

17.	Acquisition
      On July 14, 2003, SIH entered into a purchase agreement, effective September 30, 2003, with KEG, Eagle and LMC, all ultimately owned by KIC. In the Acquisition, SIH acquired PointSure, KEIC, and the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company. Eagle Pacific Insurance Company began writing specialty workers’ compensation insurance approximately 20 years ago. The Acquisition gave SIH renewal

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rights to an existing portfolio of business, representing a valuable asset given the renewal nature of the workers’ compensation insurance business, and a fully-operational infrastructure that would have taken many years to develop. These renewal rights gave the Company access to customer lists and the right to seek to renew its continuing in-force insurance contracts. In addition, KEIC provided the requisite insurance licenses needed to write business.
      The initial aggregate purchase price, including acquisition costs of $1.3 million, was $16.0 million. The acquired assets and liabilities were recorded on the Company’s books at their respective fair values as of the date of Acquisition. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was $2.1 million. The consolidated statements of operations for the years ended December 31, 2005 and 2004 and for the three month period ended December 31, 2003 include the operations of KEIC and PointSure since October 1, 2003.
      The Company and LMC negotiated a final purchase price adjustment settlement on September 28, 2004. Included in the original purchase price allocation was an estimated purchase price settlement amount of $1.1 million. The final purchase price adjustment settlement of $771,000 reduced the October 1, 2003 balance of reinsurance recoverables by $155,000 and increased the liability for unpaid loss and loss adjustment expenses by $226,000. The Company was required to pay interest expense of $30,000 related to the settlement period. In addition, the Company recorded an entry to increase other assets and reduce goodwill by $535,000.
      The following table summarizes the estimated fair value of assets acquired and liabilities assumed in the Acquisition:

		As
		Originally
	As Adjusted	Recorded

	(In thousands)
Assets:
Investment securities available-for-sale, at fair value	$15,923	$15,923
Cash and cash equivalents	10,511	10,511
Accrued investment income	113	113
Premiums receivable, net of allowance	3,386	3,386
Reinsurance recoverables	10,807	10,962
Deferred federal income taxes	797	797
Intangible assets	3,007	3,007
Goodwill	1,527	2,062
Other assets	1,888	1,353

Total assets	47,959	48,114

Liabilities:
Unpaid loss and loss adjustment expenses	26,117	25,891
Reinsurance funds withheld and balances payable	805	805
Accrued expenses and other liabilities	5,225	5,410

Total liabilities	32,147	32,106

Net assets acquired	$15,812	$16,008

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
      In addition to the final purchase price adjustment settlement, the Company and LMC agreed to hire an outside actuary to determine the unpaid loss and loss adjustment expenses at September 30, 2004 related to the adverse development cover agreement with LMC, agreeing that, if necessary, LMC would place additional funds into the Trust account to increase the amount to 102% of any determined obligation. In accordance with the terms of the adverse development cover agreement and the agreement governing the Trust account, on December 23, 2004, LMC deposited into the Trust account an additional $3.2 million. The balance of the Trust was $4.9 million at December 31, 2005 and $4.8 million at December 31, 2004.
      The following 2003 pro forma consolidated results of operations (unaudited) have been prepared as if the Acquisition had occurred on January 1, 2003:

(In thousands,
except earnings
per share)
Total revenue	$58,959
Net income	4,774
Fully diluted earnings per common share equivalent outstanding	5.23

18.	Intangible Assets
      Intangible assets, other than goodwill, consist of the following at December 31, 2005 and 2004 (dollar amounts in thousands):

			Accumulated Amortization
	Gross
	Carrying	Amortization	December 31,	December 31,
	Amount	Period (Years)	2005	2004

Intangible assets:
State insurance licenses	$1,200	—	$—	$—
Renewal rights	783	2	783	489
Internally developed software	944	3	708	393
Trademark	50	5	22	13
Customer relations	30	2	30	19

	$3,007		$1,543	$914

      The weighted average amortization period for all intangible assets subject to amortization is 2.6 years. Aggregate amortization expense was $629,000 and $731,000 for the years ended December 31, 2005 and 2004, respectively, and $183,000 for the three month period ended December 31, 2003. Estimated remaining amortization expense is $246,000 in 2006, $10,000 in 2007 and $7,500 in 2008.

19.	Stockholders’ Equity

a. Convertible Preferred Stock
      In September 2003, the Company’s board of directors authorized 750,000 shares of convertible preferred stock, all of which were designated as Series A preferred stock. In September 2003, the Company sold 456,750 shares of Series A preferred stock for cash proceeds, net of issuance costs, of $45.7 million. In June 2004, the Company sold an additional 51,615.25 shares of Series A preferred stock to current preferred stockholders and certain members of Company management for an aggregate purchase

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
price of $5.2 million. Each share of Series A preferred stock was convertible into 15.299664 shares of the Company’s common stock, after giving effect to a two-for-one split of the Company’s common stock in February 2004 and a further 7.649832-for-one split of the Company’s common stock in December 2004. All references to numbers of shares in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock splits on a retroactive basis. All outstanding shares of Series A preferred stock were converted into 7,777,808 shares of common stock in connection with the initial public offering of the Company’s common stock in January 2005.

b. Common Stock
      In September 2003, the Company’s board of directors authorized 750,000 shares of common stock with a par value $0.01 per share. The number of authorized shares of common stock was increased to 1.1 million in March 2004, 1.2 million in August 2004, 10.0 million in December 2004 and 75.0 million in January 2005. The board of directors declared a two-for-one common stock split in February 2004 and a further 7.649832-for-one common stock split in December 2004. The Company completed the initial public offering of its common stock in January 2005, issuing 8,625,000 shares of common stock at a price of $10.50 per share for net proceeds of approximately $80.8 million. As explained in Note 21, in February 2006, the Company completed a follow-on offering of 3,910,000 shares of common stock at a price of $15.75 per share for net proceeds of approximately $57.7 million.

c. Common Stock Options
      The stockholders and board of directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003 and the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004. Following completion of the Company’s initial public offering in January 2005, no additional stock options were granted under the 2003 Plan.
      The board of directors has the authority to determine all matters relating to options and restricted stock to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest evenly over four years and expire ten years from the date of grant. The board of directors reserved an initial total of 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or; (ii) such lesser number of shares as determined by the board of directors.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 491,508 shares had been granted, and 1,047,755 shares for issuance under the 2005 Plan, of which 321,351 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock option awards under the 2003 Plan. The following table summarizes stock option activity:

		Weighted
	Number of	Average Exercise
	Shares	Price per Share

Beginning balance	—	$—
Options granted	388,231	6.54
Options forfeited	—	—

Balance at December 31, 2003	388,231	6.54
Options granted	107,102	6.54
Options forfeited	(3,825)	6.54

Balance at December 31, 2004	491,508	6.54
Options granted	315,351	10.60
Options exercised	(2,335)	6.54

Balance at December 31, 2005	804,524	8.13

      The following table summarizes stock option information at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price

$ 6.54	489,173	7.87	$6.54	217,601	$6.54
10.50	298,351	9.06	10.50	—	—
12.00-12.54	17,000	9.33	12.38	—	—

	804,524	8.34	8.13	217,601	6.54

      In March 2005, the Compensation Committee of the Board of Directors granted 2,000 shares of restricted common stock to each of three non-employee directors. The grant date fair value of the restricted stock was $11.40 per share. The restricted shares automatically vest on the third anniversary of the date of grant. In the year ended December 31, 2005, the Company recorded compensation expense totaling $17,600 in connection with these shares.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Information (unaudited)
      The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2005 and 2004.

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except earnings per share)
Fiscal year 2005:
Premiums earned	$29,159	$39,645	$40,719	$49,327
Loss and loss adjustment expenses	20,267	26,988	27,095	31,433
Underwriting, acquisition and insurance expenses	6,379	8,637	8,058	10,765
Net income	2,708	4,216	5,067	6,301
Fully diluted income per common share equivalent	$0.18	$0.25	$0.30	$0.38
Fiscal year 2004:
Premiums earned	$8,513	$15,651	$24,038	$29,758
Loss and loss adjustment expenses	6,598	11,371	16,854	18,837
Underwriting, acquisition and insurance expenses	2,547	3,669	4,291	7,347
Net loss	354	967	2,695	3,190
Fully diluted loss per common share equivalent	$0.06	$0.15	$0.36	$0.41

21.	Subsequent Event
      On February 1, 2006, the Company closed a follow-on public offering of 3,910,000 shares of common stock, including the underwriters’ over-allotment option, at a price of $15.75 per share for net proceeds of approximately $57.7 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $3.9 million. The Company contributed $50.0 million of the net proceeds to SeaBright Insurance Company, which intends to use the capital to expand its business in its core markets and to new territories. The remaining proceeds will be used for general corporate purposes, including supporting the growth of PointSure.

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
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2002, and the results of its operations and its cash flows for the nine months ended September 30, 2003 and for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 2 (i) and 17 to the combined financial statements, effective January 1, 2002 the Predecessor adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

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

PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Revenue:
Premiums earned	$36,916	$17,058
Service income	698	1,169
Net investment income	1,735	3,438
Net realized gains (losses)	14	(4,497)
Other income	1,514	1,152

	40,877	18,320

Losses and expenses:
Loss and loss adjustment expenses	25,395	4,992
Underwriting, acquisition, and insurance expenses	6,979	3,681
Other expenses	1,791	3,339

	34,165	12,012

Income before federal income taxes	6,712	6,308

Federal income tax expense (benefit):
Current	3,541	2,429
Deferred	(1,545)	589

	1,996	3,018

Net income before cumulative effect of change in accounting principle	4,716	3,290
Cumulative effect of change in accounting principle, net of tax	—	(4,731)

Net income (loss)	$4,716	$(1,441)

See accompanying notes to combined financial statements.

PREDECESSOR
COMBINED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY AND
COMPREHENSIVE INCOME

			Retained	Accumulated
			Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Total

	(In thousands)
Balance at December 31, 2001	$7,766	$103,259	$(22,908)	$(1,293)	$86,824
Comprehensive income:
Net loss	—	—	(1,441)	—	(1,441)
Other comprehensive income (loss):
Reclassification adjustment for realized losses recorded into income, net of tax of $1,299	—	—	—	2,415	2,415
Increase in unrealized gains, net of tax of $(14)	—	—	—	(26)	(26)

Comprehensive income					948

Balance at December 31, 2002	7,776	103,259	(24,349)	1,096	87,772
Comprehensive income:
Net income	—	—	4,716	—	4,716
Other comprehensive income (loss):
Reclassification adjustment for realized gains recorded into income, net of tax of $(5)	—	—	—	(9)	(9)
Increase in unrealized gains, net of tax of $203	—	—	—	377	377

Comprehensive income					5,084

Balance at September 30, 2003	$7,766	$103,259	$(19,633)	$1,464	$92,856

	2003		2002

		Issued and		Issued and
	Authorized	Outstanding	Authorized	Outstanding

Eagle Pacific Insurance Company Common Stock, $810 par value	6,500	6,500	6,500	6,500
Pacific Eagle Insurance Company Common Stock, $50 par value	50,000	50,000	50,000	50,000
PointSure Insurance Services, Inc. Common Stock, $1 par value	50,000	500	50,000	500
See accompanying notes to combined financial statements.

PREDECESSOR
COMBINED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,716	$(1,441)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	3,797	1,574
Policy acquisition costs deferred	(6,688)	(2,093)
Provision for depreciation and amortization	416	432
Net realized loss on investments	(14)	4,497
Gain on sale of fixed assets	—	2
Provision (benefit) for deferred federal income taxes	(1,545)	589
Cumulative effect on change in accounting principle	—	4,731
Changes in certain assets and liabilities:
Accrued investment income	104	233
Unpaid loss and loss adjustment expense	8,069	(12,873)
Unearned premiums, net of premiums receivable	(5,048)	(4,660)
Reinsurance recoverables, net of reinsurance funds withheld	11,326	18,463
Deferred gain on retroactive reinsurance transaction	(1,631)	(5,464)
Federal income taxes payable	3,080	863
Other assets and other liabilities	(4,079)	6,280

Net cash provided by operating activities	12,503	11,133

Cash flows from investing activities:
Purchases of investments	(5,794)	(29,943)
Sales, maturities and redemption of investments	15,603	38,488
Purchases of property and equipment	(56)	(42)
Sales of property and equipment	—	12

Net cash provided by investing activities	9,753	8,515

Net increase in cash and cash equivalents	22,256	19,648
Cash and cash equivalents at beginning of year	30,015	10,367

Cash and cash equivalents at end of year	$52,271	$30,015

Supplemental disclosure of cash flow information:
Federal income taxes paid	$—	$1,571
See accompanying notes to combined financial statements.

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Organization
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
      As further described in note 17, the Predecessor adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions for SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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
      Earned premium on retrospectively rated policies are based on our estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported using actuarial loss development factors and is consistent with how we project losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
policy has five yearly adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder.
      As of December 31, 2002, 42% of the Predecessor’s direct business was from retrospectively rated policies.
      Service income generated from various claims service agreements with the Predecessor’s parent and other third parties is recognized as income in the period in which services are performed.

l. Unpaid Loss and Loss Adjustment Expense
      Unpaid loss and loss adjustment expense represents estimates of the ultimate net cost of all unpaid losses incurred through the specified period. Unpaid loss adjustment expenses are estimates of unpaid expenses to be incurred in settlement of the claims provided in unpaid loss. These liabilities, which anticipate salvage and subrogation recoveries and are presented gross of amounts recoverable from reinsurers, include estimates of future trends in the frequency and severity of claims and other factors that could vary as the losses are ultimately settled. Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the unpaid loss and loss adjustment expenses are reasonable. The estimates are continually reviewed and necessary adjustments are included in current operations.

m. Reinsurance
      The Predecessor protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with affiliated and nonaffiliated reinsurers. Reinsurance premiums, commissions, expense reimbursements, and unpaid loss and loss adjustment expense related to assumed and ceded business are accounted for on a basis consistent with those used in accounting for original policies issued and the terms of the reinsurance contracts. Premiums assumed from an affiliate are reported as an addition to premiums written and earned. Premiums ceded to other companies have been reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.
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

o. Comprehensive Income
      Comprehensive income encompasses all changes in stockholder’s equity (except those arising from transactions with stockholders) and includes net income and changes in net unrealized investment gains and losses on investment securities available for sale, net of taxes.

3.	Investments
      The combined cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at December 31, 2002 are as follows:

	December 31, 2002

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

		(In thousands)
U.S. treasuries and government obligations	$20,410	$1,573	$—	$21,983
Asset-backed securities	2,065	119	—	2,184
Mortgage-backed securities	23,212	548	—	23,760

Total fixed income securities	45,687	2,240	—	47,927
Equity securities	8,518	—	554	7,964

Total available-for-sale securities	$54,205	$2,240	$554	$55,891

      At December 31, 2002, the unrealized loss on temporarily impaired investments totaled $554,239 for equity securities with a fair value of $7,964,000. All equity securities were impaired for less than one year. Temporarily impaired equity securities are a result of market value changes and are expected to regain the lost value with market shifts.
      The Predecessor evaluated equity securities with fair values less than cost and has determined that the decline in value is temporary. The Predecessor anticipates full recovery with respect to these securities.

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
      All stockholder dividends must be submitted for review to the Insurance Commissioner’s office prior to distribution. Dividends which exceed the greater of prior year net income or 10% of surplus or amounts in excess of earned surplus are considered to be extraordinary and require an extended period of review and approval by the Department of Insurance. During 2003 EPIC and PEIC could not pay more than $3.7 million and $1.6 million, respectively, in stockholder dividends without the prior approval of the regulators. Each insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified within certain levels, each of which requires specified corrective action. As of December 31, 2002, EPIC and PEIC exceeded the minimum risk-based capital requirements.

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
      The Predecessor writes workers’ compensation for which the premiums vary based on loss experience. The percentage of premiums written on retrospectively rated contracts for the nine months ending September 30, 2003, and for the years ended December 31, 2002 and 2001 were 48.4%, 42.0%, and 45.8%,

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
respectively. Accrued retrospective premiums are determined based upon loss experience on business subject to such experience rating adjustment. Accrued retrospective rated premiums are determined by or allocated to individual policyholder accounts. Accrued retrospective premiums and return retrospective premiums are recorded as additions to and reductions from written premium, respectively. The Predecessor had $5,667,060 accrued for retrospective premiums and $2,715,913 for return retrospective premiums at December 31, 2002.

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

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
existing acquired goodwill and other intangible assets for proper classification under the new requirements. In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years.
      The Predecessor adopted SFAS No. 142 effective January 1, 2002 and, accordingly ceased amortizing amounts related to goodwill starting January 1, 2002. The balance of goodwill relates to the acquisition of the Predecessor by its ultimate parent. In accordance with SFAS No. 142, management was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of the adoption. To accomplish this, management was required to identify its reporting units and determine the carrying value of its reporting units by assigning assets and liabilities, including the existing goodwill and intangible assets, to each reporting unit as of January 1, 2002. Management then determined the fair value of the Predecessor’s reporting units and compared it to the carrying amounts of the reporting units. To the extent the carrying amounts exceeded the fair value, management was required to perform the second step of the transitional impairment test, to determine the implied fair value of the reporting unit’s goodwill, as this would be an indication that the reporting unit’s goodwill may be impaired. As a result of this process, an impairment loss of $4,731,000 related to goodwill associated with the EPIC and PEIC reporting units was recognized upon adoption of SFAS No. 142. The state licenses and trademark were purchased on July 31, 1998 and were being amortized on a straight-line basis over 40 years and 5 years, respectively. Upon initial application of SFAS No. 142, the management reassessed the useful lives of these intangible assets and determined that the state licenses with a net book value at January 1, 2002 of $914,583 has an indefinite useful life because it is expected to generate cash flows indefinitely. Management ceased amortizing the trademark on January 1, 2002. The trademark is deemed to approximate the original useful life of 5 years and the remaining balance of $5,833 will be amortized during 2003.
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

PREDECESSOR
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events
      On October 1, 2003, as a result of the policy renewal rights and other assets being sold to SIH, EPIC and PEIC were placed in runoff by LMC.
      On December 31, 2003, EPIC was merged into another LMC subsidiary, American Protection Insurance Company.
      On August 31, 2004, PEIC was merged into another LMC subsidiary, American Motorists Insurance Company.

19.	Quarterly Financial Information (unaudited)
      The following table summarizes selected unaudited quarterly financial data for each quarter of the nine month period ended September 30, 2003:

	Quarter Ended

	March 31	June 30	September 30

	(In thousands)
Fiscal year 2003:
Premiums earned	$7,382	$11,137	$18,397
Loss and loss adjustment expenses	5,803	8,600	10,992
Underwriting, acquisition and insurance expenses	683	1,030	5,266
Income before federal income taxes	2,239	3,353	1,120
Net income	1,516	2,551	649

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
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
      There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.
      We had no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005, but that was not disclosed.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the 2006 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 11.	Executive Compensation.
      The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Board of Directors and Corporate Governance — Board of Director Compensation” contained in our proxy statement for the 2006 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” and “Equity Compensation Plan Information” contained in our proxy statement for the 2006 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” contained in our proxy statement for the 2006 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 14.	Principal Accountant Fees and Services.
      The information required by this item is incorporated by reference from the sections captioned “Principal Accountant Fees and Services” contained in our proxy statement for the 2006 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      The following documents are being filed as part of this annual report.
      (a) (1) Financial Statements. The following financial statements and notes are filed under Item 8 of this report.
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

John G. Pasqualetto,
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 29, 2006.

Signature	Title

/s/ John G. Pasqualetto John G. Pasqualetto	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph S. De Vita Joseph S. De Vita	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

/s/ M. Philip Romney M. Philip Romney	Vice President-Finance and Assistant Secretary (Principal Accounting Officer)

/s/ J. Scott Carter J. Scott Carter	Director

/s/ Peter Y. Chung Peter Y. Chung	Director

/s/ William M. Feldman William M. Feldman	Director

/s/ Mural R. Josephson Mural R. Josephson	Director

/s/ George M. Morvis George M. Morvis	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
SeaBright Insurance Holdings, Inc.:
      Under date of March 23, 2006, we reported on the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (inception) through December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Seattle, Washington
March 23, 2006

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SEABRIGHT INSURANCE HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Cash and cash equivalents	$6,069	$126
Federal income tax recoverable	62	397
Other assets	10	1,250
Investment in subsidiaries	149,826	58,749

Total assets	$155,967	$60,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to subsidiaries	$137	$2,152
Accrued expenses and other liabilities	152	—

Total liabilities	289	2,152

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized;
issued and outstanding — no shares at December 31, 2005 and 508,365.25 shares at December 31, 2004	—	5
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized — 75,000,000 shares at December 31, 2005 and 10,000,000 shares at December 31, 2004; issued and outstanding — 16,411,143 shares at December 31, 2005 and no shares at December 31, 2004	164	—
Paid-in capital	131,485	50,831
Accumulated other comprehensive income (loss)	(1,267)	530
Retained earnings	25,296	7,004

Total stockholders’ equity	155,678	58,370

Total liabilities and stockholders’ equity	$155,967	$60,522

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS

			Period from
			June 19, 2003
			(Inception)
	Year Ended December 31,		through
			December 31,
	2005	2004	2003

	(In thousands, except income per
	share information)
Revenue:
Income from subsidiaries	$18,334	$7,123	$—
Net investment income	138	1	—

	18,472	7,124	—

Losses and expenses:
Loss from subsidiaries	—	—	211
Losses and expenses	349	44	10

	349	44	221

Income (loss) before federal income taxes	18,123	7,080	(221)

Federal income tax expense (benefit):
Current	(169)	(126)	(19)
Deferred	—	—	—

	(169)	(126)	(19)

Net income	$18,292	$7,206	$(202)

Basic earnings per share	$1.18	$—
Diluted earnings per share	$1.13	$0.98
Weighted average basic shares outstanding	15,509,547	—
Weighted average diluted shares outstanding	16,195,855	7,387,276
See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Outstanding Shares					Retained
						Earnings	Total
	Preferred	Common	Preferred	Common	Paid-in	(Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Deficit)	Equity

	(In thousands)
Balance at June 19, 2003 (inception)	—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(202)	(202)
Sale of preferred stock	457	—	5	—	45,670	—	45,675

Balance at December 31, 2003	457	—	5	—	45,670	(202)	45,473
Net income	—	—	—	—	—	7,206	7,206
Sale of preferred stock	51	—	—	—	5,161	—	5,161

Balance at December 31, 2004	508	—	5	—	50,831	7,004	57,840
Net income	—	—	—	—	—	18,292	18,292
Preferred stock conversion	(508)	7,778	(5)	78	(73)	—	—
Initial public offering	—	8,625	—	86	80,688	—	80,774
Restricted stock grants	—	6	—	—	18	—	18
Exercise of stock options	—	2	—	—	21	—	21

Balance at December 31, 2005	—	16,411	$—	$164	$131,485	$25,296	$156,945

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004

	(In thousands)
Cash flows from operating activities, net of effect of acquisition:
Net income	$18,292	$7,206
Adjustment to reconcile net income to case used in operating
Activities, net of effect of acquisition:
Other adjustments	24	—
Changes in certain assets and liabilities:
Receivable from subsidiaries	(2,015)	605
Federal income taxes payable (recoverable)	335	(558)
Other assets	1,240	—
Accrued expenses and other liabilities	152	—

Net cash provided by operating activities	18,028	7,253

Cash flows from investing activities, net of effects of acquisition:
Investment in subsidiaries	(92,874)	(12,448)

Net cash used in investing activities	(92,874)	(12,448)

Cash flows from financing activities:
Proceeds from initial public offering of common stock	80,774	—
Proceeds from exercise of stock options	15	—
Proceeds from issuance of preferred stock	—	5,161

Net cash provided by financing activities	80,789	5,161

Net increase (decrease) in cash and cash equivalents	5,943	(34)
Cash and cash equivalents at beginning of period	126	160

Cash and cash equivalents at end of period	$6,069	$126

Supplemental disclosure of cash flow activities:
Purchase price adjustment	$—	$771
See report of independent registered public accounting firm.

SCHEDULE IV — REINSURANCE
SEABRIGHT INSURANCE HOLDINGS, INC.

					Percent of
		Ceded to	Assumed		Amount
		Other	from Other		Assumed
	Direct	Companies	Companies	Net	to Net

	(In thousands)
Year ended December 31, 2005:
Premiums	$195,533	$19,082	$9,209	$185,660	5.0%
Year ended December 31, 2004:
Premiums	134,520	16,067	1,162	119,615	1.0%
Three Months ended December 31, 2003:
Premiums	22,154	2,759	—	19,395	—
See report of independent registered public accounting firm.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
SEABRIGHT INSURANCE HOLDINGS, INC.

						Loss and Loss
						Adjustment
		Unpaid				Expenses Incurred		Amortization
	Deferred	Loss and				Related to		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net			Policy	and Loss
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium	Premium	Income	Year	Year	Costs	Expenses	Written

	(In thousands)
Year ended December 31, 2005	$10,299	$142,211	$84,844	$158,850	$7,606	$108,424	$(2,641)	$19,686	$33,462	$204,742
Year ended December 31, 2004	7,588	68,228	62,372	77,960	2,501	53,594	66	9,985	17,120	135,682
Three Months Ended December 31, 2003	1,936	29,733	16,262	3,134	309	3,024	—	322	2,950	22,154
See report of independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
SeaBright Insurance Holdings, Inc.:
      Under date of September 14, 2004, we reported on the combined balance sheet of the Predecessor as of December 31, 2002, and the related combined statements of operations, changes in stockholder’s equity and comprehensive income, and cash flows for the nine months ended September 30, 2003 and for the year ended December 31, 2002. In connection with our audits of the aforementioned combined financial statements, we also audited the related combined financial statement schedules in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
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

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
PREDECESSOR

Loss and Loss
Adjustment
Expenses
		Unpaid				Incurred		Amortization
	Deferred	Loss and				Related to		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net			Policy	and Loss
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium	Premium	Income	Year	Year	Costs	Expenses	Written

(In thousands)
Nine Months Ended December 31, 2003	$4,313	$161,538	$40,657	$36,916	$1,735	$26,895	$(1,500)	$3,797	$7,989	$68,402
Year ended December 31, 2002	1,422	153,469	47,604	17,058	3,332	13,324	(8,332)	1,574	2,227	94,407
See report of independent registered public accounting firm.

EXHIBIT INDEX
      The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)

3.2	Amended and Restated By-laws of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)

4.1	Specimen Common Stock Certificate (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)

4.2	Indenture dated as of May 26, 2004 by and between SeaBright Insurance Company and Wilmington Trust Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.1	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)

10.2	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.3	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Joseph S. De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.4	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard W. Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.5	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.6	Employment Agreement, dated as of March 31, 2005, by and between SeaBright Insurance Company and Debra Drue Wax (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 5, 2005)

10.7	Amended and Restated 2003 Stock Option Plan (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed December 8, 2004)

10.8	2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)

10.9	Purchase Agreement, dated as of July 14, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.10	Amendment Letter to Purchase Agreement, dated as of July 30, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.11	Amendment Letter to Purchase Agreement, dated as of September 15, 2003, by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number	Description

10.12	Escrow Agreement, dated as of September 30, 2003, by and among Wells Fargo Bank Minnesota, National Association, SeaBright Insurance Holdings, Inc. and Kemper Employers Group, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.13	Adverse Development Excess of Loss Reinsurance Agreement, dated as of September 30, 2004, between Lumbermens Mutual Casualty Company and Kemper Employers Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.14	Amended and Restated Reinsurance Trust Agreement dated as of February 29, 2004 by and among Lumbermens Mutual Casualty Company and SeaBright Insurance Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)

10.15	Commutation Agreement, dated as of September 30, 2003, by and between Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.16	Administrative Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.17	Administrative Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.18	Claims Administration Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.19	Side Letter dated as of September 29, 2003 by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.20	Amendment to Employment Agreement by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)

10.21	Stock Purchase Agreement dated as of September 30, 2003 by and among SeaBright Insurance Holdings, Inc. and the persons listed on the schedule of purchases thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.22	Registration Agreement dated as of September 30, 2003, by and among SeaBright Insurance Holdings, Inc. and the persons identified on the schedule of investors attached thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.23	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and John Pasqualetto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.24	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.25	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Joseph De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number	Description

10.26	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.27	Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.28	Executive Stock Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and Chris Engstrom (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.29	Executive Stock Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and James Louden Borland III (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.30	Stock Purchase Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and each of the purchasers named therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.31	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.32	Tax and Expense Sharing Agreement dated as of March 12, 2004 by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)

10.33	Workers’ Compensation and Employers Liability $500,000 Excess $500,000 Excess of Loss Reinsurance Contract effective as of October 1, 2005 by and between SeaBright Insurance Company and the Reinsurers identified therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-130902), filed January 6, 2006)

10.34	Workers’ Compensation and Employers Liability $4,000,000 Excess of $1,000,000 Per Occurrence Excess of Loss Reinsurance Contract effective as of October 1, 2005 by and between SeaBright Insurance Company and the Reinsurers identified therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-130902), filed January 6, 2006)

10.35	Workers’ Compensation and Employers Liability $5,000,000 Excess $5,000,000 Per Occurrence Excess of Loss Reinsurance Contract effective as of October 1, 2005 by and between SeaBright Insurance Company and the Reinsurers identified therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-130902), filed January 6, 2006)

10.36	Workers’ Compensation $40,000,000 Excess of $10,000,000 Per Occurrence Excess of Loss Reinsurance Contract effective as of October 1, 2005 by and between SeaBright Insurance Company and the Reinsurers identified therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-130902), filed January 6, 2006)

10.37	Agency Services Agreement effective as of October 1, 2003 by and between SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)

10.38	Floating Rate Surplus Note dated May 26, 2004 from SeaBright Insurance Company to Wilmington Trust Company, as trustee, for $12,000,000 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.39	Side Letter dated as of September 28, 2004 by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)

10.40	Form of Stock Option Award Agreement for awards granted under 2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)

Exhibit
Number		Description

10.41		Form of restricted stock grant agreement for grants to directors under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 28, 2005)

10.42		SeaBright Insurance Holdings, Inc. Bonus Plan 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 3, 2005)

10	.43*	Form of restricted stock grant agreement for grants to officers under the 2005 Long-Term Equity Incentive Plan

21.1		Subsidiaries of the registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

23	.1*	Consent of KPMG LLP

31	.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

31	.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32	.1*	Section 1350 Certification (Chief Executive Officer)

32	.2*	Section 1350 Certification (Chief Financial Officer)

*	Filed herewith.