Form 10-Q
period 2006-03-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2006-05-15
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares outstanding as of May 12, 2006
Common Stock, $0.01 Par Value	20,542,900

SeaBright Insurance Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	(in thousands)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost
$332,645 in 2006 and $260,015 in 2005)	$326,795	$258,049
Equity securities available-for-sale, at fair value (amortized cost $3,076 in
2006 and $3,037 in 2005)	3,106	3,054
Cash and cash equivalents	23,822	12,135
Accrued investment income	3,587	3,059
Premiums receivable, net of allowance	8,410	9,863
Deferred premiums	94,329	88,982
Federal income tax recoverable	–	62
Service income receivable	594	472
Reinsurance recoverables	14,372	14,375
Receivable under adverse development cover	3,352	3,352
Prepaid reinsurance	1,878	2,019
Property and equipment, net	907	870
Deferred federal income taxes, net	12,524	9,323
Deferred policy acquisition costs, net	10,929	10,299
Intangible assets, net	1,382	1,464
Goodwill	1,527	1,527
Other assets	8,871	8,370
Total assets	$516,385	$427,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$160,063	$142,211
Unearned premiums	90,670	86,863
Reinsurance funds withheld and balances payable	248	333
Premiums payable	2,967	3,101
Accrued expenses and other liabilities	33,540	27,089
Surplus notes	12,000	12,000
Total liabilities	299,488	271,597

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized;
no shares issued and outstanding	–	–
Undesignated preferred stock, $0.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized;
issued and outstanding - 20,539,974 shares at March 31, 2006 and
16,411,143 shares at December 31, 2005	205	164
Paid-in capital	189,211	131,485
Accumulated other comprehensive loss	(3,783)	(1,267)
Retained earnings	31,264	25,296
Total stockholders’ equity	216,897	155,678
Total liabilities and stockholders’ equity	$516,385	$427,275

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except income per share information)
Revenue:
Premiums earned	$43,963	$29,159
Net investment income	3,125	1,299
Net realized loss	(227)	(56)
Claims service income	523	582
Other service income	28	50
Other income	756	1,174
	48,168	32,208

Losses and expenses:
Loss and loss adjustment expenses	28,447	20,267
Underwriting, acquisition and insurance expenses	9,598	6,379
Other expenses	1,536	1,721
	39,581	28,367
Income before federal income taxes	8,587	3,841

Federal income tax expense (benefit):
Current	4,464	2,720
Deferred	(1,845)	(1,587)
	2,619	1,133
Net income	$5,968	$2,708

Basic earnings per share	$0.31	$0.21
Diluted earnings per share	$0.31	$0.18

Weighted average basic shares outstanding	18,968,695	12,757,740
Weighted average diluted shares outstanding	19,223,784	14,684,044

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$5,968	$2,708
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	5,621	4,226
Policy acquisition costs deferred	(6,251)	(5,230)
Provision for depreciation and amortization	660	544
Net realized loss on investments	227	56
Benefit for deferred federal income taxes	(1,845)	(1,587)
Other	159	–
Changes in certain assets and liabilities:
Federal income tax recoverable and payable	4,162	2,784
Unpaid loss and loss adjustment expense	17,852	14,864
Reinsurance recoverables, net of reinsurance withheld	(888)	(1,966)
Unearned premiums, net of deferred premiums
and premiums receivable	(88)	(2,217)
Accrued investment income	(528)	(872)
Other assets and other liabilities	(522)	2,086
Net cash provided by operating activities	24,527	15,396

Cash flows from investing activities:
Purchases of investments	(173,022)	(138,682)
Sales of investments	86,472	51,668
Maturities and other	16,245	1,873
Purchases of property and equipment	(142)	(103)
Net cash used in investing activities	(70,447)	(85,244)

Cash flows from financing activities:
Proceeds from exercise of stock options	12	–
Proceeds from issuance of common stock	57,595	80,356
Net cash provided by financing activities	57,607	80,356

Net increase in cash and cash equivalents	11,687	10,508
Cash and cash equivalents at beginning of period	12,135	8,279
Cash and cash equivalents at end of period	$23,822	$18,787

Supplemental disclosures:
Interest paid on surplus notes	$257	$195

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        SeaBright Insurance Holdings, Inc. (“SIH”), a Delaware corporation, was formed in June 2003. On July 14, 2003, SIH entered into a purchase agreement with Kemper Employers Group, Inc. (“KEG”), Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc. (collectively “Eagle” or the “Eagle Entities”), and Lumbermens Mutual Casualty Company (“LMC”) (the “Acquisition”). Under this agreement, SIH acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights.

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

        PointSure is engaged primarily in administrative and wholesale insurance brokerage activities. The Eagle Entities, from whom the Company purchased certain assets, were both writers of state act workers’ compensation insurance and United States Longshore and Harbor Workers’ Compensation Act (“USL&H”) insurance, whose policies went into run-off on September 30, 2003.

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 29, 2006.

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      b. Use of Estimates

        The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. For example, the Company used significant estimates in determining the unpaid loss and loss adjustment expenses, goodwill and other intangibles, earned premiums on retrospectively rated policies, earned but unbilled premiums, federal income taxes and amounts related to reinsurance and stock-based compensation arrangements. Actual results

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

could differ from those estimates. Such estimates and judgments could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

      c. Revenue Recognition

        Premiums for primary and reinsured risks are included in revenue over the lives of the contracts in proportion to the amount of insurance protection provided (i.e., ratably over the policy periods). The portions of premiums that are applicable to the unexpired periods of the policies in-force are not included in revenue but are deferred and recorded as unearned premium in the liability section of the balance sheet. Deferred premiums represent the unbilled portion of annual premiums.

        Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. For the three month periods ended March 31, 2006 and 2005, approximately 27.1% and 25.9%, respectively, of premiums written related to retrospectively rated policies.

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

        The Company uses an independent actuary to assist in the evaluation of the adequacy of its liability for unpaid loss and loss adjustment expense. In light of the Company’s short operating history and uncertainties concerning the effects of recent legislative reform specifically as it relates to the Company’s California workers’ compensation class of business, actuarial techniques are applied that use the historical experience of the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

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

      e. Reinsurance

        The Company protects itself from excessive losses by reinsuring with nonaffiliated reinsurers certain levels of risk in various areas of exposure. Reinsurance premiums, commissions, expense reimbursements and liabilities related to ceded business are accounted for on a basis consistent with that used in accounting for original policies

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued and the terms of the reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodology. Amounts recoverable in excess of acquired insurance liabilities at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, with a corresponding amount receivable from the seller. Amounts are shown net in the statement of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

      f. Income Taxes

        The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse, net of any applicable valuation allowances.

      g. Earnings Per Share

        The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Basic weighted average shares outstanding	18,969	12,758
Weighted average shares issuable upon:
Conversion of preferred stock outstanding prior to initial public offering	–	1,728
Exercise of stock options and vesting of restricted stock	255	198
Diluted weighted average shares outstanding	19,224	14,684

      h. Stock-Based Compensation

        The Company adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006, using the modified-prospective transition method. Prior to adoption, the Company measured its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs, and adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. None of the Company’s stock options granted prior to adoption had an intrinsic value at grant date and, accordingly, no compensation cost was recognized for its stock option plan activity prior to adoption.

        Under the modified-prospective transition method, stock-based compensation cost is recognized in the unaudited condensed consolidated financial statements for granted, modified, or settled share-based payments. Compensation cost recognized includes the estimated cost for stock options granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion of awards granted prior to January 1, 2006 vesting in the current period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

        Total stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2006 was approximately $159,500 before income taxes and consisted of approximately $102,100 related to stock options and approximately $57,400 related to nonvested stock. The related total tax benefit was approximately $21,900. No compensation cost was capitalized during the quarter ended March 31, 2006.

        The following table shows the effect on net income and earnings per share for the quarter ended March 31, 2005 as if compensation cost had been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and as if such cost had been determined in accordance with SFAS No. 123R (in thousands, except income per share data):

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information as previously reported:
Net income	$2,708
Less SFAS No. 123 compensation costs, net of taxes	(60)
Pro forma net income	$2,648

Net income per common share:
Basic - as reported	$0.21
Basic - pro-forma	$0.21

Diluted - as reported	$0.18
Diluted - pro-forma	$0.18

Information calculated as if the fair value method had been applied to all awards:
Net income	$2,708
Less SFAS No. 123R compensation costs, net of taxes	(86)
Pro forma net income	$2,622

Net income per common share:
Basic - as reported	$0.21
Basic - pro-forma	$0.21

Diluted - as reported	$0.18
Diluted - pro-forma	$0.18

        Disclosures for the quarter ended March 31, 2006 are not presented because the amounts are recognized in the unaudited condensed consolidated financial statements.

      i. Comprehensive Income

        The following table summarizes the Company’s comprehensive income for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$5,968	$2,708
Reclassification adjustment for realized losses recorded into income,
net of tax benefit of $79 in 2006 and $19 in 2005	(148)	(37)
Increase in unrealized losses on investment securities available-for-sale, net
of tax benefit of $1,275 in 2006 and $952 in 2005	(2,368)	(1,767)
Total comprehensive income	$3,452	$904

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments

        The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at March 31, 2006 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities	$20,569	$–	$(542)	$20,027
Government sponsored agency securities	13,104	–	(375)	12,729
Corporate securities	29,494	–	(1,025)	28,469
Tax-exempt municipal securities	194,552	60	(2,645)	191,967
Mortgage pass-through securities	53,971	–	(985)	52,986
Collateralized mortgage obligations	3,352	1	(56)	3,297
Asset-backed securities	17,603	–	(283)	17,320
Total fixed income securities available for sale	332,645	61	(5,911)	326,795
Equity securities	3,076	30	–	3,106
Total investment securities available-for-sale	$335,721	$91	$(5,911)	$329,901

        Equity securities consist of investments in a high-yield municipal bond mutual fund. The Company had no direct investments in equity securities at March 31, 2006. The unrealized loss on temporarily impaired investments totaled $5.9 million at March 31, 2006 for investment securities available-for-sale with a fair value of $294.6 million. All were impaired for less than one year. The Company evaluated investment securities with March 31, 2006 fair values less than amortized cost and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.

        The amortized cost and estimated fair value of fixed income securities available-for-sale at March 31, 2006, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$14,219	$14,208
Due after one year through five years	64,986	63,694
Due after five years through ten years	146,851	144,342
Due after ten years	31,663	30,948
Securities not due at a single maturity date	74,926	73,603
Total investment securities available for sale	$332,645	$326,795

        The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities at March 31, 2006 was $119.4 million.

4. Premiums

        Direct premiums written totaled $51.2 million and $44.1 million for the three month periods ended March 31, 2006 and 2005, respectively.

        Premiums receivable consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(in thousands)
Premiums receivable	$9,323	$10,750
Allowance for doubtful accounts	(913)	(887)
	$8,410	$9,863

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Reinsurance

      a. Reinsurance Ceded

        Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. Effective October 1, 2005, the Company entered into reinsurance agreements with nonaffiliated reinsurers that provide coverage up to $50.0 million per loss occurrence, subject to certain limitations. Under the agreements, the Company retains the first $500,000 of losses per occurrence. The next $500,000 of losses per occurrence (excess of the first $500,000 of losses per occurrence retained by the Company) are 50% reinsured, subject to an annual aggregate deductible of $1.5 million. The next $4.0 million of losses per occurrence (excess of the first $1.0 million of losses per occurrence) are reinsured, subject to an annual aggregate deductible of $2.0 million. Policies covering losses per occurrence in excess of $5.0 million up to $50.0 million contain no annual aggregate deductibles.

        As part of the Acquisition, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, requires LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial insurance liabilities at September 30, 2003. The Agreement also requires SBIC to reimburse LMC 100% of the excess of the initial insurance liabilities at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $3.4 million at March 31, 2006. The increase in the amount due from LMC is netted against loss and loss adjustment expense in the accompanying unaudited condensed consolidated statements of operations.

        As part of the Agreement, LMC placed into trust (the “Trust”) an amount equal to 10% of the balance sheet insurance liabilities of SBIC on the date of the Acquisition. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to 102% of LMC’s obligations under the Agreement. Initial loss liabilities were $16.0 million. The balance of the Trust was $5.0 million at March 31, 2006 and $4.9 million at December 31, 2005.

      b. Reinsurance Assumed

        The Company assumes business from the National Council for Compensation Insurance in the states of Alabama, Alaska, Arizona, Illinois, Nevada, New Jersey, Oregon and South Carolina as part of the Residual Market Pool program.

      c. Reinsurance Recoverables and Income Statement Effects

        Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$13,777	$13,745
Reinsurance recoverables on paid losses	595	630
Total reinsurance recoverables	$14,372	$14,375

        The effects of reinsurance on income statements amounts are as follows for the three month periods ended March 31, 2006 and 2005:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Reinsurance assumed:
Written premiums	$3,544	$219
Earned premiums	3,603	225
Losses and loss adjustment expenses incurred	2,039	128

Reinsurance ceded:
Written premiums	$3,869	$5,263
Earned premiums	4,028	5,450
Losses and loss adjustment expenses incurred	487	2,177

6. Unpaid Loss and Loss Adjustment Expenses

        The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Beginning balance, net of reinsurance recoverables of $13,745 in 2006
and $12,582 in 2005	$128,466	$55,646
Incurred related to:
Current period	30,150	20,267
Prior periods	(1,703)	–
Total incurred	28,447	20,267
Paid related to:
Current period	(1,543)	(2,509)
Prior periods	(9,084	(4,221)
Total paid	(10,627)	(6,730)
Ending balance, net of reinsurance recoverables of $13,777 in 2006
and $13,909 in 2005	$146,286	$69,183

7. Surplus Notes

        In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense for the three month periods ended March 31 totaled $256,000 in 2006 and $197,000 in 2005.

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

8. Contingencies

    a.        SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of March 31, 2006, SBIC had a liability for guaranty fund and other assessments of $4.2 million and a guaranty fund receivable of $1.7 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    b.        In June 2004, the Company was notified of a claim for damages brought by an individual against PointSure. In April 2005, a complaint against PointSure in connection with this matter was filed in the Superior Court of Washington for King County. The complaint alleges breach and unjust enrichment related to the termination of an alleged contract between PointSure and the plaintiff and seeks a judgment awarding damages to the plaintiff in an amount to be proven at trial, plus attorneys’ fees and costs. The Company disputes the allegations in the complaint and is defending this case vigorously. Management believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position.

    c.        The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position.

9. Follow-on Public Offering

        On February 1, 2006, the Company closed a follow-on public offering of 3,910,000 shares of common stock, including the underwriters’ over-allotment option to purchase 510,000 shares of common stock, at a price of $15.75 per share for net proceeds of approximately $57.6 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $4.0 million. The Company contributed $50.0 million of the net proceeds to SeaBright Insurance Company, which intends to use the capital to expand its business in its core markets and to new territories. The remaining proceeds will be used for general corporate purposes, including supporting the growth of PointSure. The use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus that was included in the related Registration Statement on Form S-1. Except for the contribution of proceeds to SBIC, no proceeds or expenses were paid to the Company’s directors, officers, ten percent shareholders or affiliates.

10. Share-Based Payment Arrangements

        At March 31, 2006, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and board of directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004.

        The board of directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or; (ii) such lesser number of shares as determined by the board of directors. At March 31, 2006, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 489,595 shares had been granted, and 1,375,978 shares for issuance under the 2005 Plan, of which 616,913 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

        The 2005 Plan provides for the grant of incentive or non-qualified stock options, restricted stock, restricted stock units, deferred stock units, performance awards, or any combination of the foregoing. The Board of Directors has the authority to determine all matters relating to awards granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Options to purchase the Company’s common stock are granted at prices at or above the fair value of the common stock on the date of grant, generally vest 25% per year on each of the first four anniversaries of the vesting start date, and expire 10 years from the date of grant. Options granted to non-employee directors generally vest one-third on the first anniversary of the grant date and the remaining two-thirds monthly over the next 24 months. Nonvested stock issued to employees and directors generally vests on the third anniversary of the grant date, assuming the holder is still employed by or providing service to the Company and satisfies all other conditions of the grant. All stock options granted to employees are incentive stock options, while options granted to non-employee directors are non-qualified stock options.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company issues new shares of common stock upon exercise of stock options or award of nonvested shares.

      a. Stock Options

        The fair values of stock options granted during the quarters ended March 31, 2006 and 2005 were determined on the dates of grant using the Black-Scholes-Merton (“Black-Scholes”) option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	(Pro forma) 2005
Expected term (years)	6.3	7.0
Expected stock price volatility	26.1%	15.5%
Risk-free interest rate	4.63%	3.96%
Expected dividend yield	–	–

Estimated fair value per option	$6.47	$3.09

        For 2006, the expected term of options was determined using the “simplified method,” which averages an award’s weighted average vesting period and its contractual term. For 2006, expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the initial public offering of its common stock in January 2005 and the historical volatility of a peer company’s stock for a period of time equal to the expected term of the option. Prior to the adoption of SFAS No. 123R, expected term was based on the Company’s historical experience and future expectations and price volatility was estimated using the Company’s historical volatility. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

        The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.

        The following table summarizes stock option activity for the quarter ended March 31, 2006:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	804,524	$8.13	8.3	$–
Granted	79,600	17.49	–	–
Forfeited	(3,348)	8.80	–	–
Exercised	(956)	10.50	–	–
Cancelled	(478)	6.54	–	–
Outstanding at March 31, 2006	879,342	8.98	8.3	7,426.0

Exercisable at March 31, 2006	301,100	7.64	7.9	2,944.3

        The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $17.42 on March 31, 2006. As of March 31, 2006, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 35.8 months. During the three months ended March 31, 2006, the total intrinsic value of stock options exercised was approximately $6,100. During the three months ended March 31, 2006, the Company received approximately $10,000 from the exercise of incentive stock options. There

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were no associated tax benefits.

        As of March 31, 2006, there were 759,065 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 6.54	487,260	7.6	$6.54	220,947	$6.54
10.50-12	312,482	8.8	10.60	80,153	10.68
15.96-17	79,600	10.0	17.49	–	–
	879,342	8.3	8.98	301,100	7.64

      b. Nonvested Stock

        The following table summarizes nonvested stock activity for the quarter ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	6,000	$11.40
Granted	217,875	17.64
Vested	–	–
Forfeited	–	–
Outstanding at March 31, 2006	223,875	17.47

        As of March 31, 2006, there was $3.8 million of total unrecognized compensation cost related to nonvested stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 35.4 months. No shares vested during the quarter ended March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of this Part I. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 29, 2006.

        The discussion under the heading “Risk Factors” in Part II, Item 1A of this quarterly report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

        Additional information concerning these and other factors is contained in our SEC filings, including, but not limited to, our 2005 Annual Report on Form 10-K.

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

        SeaBright Insurance Holdings, Inc. (“SeaBright” or the “Company”) was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of completing a management-led buyout that closed on September 30, 2003 (the “Acquisition”). In the Acquisition, we acquired from Lumbermens Mutual Casualty Company (“LMC”) and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (collectively, “Eagle” or the “Eagle Entities”). Eagle began writing specialty workers’ compensation insurance policies in the mid-1980‘s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.

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

        At closing of the Acquisition, $4.0 million of the purchase price was placed into escrow for a period of two years. These funds were available to us as security for various obligations of LMC pursuant to various agreements entered into in connection with the Acquisition. As of March 31, 2006, the escrow agent had returned approximately $3.9 million of the funds, including accumulated interest, to Kemper Employers Group, Inc. (“KEG”). The balance of approximately $223,000 will be retained in escrow until LMC’s outstanding obligations have been satisfied. Any amount remaining after settlement of these obligations will be returned to KEG.

        To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to developments in KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the positive development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account at March 31, 2006 was approximately $5.0 million. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

Principal Revenue and Expense Items

        We derive our revenue primarily from premiums earned, net investment income and net realized gains and losses from investments, and service income.

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

      Net Investment Income and Realized Gains and Losses on Investments

        We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expense) in cash, cash equivalents, fixed income securities and, to a lesser degree, in equity securities. Our investment income includes interest earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying cost.

      Claims Service Income

        The majority of our claims service income is from contracts we have with LMC to provide claims handling services for the policies written by the Eagle Entities prior to the Acquisition. The claims service income we receive for providing these services approximates our costs and will substantially decrease over the next several years as transactions related to the Eagle Entities diminish.

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

      Interest Expense

        Included in other expense is interest expense we incur on $12.0 million of surplus notes that our insurance subsidiary issued in May 2004. Interest is based on the three-month LIBOR rate, plus 400 basis points, and is paid quarterly in arrears.

Results of Operations

      Three Months Ended March 31, 2006 and 2005

        Gross Premiums Written. Gross premiums written for the three months ended March 31, 2006 totaled $54.7 million, an increase of $10.4 million, or 23.5%, over $44.3 million of gross premiums written in the same period of 2005. California continues to be our largest market, accounting for approximately 62% of our in-force premiums at March 31, 2006. Gross premiums written in California during the first quarter of 2006 accounted for 58.4% of total premiums written in the quarter, down from approximately 67.0% in the same period of 2005. This reduction is part of our plan to achieve optimal diversification of our book of business. Premiums written in Arizona, Louisiana and Missouri in the first quarter of 2006 increased from the same period in 2005. As of March 31, 2006, our in-force book of business was split as follows between our three primary market segments: state act – 54%, ADR – 31% and maritime – 15%.

        On March 24, 2006, the Workers’ Compensation Insurance Rating Bureau (the “WCIRB”), an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending a 16.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2006. The filing was based on an analysis of loss experience valued as of December 31, 2005 and was made in response to continued reductions in workers’ compensation claim costs in California as a result of reform legislation enacted primarily in 2003 and 2004. The rate is advisory only and requires approval by the California Insurance Commissioner. A public hearing on the matters contained in the WCIRB’s filing was held on April 27, 2006 and the California Insurance Commissioner is expected to make his recommendation in June 2006. If the advisory rate reduction is approved, insurance companies may choose whether or not to adopt the new rates. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations.

        Net Premiums Written. Net premiums written totaled $50.8 million for the three months ended March 31, 2006 compared to $39.0 million in the same period in 2005, representing an increase of $11.8 million, or 30.3%. Net premiums written are affected by premiums ceded under reinsurance agreements with external reinsurers. Ceded written premiums for the three months ended March 31, 2005 totaled $3.9 million (7.1% of gross premiums written) compared to $5.3 million (12.0% of gross premiums written) in the same period of 2005. Our current reinsurance contracts provide for the ceding of premiums on a gross premiums earned basis.

        Net Premiums Earned. Net premiums earned were $44.0 million for the three months ended March 31, 2006 compared to $29.2 million for the same period in 2005, representing an increase of $14.8 million, or 50.7%. As previously discussed, this increase is due to the increase in net premiums written. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Net premiums earned in the first quarter of 2006 reflect a reduction of approximately $2.2 million related to our retrospectively rated policies, reflective of improved loss ratios that generate return premiums. Retrospectively rated policies currently account for approximately one-third of our book of business.

        Net Investment Income. Net investment income was $3.1 million for the three months ended March 31, 2006 compared to $1.3 million for the same period in 2005, representing an increase of $1.8 million, or 138.5%. This increase is due primarily to an increase of approximately $154.0 million (96.6%) in average invested funds for the three months ended March 31, 2006 over the same period in 2005. In January 2005, we completed the initial public offering of our common stock, resulting in net proceeds of approximately $80.4 million. In February 2006, we completed a follow-on offering of 3,910,000 shares of our common stock, resulting in net proceeds of approximately $57.6 million. Our yield on average invested assets for the three months ended March 31, 2006 was approximately 4.0% compared to approximately 3.3% for the same period in 2005.

        Service Income. Service income totaled $551,000 for the three months ended March 31, 2006 compared to $632,000 for the same period in 2005, representing a decrease of $81,000, or 12.8%. Our service income results primarily from service arrangements we have with LMC for claims processing services, policy administration and administrative services we perform for the Eagle Entities’ insurance policies. Average monthly fees are declining as the volume of work decreases as a result of the run off of our predecessor’s business. Approximately 25.8% of our service income in the quarter ended March 31, 2006 came from third party claims administration services that we provide to other independent, unrelated companies, compared to 13.1% of service income from unrelated companies in the same period of 2005.

        Other Income. Other income totaled $0.8 million for the three months ended March 31, 2006 compared to $1.2 million for the same period in 2005, representing a decrease of $0.4 million, or 33.3%. Other income results primarily from the operations of PointSure, our wholesale insurance broker and third party claims administrator subsidiary. The decrease in other income for the three month period ended March 31, 2006 resulted primarily from a decrease in PointSure’s agency and direct billed commission income, which totaled approximately $756,000 million for the three months ended March 31, 2006 compared to $1.2 million in the same period of 2005, representing a decrease of $444,000, or 37.0%. Most of this income is passed through as commission expense to brokers and producers.

        Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $28.4 million for the three months ended March 31, 2006 compared to $20.3 million for the same period in 2005, representing an increase of $8.1 million, or 39.9%. The higher loss and loss adjustment expenses for the quarter ended March 31, 2006 are attributable to the increase in premiums earned for the period. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended March 31, 2006 was 63.5% compared to 67.5% for the same period in 2005. Included in the 2006 loss ratio was a release of approximately $1.8 million of 2004 accident year loss reserves. During the first quarter of 2006, paid losses totaled $10.6 million compared to $6.7 million for the same period in 2005.

        As of March 31, 2006, we had recorded a receivable of approximately $3.4 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 31, 2006, we have access to approximately $5.0 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

        Underwriting Expenses. Underwriting expenses totaled $9.6 million for the three months ended March 31, 2006, compared to $6.4 million for the same period in 2005, representing an increase of $3.2 million, or 50.0%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended March 31, 2006 was 21.8%, compared to 21.7% for the same period in 2005. The slight increase in the net underwriting expense ratio resulted primarily from the effect of business assumed from the National Council on Compensation Insurance (“NCCI”) residual market pools. Assumed commissions were $1.4 million for the three months ended March 31, 2006 compared to $87,000 for the same period in 2005. Direct commissions in the first quarter of 2006 increased $1.0 million compared to the same period in 2005. Commissions as a percentage of direct earned premiums increased from 6.0% in the first quarter of 2005 to 6.8% in the same period of 2006.

        Other Expenses. Other expenses totaled $1.5 million for the three months ended March 31, 2006, compared to $1.7 million for same period in 2005, representing a decrease of $0.2 million, or 11.8%. This decrease resulted primarily from a reduction in PointSure’s operating expenses, offset by costs associated with the implementation of SFAS No. 123R. As explained above under “Other Income,” the majority of the decrease is due to a reduction in PointSure’s commission expense, which totaled $600,000 for the three months ended March 31, 2006 compared to $1.2 million in the same period of 2005, representing a decrease of $600,000, or 50.0%. Most of this expense is a pass-through of agency and direct billed commission income received from insurance companies.

        Federal Income Tax Expense. The effective tax rate for the three months ended March 31, 2006 was 30.5%, compared to 29.5% for the same period in 2005. At March 31, 2006, approximately 58.7% of our portfolio was invested in tax-exempt securities, compared to approximately 51.4% at March 31, 2005.

        Net Income. Net income was $6.0 million for the three months ended March 31, 2006, compared to $2.7 million for the same period in 2005. The increase in net income resulted primarily from increases in premiums earned and investment income for the period, offset by increases in loss and loss adjustment expenses, underwriting, acquisition and insurance expenses, and realized losses from the sale of securities.

Liquidity and Capital Resources

        Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

        Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of March 31, 2006 has an effective duration of 5.3 years with individual maturities extending out to 26 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

        At March 31, 2006, our investment portfolio is made up almost entirely of investment grade fixed income securities with market values subject to fluctuations in interest rates. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

        Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. On October 1, 2005, we entered into new reinsurance contracts that are effective through October 1, 2006. The contracts provide reinsurance coverage up to $50.0 million per loss occurrence, subject to certain limitations. We retain the first $500,000 of losses per loss occurrence. The next $500,000 of losses per occurrence (excess of the first $500,000 of losses per occurrence that we retain) are 50% reinsured, subject to an annual aggregate deductible of $1.5 million. The next $4.0 million of losses per occurrence (excess of the first $1.0 million of losses per occurrence) are reinsured, subject to an annual aggregate deductible of $2.0 million. Policies covering losses per occurrence in excess of $5.0 million up to $50.0 million contain no annual aggregate deductibles. We believe that we are sufficiently capitalized to retain the losses described above.

        Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2005, the last date that we were required to update the annual risk-based capital calculation, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

        SeaBright operates as a holding company and has minimal revenue and expenses. Currently, there are no plans to have our insurance subsidiary or PointSure pay a dividend to SeaBright.

        Our unaudited consolidated net cash provided by operating activities for the three months ended March 31, 2006 was $24.5 million, compared to our cash flow from operations of $15.4 million for the same period in 2005. The increase resulted primarily from the increase in net income and increases in unpaid loss and loss adjustment expense, amortization of deferred policy acquisition costs and federal income tax payable, offset by policy acquisition costs deferred and deferred federal income tax benefit and an increase in balances related to reinsurance recoverables, all as a result of the growth of our business.

        We used net cash of $70.5 million for investing activities in the three months ended March 31, 2006, compared to $85.2 million for the same period in 2005. The difference between periods is primarily attributable to a reduction in funds available for investing activities. In 2005, we invested net proceeds totaling approximately $80.4 million resulting from the sale of 8,625,000 shares of common stock in our initial public offering. In 2006, we invested net proceeds totaling approximately $57.6 million resulting from a follow-on public offering of 3,910,000 shares of our common stock described below.

        For the three months ended March 31, 2006, financing activities provided cash of $57.6 million, compared to $80.4 million in the same period in 2005. As described below, the majority of cash provided by financing activities resulted from the sale of our common stock and, to a much lesser degree, from the exercise of common stock options by our employees.

        On February 1, 2006, we closed a follow-on public offering of 3,910,000 shares of our common stock, including the underwriters’ over-allotment option to purchase 510,000 shares of our common stock, at a price of $15.75 per share for net proceeds of approximately $57.6 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $4.0 million. We contributed $50.0 million of the net proceeds to SeaBright Insurance Company, which intends to use the capital to expand its business in its core markets and to new territories. The remaining proceeds will be used for general corporate purposes, including supporting the planned growth of PointSure.

Contractual Obligations and Commitments

        The following table identifies our contractual obligations by payment due period as of March 31, 2006:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$–	$–	$–	$12,000
Loss and loss adjustment expenses	160,063	22,889	77,150	23,049	36,975
Operating and lease obligations	2,825	835	1,964	26	–
Total	$174,888	$23,724	$79,114	$23,075	$48,975

        The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of March 31, 2006 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

        As of March 31, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      Reinsurance Recoverables

        Reinsurance recoverables on paid and unpaid losses represent the portion of the loss and loss adjustment expenses that is assumed by reinsurers. These recoverables are reported on our unaudited condensed consolidated balance sheets separately as assets, as reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts, which could be subject to interpretations that differ from ours based on judicial theories of liability. In addition, we bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid loss and loss adjustment expenses remain outstanding for an extended period of time.

      Adverse Development Cover

        The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodologies. Amounts recoverable in excess of acquired insurance liabilities at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, Business Combinations, with a corresponding amount receivable from the seller. Amounts are shown net in the statement of operations.

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

      Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Interest Rate Risk

        We had fixed-income investments with a fair value of $326.8 million at March 31, 2006 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

        The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of March 31, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$(26,989)	$299,806	(8.3)%
100 basis point increase	(13,535)	313,260	(4.1)%
No change	–	326,795	–
100 basis point decrease	13,617	340,412	4.2%
200 basis point decrease	27,316	354,111	8.4%

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

        You should carefully consider the risks described below, together with all of the other information included in this quarterly report. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “Cautionary Statement” in Part I, Item 2.

        The following risk factor has been updated to reflect developments that occurred during the quarter ended March 31, 2006.

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

        On March 24, 2006, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 16.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2006. The filing was based on an analysis of loss experience valued as of December 31, 2005 and was made in response to continued reductions in workers’ compensation claim costs in California as a result of reform legislation enacted primarily in 2003 and 2004. The rate is advisory only and requires approval by the California Insurance Commissioner. A public hearing on the matters contained in the WCIRB’s filing was held on April 27, 2006 and the California Insurance Commissioner is expected to make his recommendation in June 2006. If the advisory rate reduction is approved, insurance companies may choose whether or not to adopt the new rates. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations.

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

        On January 26, 2005, we contributed approximately $74.8 million of the net proceeds to SeaBright Insurance Company. We intend to use the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. Except for the capital contribution to SeaBright Insurance Company, as of March 31, 2006, we had not used any of the remaining net proceeds from the offering. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

        We did not purchase any of our equity securities during the three months ended March 31, 2006.

Item 6. Exhibits

        The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.
Date: May 15, 2006
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