Form 10-Q
period 2006-06-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2006-08-14
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares outstanding as of August 11, 2006
Common Stock, $0.01 Par Value	20,549,400

SeaBright Insurance Holdings, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	(in thousands)
ASSETS
Investment securities available for sale, at fair value (amortized cost $349,028 in 2006 and $260,015 in 2005)	$339,643	$258,049
Equity securities available for sale, at fair value (amortized cost $3,037 in 2005)	–	3,054
Cash and cash equivalents	19,742	12,135
Accrued investment income	3,915	3,059
Premiums receivable, net of allowance	9,160	9,863
Deferred premiums	97,653	88,982
Federal income tax recoverable	–	62
Service income receivable	644	472
Reinsurance recoverables	14,140	14,375
Receivable under adverse development cover agreement	3,352	3,352
Prepaid reinsurance	2,156	2,019
Property and equipment, net	995	870
Deferred federal income taxes, net	14,423	9,323
Deferred policy acquisition costs, net	11,593	10,299
Intangible assets, net	1,301	1,464
Goodwill	1,527	1,527
Other assets	13,246	8,370
Total assets	$533,490	$427,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$169,336	$142,211
Unearned premiums	96,979	86,863
Reinsurance funds withheld and balances payable	251	333
Premiums payable	2,643	3,101
Accrued expenses and other liabilities	27,876	27,089
Surplus notes	12,000	12,000
Total liabilities	309,085	271,597

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized;
no shares issued and outstanding	–	–
Undesignated preferred stock, $0.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized;
issued and outstanding - 20,549,400 shares at June 30, 2006
and 16,411,143 shares at December 31, 2005	205	164
Paid-in capital	189,653	131,485
Accumulated other comprehensive loss	(6,100)	(1,267)
Retained earnings	40,647	25,296
Total stockholders’ equity	224,405	155,678
Total liabilities and stockholders’ equity	$533,490	$427,275

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except income per share amounts)
Revenue:
Premiums earned	$41,794	$39,645	$85,757	$68,804
Net investment income	3,741	1,796	6,866	3,095
Net realized gain (loss)	(88)	118	(315)	62
Claims service income	533	694	1,056	1,276
Other service income	19	50	47	100
Other income	869	812	1,625	1,986
	46,868	43,115	95,036	75,323
Losses and expenses:
Loss and loss adjustment expenses	22,015	26,988	50,462	47,255
Underwriting, acquisition and insurance
expenses	9,364	8,637	18,962	15,016
Other expenses	1,988	1,510	3,524	3,231
	33,367	37,135	72,948	65,502
Income before federal income taxes	13,501	5,980	22,088	9,821

Federal income tax expense (benefit):
Current	4,770	3,439	9,234	6,159
Deferred	(652)	(1,675)	(2,497)	(3,262)
	4,118	1,764	6,737	2,897
Net income	$9,383	$4,216	$15,351	$6,924

Basic earnings per share	$0.46	$0.26	$0.78	$0.47
Diluted earnings per share	$0.45	$0.25	$0.77	$0.44

Weighted average basic shares outstanding	20,318,726	16,402,808	19,647,440	14,590,343
Weighted average diluted shares outstanding	20,750,605	16,613,182	20,045,091	15,653,942

See accompanying notes to condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Cash flows from operating activities:
Net income	$15,351	$6,924
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	11,359	8,956
Policy acquisition costs deferred	(12,653)	(10,552)
Provision for depreciation and amortization	1,361	1,209
Net realized (gain) loss on investments	315	(62)
Benefit for deferred federal income taxes	(2,497)	(3,262)
Stock based compensation	615	6
Changes in certain assets and liabilities:
Federal income tax payable (recoverable)	(322)	1,007
Unpaid loss and loss adjustment expense	27,124	35,668
Reinsurance recoverables, net of reinsurance withheld	(1,924)	(4,193)
Unearned premiums, net of deferred premiums
and premiums receivable	2,149	(5,908)
Accrued investment income	(856)	(1,160)
Other assets and other liabilities	(3,764)	4,133
Net cash provided by operating activities	36,258	32,766

Cash flows from investing activities:
Purchases of investments	(229,804)	(233,053)
Sales of investments	122,758	126,425
Maturities and other	21,153	13,327
Purchases of property and equipment	(352)	(361)
Net cash used in investing activities	(86,245)	(93,662)

Cash flows from financing activities:
Issuance of common stock	57,562	80,775
Exercise of stock options	32	–
Net cash provided by financing activities	57,594	80,775

Net increase in cash and cash equivalents	7,607	19,879
Cash and cash equivalents at beginning of period	12,135	8,279
Cash and cash equivalents at end of period	$19,742	$28,158

Supplemental disclosures:
Federal income taxes paid	$9,250	$5,216
Interest paid on surplus notes	518	399

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

        PointSure is engaged primarily in administrative and wholesale insurance brokerage activities. The Eagle Entities, from whom the Company purchased certain assets, wrote state act workers’ compensation insurance and United States Longshore and Harbor Workers’ Compensation Act (“USL&H”) insurance, before their policies went into run-off on September 30, 2003.

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

2.  Summary of Significant Accounting Policies

        a.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, PointSure and SBIC (collectively, the “Company,” “we” or “us”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

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

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

        Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. Premiums from retrospectively rated policies totaled 20.5% and 41.8% of total premiums written for the three month periods ended June 30, 2006 and 2005, respectively, and 23.9% and 34.6% of total premiums written for the six month periods then ended, respectively.

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

        e.  Reinsurance

        The Company protects itself from excessive losses by reinsuring with nonaffiliated reinsurers certain levels of risk in various areas of exposure. Reinsurance premiums, commissions, expense reimbursements and liabilities related to ceded business are accounted for on a basis consistent with that used in accounting for original policies

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued and the terms of the reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover agreement with LMC is calculated on a quarterly basis using generally accepted actuarial methodology. Amounts recoverable in excess of acquired insurance liabilities at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, with a corresponding amount receivable from the seller. Amounts are shown net in the statements of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

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

        g.  Earnings Per Share

        The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	20,318,726	16,402,808	19,647,440	14,590,343
Weighted average shares issuable upon:
Conversion of preferred stock outstanding prior to initial public offering	–	–	–	859,426
Exercise of stock options and vesting of restricted stock	431,879	210,374	397,651	204,173
Diluted weighted average shares outstanding	20,750,605	16,613,182	20,045,091	15,653,942

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

        Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and six month periods ended June 30, 2006 is shown in the following table. No compensation cost was capitalized during the three month or six month periods ended June 30, 2006.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands)
Stock based compensation expense related to:
Stock options	$126	$228
Nonvested stock	329	387
Total	$455	$615

Total related tax benefit	$118	$140

        The following table shows the effect on net income and earnings per share for the three month and six month periods ended June 30, 2005 as if compensation cost had been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and as if such cost had been determined in accordance with SFAS No. 123R:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except income per share amounts)
Information as previously reported:
Net income	$4,216	$6,924
Less SFAS No. 123 compensation costs, net of taxes	(60)	(120)
Pro forma net income	$4,156	$6,804

Net income per common share:
Basic – As reported	$0.26	$0.47
Basic – Pro forma	$0.25	$0.47

Diluted – As reported	$0.25	$0.44
Diluted – Pro forma	$0.25	$0.43

Information calculated as if the fair value method had been applied to all awards:
Net income	$4,216	$6,924
Less SFAS No. 123 compensation costs, net of taxes	(85)	(169)
Pro forma net income	$4,131	$6,755

Net income per common share:
Basic – As reported	$0.26	$0.47
Basic – Pro forma	$0.25	$0.46

Diluted – As reported	$0.25	$0.44
Diluted – Pro forma	$0.25	$0.43

        Disclosures for the three month and six month periods ended June 30, 2006 are not presented because the amounts are recognized in the unaudited condensed consolidated financial statements. The compensation cost included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards may be made each year.

        i.  Comprehensive Income

        The following table summarizes the Company’s comprehensive income for the three month and six month periods ended June 30, 2006 and 2005:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$9,383	$4,216	$15,351	$6,924
Reclassification adjustment for net realized gains (losses) recorded into income	(88)	118	(315)	62
Tax (expense) benefit related to reclassification adjustment	31	(41)	110	(22)
Increase (decrease) in unrealized gain on investment securities available for sale	(3,476)	3,857	(7,120)	1,138
Tax (expense) benefit related to unrealized gains (losses)	1,217	(1,350)	2,492	(398)
Total comprehensive income	$7,067	$6,800	$10,518	$7,704

3.  Investments

        The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at June 30, 2006 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities	$19,237	$2	$(685)	$18,555
Government sponsored agency securities	13,942	–	(513)	13,429
Corporate securities	29,100	–	(1,250)	27,850
Tax-exempt municipal securities	203,008	3	(4,708)	198,302
Mortgage pass-through securities	61,908	–	(1,659)	60,250
Collateralized mortgage obligations	3,077	1	(69)	3,009
Asset-backed securities	18,756	–	(507)	18,248
Total investment securities available for sale	$349,028	$6	$(9,391)	$339,643

        The unrealized loss on temporarily impaired investments totaled $9.4 million at June 30, 2006 for investment securities available for sale with a fair value of $336.3 million. Approximately $1.6 million of total unrealized losses were from securities that had been impaired for more than one year. At June 30, 2006, no unrealized loss exceeded 20% of the related security’s book value at that date.

        The Company regularly reviews its fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. The Company evaluated investment securities with June 30, 2006 fair values less than amortized cost and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.

        The amortized cost and estimated fair value of fixed income securities available for sale at June 30, 2006, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,951	$5,878
Due after one year through five years	70,981	69,211
Due after five years through ten years	153,236	149,081
Due after ten years	35,119	33,966
Securities not due at a single maturity date	83,741	81,507
Total investment securities available for sale	$349,028	$339,643

        The amortized cost of investment securities available for sale deposited with various regulatory authorities was $118.7 million at June 30, 2006.

4.  Premiums

        Direct premiums written totaled $48.6 million and $52.8 million for the three month periods ended June 30, 2006 and 2005, respectively, and $99.8 million and $96.9 million for the six month periods then ended, respectively.

        Premiums receivable consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Premiums receivable	$10,102	$10,750
Allowance for doubtful accounts	(942)	(887)
	$9,160	$9,863

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

        As part of the Acquisition, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, requires LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial insurance liabilities at September 30, 2003. The Agreement also requires SBIC to reimburse LMC 100% of the excess of the initial insurance liabilities at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $3.4 million at June 30, 2006. Any increase or decrease in the amount due from LMC is included in loss and loss adjustment expenses in the consolidated statements of operations.

        As part of the Agreement, LMC placed into trust (the “Trust”) an amount equal to 10% of the balance sheet insurance liabilities of SBIC on the date of the Acquisition. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to at least 102% of LMC’s obligations under the Agreement. Initial loss liabilities were $16.0 million. The balance of the Trust was $5.0 million at June 30, 2006 and $4.9 million at December 31, 2005.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        b.  Reinsurance Assumed

        The Company assumes business from the National Council for Compensation Insurance in the states of Alabama, Alaska, Arizona, Arkansas, Georgia, Illinois, Nevada, New Jersey, New Mexico, Oregon, South Carolina and Virginia as part of the Residual Market Pool program.

        c.  Reinsurance Recoverables and Income Statement Effects

        Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$13,620	$13,745
Reinsurance recoverables on paid losses	520	630
Total reinsurance recoverables	$14,140	$14,375

        The effects of reinsurance on unaudited condensed consolidated statements of operations amounts are as follows for the three month and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Reinsurance assumed:
Written premiums	$3,702	$3,910	$7,246	$4,129
Earned premiums	1,796	3,175	5,399	3,400
Losses and loss adjustment expenses incurred	1,212	2,282	3,251	2,410

Reinsurance ceded:
Written premiums	$4,230	$6,556	$8,099	$11,818
Earned premiums	3,934	6,069	7,962	11,519
Losses and loss adjustment expenses incurred	346	1,963	833	4,140

6.  Unpaid Loss and Loss Adjustment Expenses

        The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and six month periods ended June 30, 2006 and 2005:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$160,063	$83,092	$142,211	$68,228
Reinsurance recoverables	(13,777)	(13,909)	(13,745)	(12,582)
Net	146,286	69,183	128,466	55,646
Incurred related to:
Current period	29,306	26,988	59,456	47,255
Prior periods	(7,291)	–	(8,994)	–
Total incurred	22,015	26,988	50,462	47,255
Paid related to:
Current period	(4,091)	(4,354)	(5,436)	(6,863)
Prior periods	(8,494)	(3,264)	(17,776)	(7,485)
Total paid	(12,585)	(7,618)	(23,212)	(14,348)
Unpaid loss and loss adjustment expense, net of reinsurance recoverables	155,716	88,553	155,716	88,553
Reinsurance recoverables	13,620	15,343	13,620	15,343
Unpaid loss and loss adjustment expense	$169,336	$103,896	$169,336	$103,896

        Loss and loss adjustment expenses are net of the release of loss reserves totaling approximately $7.3 million and $9.0 million in the three month and six month periods ended June 30, 2006, respectively. These reserve releases reflect better-than-expected impacts on losses related primarily to the Company’s California book of business as a result of reform legislation enacted there primarily in 2003 and 2004.

7.  Surplus Notes

        In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense totaled $272,000 and $528,000 for the three month and six month periods ended June 30, 2006, respectively, and $211,000 and $408,000 for the three month and six month periods ended June 30, 2005, respectively.

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

8.  Contingencies

        a.   SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of June 30, 2006, SBIC had a liability for guaranty fund and other assessments of $2.0 million and a guaranty fund receivable of $3.8 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

        b.   In June 2004, the Company was notified of a claim for damages brought by an individual against PointSure. In April 2005, a complaint against PointSure in connection with this matter was filed in the Superior Court of Washington for King County. In July 2006, the court granted plaintiff’s motion to file an amended complaint adding SIH and SBIC to the complaint. The complaint alleges breach and unjust enrichment related to the termination of an alleged contract between PointSure and the plaintiff and seeks a judgment awarding damages to the plaintiff in an amount to be proven at trial, plus attorneys’ fees and costs. The Company disputes the allegations in the complaint

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and is defending this case vigorously. Management believes the outcome of this matter will not have a material adverse effect on the Company’s financial position.

        c.   The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

9.  Follow-on Public Offering

        On February 1, 2006, the Company closed a follow-on public offering of 3,910,000 shares of common stock, including the underwriters’ over-allotment option to purchase 510,000 shares of common stock, at a price of $15.75 per share for net proceeds of approximately $57.6 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $4.0 million. The Company contributed $50.0 million of the net proceeds to SBIC, which intends to use the capital to expand its business in its core markets and to new territories. The remaining proceeds will be used for general corporate purposes, including supporting the growth of PointSure. The use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus that was included in the related Registration Statement on Form S-1. Except for the contribution of proceeds to SBIC, no proceeds or expenses were paid to the Company’s directors, officers, ten percent shareholders or affiliates.

10.  Share-Based Payment Arrangements

        At June 30, 2006, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004.

        The Board of Directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or; (ii) such lesser number of shares as determined by the Board of Directors. At June 30, 2006, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 487,683 shares had been granted, and 1,375,978 shares for issuance under the 2005 Plan, of which 657,663 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        a.  Stock Options

        The fair values of stock options granted during the three month and six month periods ended June 30, 2006 and 2005 were determined on the dates of grant using the Black-Scholes-Merton (“Black-Scholes”) option valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (years)	6.2	–	6.2	7.0
Expected stock price volatility	26.1%	–	26.1%	15.4%
Risk-free interest rate	4.96%	–	4.73%	3.96%
Expected dividend yield	–	–	–	–

Estimated fair value per option	$6.28	–	$6.41	$3.07

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

        The following table summarizes stock option activity for the six months ended June 30, 2006.

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	804,524	$8.13	8.3	$–
Granted	114,350	17.60	–	–
Forfeited	(5,260)	7.98	–	–
Exercised	(4,382)	7.40	–	–
Cancelled	(478)	6.54	–	–
Outstanding at June 30, 2006	908,754	9.33	8.1	6,163

Exercisable at June 30, 2006	328,886	7.51	7.7	2,828

        The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $16.11 on June 30, 2006. As of June 30, 2006, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 34.2 months. During the three months ended June 30, 2006, the total intrinsic value of stock options exercised was approximately $35,500. During the three months ended June 30, 2006, the Company received approximately $22,400 from the exercise of incentive stock options. There were no associated tax benefits.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of June 30, 2006, there were 718,315 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of June 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 6.54	481,922	7.4	$6.54	250,733	$6.54
10.50-12.54	312,482	8.6	10.60	78,153	10.63
15.60-18.40	114,350	9.8	17.60	–	–
	908,754	8.1	9.33	328,886	7.51

        a.  Nonvested Stock

        The following table summarizes nonvested stock activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	6,000	$11.40
Granted	223,875	17.59
Vested	–	–
Forfeited	–	–
Outstanding at June 30, 2006	229,875	17.42

        As of June 30, 2006, there was $3.6 million of total unrecognized compensation cost related to nonvested stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 32.5 months. No shares vested during the quarter ended June 30, 2006.

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

        SIH was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of the Acquisition. In the Acquisition, we acquired from LMC and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of Eagle. Eagle began writing specialty workers’ compensation insurance policies in the mid-1980’s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.

        In the Acquisition, we also acquired 100% of the issued and outstanding capital stock of KEIC and PointSure. We acquired KEIC, a shell company with no in-force policies or employees, solely for the purpose of acquiring its workers’ compensation licenses in 43 states and the District of Columbia and for its certification with the United States Department of Labor. Subsequent to the Acquisition, KEIC was renamed “SeaBright Insurance Company.” SeaBright Insurance Company received an “A–” (Excellent) rating from A.M. Best following the completion of the Acquisition.

        At closing of the Acquisition, $4.0 million of the purchase price was placed into escrow for a period of two years. These funds were available to us as security for various obligations of LMC pursuant to various agreements entered into in connection with the Acquisition. As of June 30, 2006, the entire balance of the escrow fund, including accumulated interest, had been returned to KEG.

        To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to developments in KEIC’s insurance liabilities as they existed at the date of the Acquisition. December 31, 2011 is the date that the parties will look to see whether the insurance liabilities with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million amount existing at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must indemnify LMC in the amount of the decrease. To support LMC’s obligations under the adverse development cover agreement, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover agreement. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover agreement. The amount on deposit in the trust account at June 30, 2006 was approximately $5.0 million. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover agreement, it is unlikely that we would recover any future amounts owing by LMC to us.

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

      Claims Service Income

        We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the six months ended June 30, 2006 and 2005, approximately 54% and 73%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to the Eagle Entities diminish.

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

      Underwriting, Acquisition and Insurance Expenses

        We refer to the expenses that we incur to underwrite risks as underwriting, acquisition and insurance expenses. Underwriting expenses consist of commission expenses, premium taxes and fees and other underwriting expenses incurred in writing and maintaining our business. Commissions, premium taxes and fees, and the portion of other underwriting expenses that is associated with the acquisition of new and renewal business are initially deferred and are recognized as expenses as the related premium is earned.

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

Results of Operations

      Three month and six month periods ended June 30, 2006 and 2005

        Gross Premiums Written. Gross premiums written for the three months ended June 30, 2006 totaled $52.4 million, a decrease of $4.3 million, or 7.6%, from $56.7 million in the same period of 2005. For the six months ended June 30, 2006, gross premiums written totaled $107.1 million, an increase of $6.1 million, or 6.0%, from $101.0 million in the same period of 2005. California continues to be our largest market, accounting for approximately 60.5% of our in-force premiums at June 30, 2006. Gross premiums written in California during the first half of 2006 accounted for 51.9% of total premiums written in the period, down from approximately 59.4% in the same period of 2005. This reduction is part of our plan to achieve optimal diversification of our book of business. As of June 30, 2006, our in-force book of business was split as follows among our three primary market segments: state act – 56.0%, ADR – 28.6% and maritime – 15.4%. At June 30, 2005, our in-force book of business was split as follows: state act – 53.7%, ADR – 29.1% and maritime – 17.2%.

        On March 24, 2006, the Workers’ Compensation Insurance Rating Bureau (the “WCIRB”), an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending a 16.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2006. The filing was based on an analysis of loss experience valued as of December 31, 2005 and was made in response to continued reductions in workers’ compensation claim costs in California as a result of reform legislation enacted primarily in 2003 and 2004. On May 31, 2006, the Commissioner recommended a 16.4% decrease in rates, and on that date, we filed new rates reflecting an average reduction of 5.8% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006. The filing was approved on June 21, 2006. This is the sixth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 41.8%.

        Net Premiums Written. Net premiums written for the three months ended June 30, 2006 totaled $48.2 million, a decrease of $2.0 million, or 4.0%, from $50.2 million in the same period of 2005. For the six months ended June 30, 2006, net premiums written totaled $99.0 million, an increase of $9.8 million, or 11.0%, from $89.2 million in the same period of 2005. The changes in net premiums written for the three month and six month periods ended June 30, 2006 are reflective of similar changes in gross premiums written. Net premiums written are affected by premiums ceded under reinsurance agreements with external reinsurers. For the three months ended June 30, 2006, ceded written premiums totaled $4.2 million (8.0% of gross premiums written) compared to $6.6 million (11.6% of gross premiums written) in the same period of 2005. Ceded written premiums for the six months ended June 30, 2006 totaled $8.1 million (7.6% of gross premiums written) compared to $11.8 million (11.7% of gross premiums written) in the same period of 2005. In 2005, certain of our reinsurance contracts provided for the ceding of premiums on a direct premiums written basis, while others provided for ceding on a direct premiums earned basis. Our current reinsurance contracts, which we entered into on October 1, 2005, provide for the ceding of premiums on a gross premiums earned basis. This, coupled with changes in our deductibles and retention limits, accounts for the reductions in the ceded premiums written percentages noted above.

        Net Premiums Earned. Net premiums earned for the three months ended June 30, 2006 totaled $41.8 million, an increase of $2.2 million, or 5.6%, over $39.6 million in the same period of 2005. For the six months ended June 30, 2006, net premiums earned totaled $85.8 million, an increase of $17.0 million, or 24.7%, from $68.8 million in the same period of 2005. As previously discussed, these increases are due to the increase in net premiums written in 2005 and 2006. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Net premiums earned in the first half of 2006 reflect a reduction of approximately $2.3 million related to our retrospectively rated policies, reflective of improved loss ratios that generate return premiums. Retrospectively rated policies currently account for approximately 29% of our book of business.

        Net Investment Income. Net investment income for the three months ended June 30, 2006 totaled $3.7 million, an increase of $1.9 million, or 105.6%, over $1.8 million in the same period of 2005. For the six months ended June 30, 2006, net investment income totaled $6.9 million, an increase of $3.8 million, or 122.6%, from $3.1 million in the same period of 2005. These increases are due primarily to the addition of $57.6 million of net proceeds from the follow-on offering in February 2006, continued positive cash flow from operations and the higher interest rate environment. Our yield on average invested assets for the three months ended June 30, 2006 was approximately 4.2% compared to approximately 3.2% for the same period in 2005. For the six months ended June 30, 2006, our yield on average invested assets was 4.3% compared to approximately 3.5% for the same period in 2005.

        Service Income. Service income for the three months ended June 30, 2006 totaled $552,000, a decrease of $192,000, or 25.8%, from $744,000 in the same period of 2005. For the six months ended June 30, 2006, service income totaled $1.1 million, a decrease of $0.3 million, or 21.4%, from $1.4 million in the same period of 2005. Our service income results primarily from service arrangements we have with LMC and other companies for claims processing services, policy administration and administrative services we perform for them. Average monthly fees from arrangements with LMC for services we provide in connection with the Eagle Entities’ insurance policies are declining as the volume of work decreases as a result of the run off of our predecessor’s business. Approximately 66% of our service income in the three-month period ended June 30, 2006 came from third party claims administration services that we provide to independent, unrelated companies, compared to 39% in the same period of 2005. For the six-month period ended June 30, 2006, approximately 46% of our service income came from third party claims administration services that we provide to independent, unrelated companies, compared to approximately 27% in the same period of 2005.

        Other Income. Other income for the three months ended June 30, 2006 totaled $869,000, an increase of $57,000, or 7.0%, over $812,000 in the same period of 2005. For the six months ended June 30, 2006, other income totaled $1.6 million, a decrease of $0.4 million, or 20.0%, from $2.0 million in the same period of 2005. Other income results primarily from the operations of PointSure, our wholesale insurance broker and third party claims administrator subsidiary. The decrease in other income for the six month period ended June 30, 2006 resulted primarily from a decrease in PointSure’s agency and direct billed commission income in the first quarter of the year. PointSure’s agency and direct billed commission income totaled approximately $756,000 for the three months ended March 31, 2006 compared to $1.2 million in the same period of 2005, representing a decrease of $444,000, or 37.0%. Most of this income is passed through as commission expense to brokers and producers.

        Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses for the three months ended June 30, 2006 totaled $22.0 million, a decrease of $5.0 million, or 18.5%, from $27.0 million in the same period of 2005. For the six months ended June 30, 2006, loss and loss adjustment expenses totaled $50.5 million, an increase of $3.2 million, or 6.8%, from $47.3 million in the same period of 2005. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended June 30, 2006 was 51.4% compared to 66.3% for the same period in 2005. Our net loss ratio for the six months ended June 30, 2006 was 57.6% compared to 66.8% for the same period in 2005. Paid losses for the six months ended June 30, 2006 totaled $18.6 million, compared to $10.5 million in the same period of 2005.

        Loss and loss adjustment expenses are net of the release of loss reserves totaling approximately $7.3 million and $9.0 million in the three month and six month periods ended June 30, 2006, respectively. These reserve releases reflect better-than-expected impacts on losses related primarily to the Company’s California book of business as a result of reform legislation enacted there primarily in 2003 and 2004. The recorded loss reserves at June 30, 2006 represent management’s estimate of amounts the Company expects to pay in connection with policies it has written. Reserves are reviewed quarterly and adjustments are made as necessary to reflect management’s current expectations in light of developing trends.

        As of June 30, 2006, we had recorded a receivable of approximately $3.4 million for adverse loss development under the adverse development cover agreement since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover agreement. At June 30, 2006, we have access to approximately $5.0 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover agreement.

        Underwriting Expenses. Underwriting expenses for the three months ended June 30, 2006 totaled $9.4 million, an increase of $0.8 million, or 9.3%, from $8.6 million in the same period of 2005. For the six months ended June 30, 2006, underwriting expenses totaled $19.0 million, an increase of $4.0 million, or 26.7%, from $15.0 million in the same period of 2005. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended June 30, 2006 was 22.4%, compared to 21.7% for the same period in 2005. For the six months ended June 30, 2006, our net underwriting expense ratio was 22.1%, compared to 21.7% for the same period of 2005. The increases in the net underwriting expense ratio resulted primarily from an increase in commission expense. Direct commissions as a percentage of direct earned premiums increased from 5.9% in the first half of 2005 to 6.9% in the same period of 2006.

        Other Expenses. Other expenses for the three months ended June 30, 2006 totaled $2.0 million, an increase of $0.5 million, or 33.3%, over $1.5 million in the same period of 2005. For the six months ended June 30, 2006, other expenses totaled $3.5 million, an increase of $0.3 million, or 9.4%, from $3.2 million in the same period of 2005. The increase in other expenses resulted primarily from compensation costs associated with the implementation of SFAS No. 123R, which totaled approximately $615,000 at June 30, 2006, offset by a reduction of approximately $203,000 in amortization expense related to intangible assets we acquired from the predecessor and other reductions.

        Federal Income Tax Expense. The effective tax rate for the six months ended June 30, 2006 was 30.5%, compared to 31.6% for the same period in 2005. At June 30, 2006, approximately 58.2% of our portfolio was invested in tax-exempt municipal securities, compared to approximately 55.4% at June 30, 2005.

        Net Income. Net income was $9.4 million for the three months ended June 30, 2006, compared to $4.2 million for the same period in 2005, representing an increase of $5.2 million. Net income for the six months ended June 30, 2006 totaled $15.4 million, an increase of $8.5 million from $6.9 million in the same period of 2005. The increase in net income for the six months ended June 30, 2006 resulted primarily from increases in premiums earned and investment income for the period and the release of loss reserves, offset by increases in loss and loss adjustment expenses and underwriting, acquisition and insurance expenses

Liquidity and Capital Resources

        Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

        Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of June 30, 2006 has an effective duration of 5.5 years with individual maturities extending out to 26 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

        At June 30, 2006, our investment portfolio is made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

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

        SIH operates as a holding company and has minimal revenue and expenses. Currently, there are no plans to have our insurance subsidiary or PointSure pay a dividend to SIH.

        Our unaudited consolidated net cash provided by operating activities for the six months ended June 30, 2006 was $36.3 million, compared to $32.8 million for the same period in 2005. The increase resulted primarily from the increase in net income and increases in unpaid loss and loss adjustment expense, amortization of deferred policy acquisition costs and unearned premiums net of deferred premiums and premiums receivable, offset by increases in policy acquisition costs deferred, deferred federal income tax benefit, balances related to reinsurance recoverables and other assets and liabilities, all as a result of the growth of our business.

        We used net cash of $86.2 million for investing activities in the six months ended June 30, 2006, compared to $93.7 million for the same period in 2005. The difference between periods is primarily attributable to a reduction in funds available for investing activities. In 2005, we invested net proceeds totaling approximately $80.4 million resulting from the sale of 8,625,000 shares of common stock in our initial public offering. In 2006, we invested net proceeds totaling approximately $57.6 million resulting from a follow-on public offering of 3,910,000 shares of our common stock described below.

        For the six months ended June 30, 2006, financing activities provided cash of $57.6 million, compared to $80.8 million in the same period in 2005. As described below, the majority of cash provided by financing activities resulted from the sale of our common stock and, to a much lesser degree, from the exercise of common stock options by our employees.

        On February 1, 2006, we closed a follow-on public offering of 3,910,000 shares of our common stock, including the underwriters’ over-allotment option to purchase 510,000 shares of our common stock, at a price of $15.75 per share for net proceeds of approximately $57.6 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $4.0 million. We contributed $50.0 million of the net proceeds to SBIC, which is using the capital to expand its business in its core markets and to new territories. The remaining proceeds will be used for general corporate purposes, including supporting the growth of PointSure.

Contractual Obligations and Commitments

        The following table identifies our contractual obligations due by period as of June 30, 2006:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$–	$–	$–	$12,000
Loss and loss adjustment expenses	169,336	24,215	81,620	24,384	39,117
Operating lease obligations	3,081	925	2,088	68	–
Total	$184,417	$25,140	$83,708	$24,452	$51,117

        The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of June 30, 2006 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

        As of June 30, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

        The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses, including losses that have occurred but were not reported to us by the financial reporting date; the amount and recoverability of reinsurance recoverable balances; accounting for our adverse development cover agreement; deferred policy acquisition costs; deferred taxes; goodwill and other intangible assets; retrospective premiums; earned but unbilled premiums; and the impairment of investment securities. The following should be read in conjunction with the notes to our financial statements.

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

      Adverse Development Cover Agreement

        The unpaid loss and loss adjustment expense subject to the adverse development cover agreement with LMC is calculated on a quarterly basis using generally accepted actuarial methodologies. Amounts recoverable in excess of acquired insurance liabilities at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, Business Combinations, with a corresponding amount receivable from the seller. Amounts are shown net in the statement of operations.

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

      Deferred Taxes

        We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment dates recognized in the statement of operations in the period that includes the enactment date.

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

Interest Rate Risk

        We had fixed-income investments with a fair value of $339.6 million at June 30, 2006 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

        The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of June 30, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$(29,882)	$309,761	(8.8)%
100 basis point increase	(15,123)	324,520	(4.5)%
No change	–	339,643	–
100 basis point decrease	15,487	355,130	4.6%
200 basis point decrease	31,338	370,981	9.2%

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

        The following risk factor has been updated to reflect developments that occurred during the quarter ended June 30, 2006.

      Risks Related to Our Business

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

        On May 31, 2005, the California Insurance Commissioner issued a decision adopting an advisory pure premium rate reduction of 18% for California workers’ compensation policies incepting on or after July 1, 2005. Pure premium is that portion of an insurance premium necessary to cover the cost of paying claims, such as medical and indemnity costs and allocated and unallocated loss adjustment expenses. The decision was issued in response to reductions in 2004 workers’ compensation claim costs in California, as well as anticipated future claim cost reductions, as a result of reform legislation enacted primarily in 2003 and 2004. Such decisions of the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt the new rates. On June 6, 2005, after completing a study of our California loss data, we filed with the California Department of Insurance our rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2005. The filing was approved on June 28, 2005. The new rates reflected an average reduction of 14.2% from prior rates and are in response to emerging favorable trends in loss costs resulting from reform legislation.

        On September 15, 2005, the WCIRB, an industry-backed private organization that provides statistical analysis, submitted an amended filing to the California Insurance Commissioner recommending a 15.9% decrease in advisory pure premium rates on new and renewal policies effective January 1, 2006. As described above, such rates, if adopted by the California Insurance Commissioner, are advisory only and insurance companies may choose whether or not to adopt the new rates. The rate decrease was proposed following the WCIRB’s review of accident year experience valued as of June 30, 2005 and the cost impact of the January 1, 2005 permanent disability rating schedule. On November 10, 2005, the Commissioner recommended a 15.3% decrease in rates, and on November 28, 2005 we filed new rates reflecting an average reduction of 11.8% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after January 1, 2006. The filing was approved on December 22, 2005.

        On March 24, 2006, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 16.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2006. The filing was based on an analysis of loss experience valued as of December 31, 2005 and was made in response to continued reductions in workers’ compensation claim costs in California as a result of reform legislation enacted primarily in 2003 and 2004. On May 31, 2006, the Commissioner recommended a 16.4% decrease in rates, and on that date, we filed new rates reflecting an average reduction of 5.8% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006. The filing was approved on June 21, 2006. This is the sixth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 41.8%.

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

      Risks Related to Our Common Stock

Entities affiliated with Summit Partners have the ability to influence our business, which may be disadvantageous to other stockholders and adversely affect the trading price of SIH’s common stock.

        Following the completion of a secondary offering of SIH’s common stock in February 2006, entities affiliated with Summit Partners, collectively, beneficially owned approximately 20.2% of SIH’s outstanding common stock. Distributions within Summit during May and June of 2006 reduced Summit’s beneficial ownership percentage to approximately 10.2% at June 30, 2006. As a result, these stockholders, acting together, will have the ability to exert influence over all matters requiring approval by SIH’s stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. In addition, these stockholders may have interests that are different from ours. Under SIH’s amended and restated certificate of incorporation, none of the Summit entities or any director, officer, stockholder, member, manager or employee of the Summit entities has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any Summit entity acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, the Summit entity will not have any duty to communicate or offer such opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty relating to such corporate opportunity. One of SIH’s directors, Peter Y. Chung, is affiliated with Summit Partners. Our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        On January 19, 2005, the SEC declared effective SIH’s Registration Statement on Form S-1, as amended (Registration No. 333-119111), as filed with the SEC in connection with the initial public offering of 8,625,000 shares of SIH’s common stock. Proceeds to SIH, after accounting for approximately $6.3 million in underwriting discounts and commissions and approximately $3.9 million in other expenses of the offering, were approximately $80.4 million. The offering closed on January 26, 2005.

        On January 26, 2005, SIH contributed approximately $74.8 million of the net proceeds to SBIC. We are using the remaining net proceeds for general corporate purposes, including supporting the growth of PointSure. Except for the capital contribution to SBIC, as of June 30, 2006, we had not used any of the remaining net proceeds from the offering. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

        We did not purchase any of our equity securities during the six months ended June 30, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

        The 2006 annual meeting of stockholders of SIH was held on May 25, 2006. At the annual meeting, our stockholders were asked to elect six directors to the Board of Directors and to ratify the Audit Committee’s appointment of KPMG LLP as SIH’s independent auditors for the year ending December 31, 2006. Following are the results of the election:

        Proposal I:   Election of six directors to the Board of Directors

	Votes For	Votes Withheld
John G. Pasqualetto	19,468,622	570,318
J. Scott Carter	19,411,801	627,139
Peter Y. Chung	19,412,221	626,719
William M. Feldman	19,742,047	296,893
Mural R. Josephson	19,741,947	296,993
George M. Morvis	19,412,601	626,339

Proposal II: Ratification of the Audit Committee’s appointment of KPMG LLP as independent auditor for the year ending December 31, 2006
Votes for	19,957,798
Votes against	23,768
Abstentions	57,374

Item 6.  Exhibits

        The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.
Date: August 14, 2006
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