Form 10-Q
period 2006-09-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2006-11-13
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act): Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares outstanding as of November 10, 2006
Common Stock, $0.01 Par Value	20,549,400

SeaBright Insurance Holdings, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
	(in thousands)
ASSETS
Investment securities available for sale, at fair value (amortized cost $372,633 in 2006 and $260,015 in 2005)	$372,310	$258,049
Equity securities available for sale, at fair value (amortized cost $3,037 in 2005)	–	3,054
Cash and cash equivalents	26,022	12,135
Accrued investment income	4,077	3,059
Premiums receivable, net of allowance	10,494	9,863
Deferred premiums	93,751	88,982
Federal income tax recoverable	1,114	62
Service income receivable	582	472
Reinsurance recoverables	14,019	14,375
Receivable under adverse development cover agreement	3,352	3,352
Prepaid reinsurance	1,828	2,019
Property and equipment, net	1,088	870
Deferred federal income taxes, net	11,830	9,323
Deferred policy acquisition costs, net	12,060	10,299
Intangible assets, net	1,220	1,464
Goodwill	1,527	1,527
Other assets	8,630	8,370
Total assets	$563,904	$427,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$184,645	$142,211
Unearned premiums	88,751	86,863
Reinsurance funds withheld and balances payable	240	333
Premiums payable	2,078	3,101
Accrued expenses and other liabilities	36,330	27,089
Surplus notes	12,000	12,000
Total liabilities	324,044	271,597

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized;
no shares issued and outstanding	–	–
Undesignated preferred stock, $0.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized;
issued and outstanding - 20,549,400 shares at September 30, 2006
and 16,411,143 shares at December 31, 2005	205	164
Paid-in capital	190,121	131,485
Accumulated other comprehensive loss	(210)	(1,267)
Retained earnings	49,744	25,296
Total stockholders’ equity	239,860	155,678
Total liabilities and stockholders’ equity	$563,904	$427,275

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except income per share amounts)
Revenue:
Premiums earned	$47,819	$40,719	$133,576	$109,523
Net investment income	3,970	2,132	10,836	5,227
Net realized gain (loss)	(74)	(14)	(389)	48
Claims service income	497	523	1,553	1,799
Other service income	31	41	78	141
Other income	508	874	2,133	2,860
	52,751	44,275	147,787	119,598
Losses and expenses:
Loss and loss adjustment expenses	27,829	27,095	78,291	74,350
Underwriting, acquisition and insurance
expenses	9,704	8,058	28,666	23,074
Other expenses	2,179	1,411	5,703	4,642
	39,712	36,564	112,660	102,066
Income before federal income taxes	13,039	7,711	35,127	17,532

Federal income tax expense (benefit):
Current	4,521	3,049	13,755	9,208
Deferred	(579)	(405)	(3,076)	(3,667)
	3,942	2,644	10,679	5,541
Net income	$9,097	$5,067	$24,448	$11,991

Basic earnings per share	$0.45	$0.31	$1.23	$0.79
Diluted earnings per share	$0.44	$0.30	$1.21	$0.75

Weighted average basic shares outstanding	20,319,525	16,403,929	19,873,930	15,201,515
Weighted average diluted shares outstanding	20,686,161	16,703,313	20,269,730	16,007,576

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Cash flows from operating activities:
Net income	$24,448	$11,991
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	21,079	14,156
Policy acquisition costs deferred	(22,840)	(15,438)
Provision for depreciation and amortization	2,087	1,981
Net realized (gain) loss on investments	389	(48)
Benefit for deferred federal income taxes	(3,076)	(3,667)
Stock based compensation	1,083	12
Changes in certain assets and liabilities:
Federal income tax recoverable	(1,052)	(354)
Unpaid loss and loss adjustment expense	42,434	52,899
Reinsurance recoverables, net of reinsurance withheld	(206)	(1,128)
Unearned premiums, net of deferred premiums
and premiums receivable	(3,512)	(5,591)
Accrued investment income	(1,018)	(1,544)
Other assets and other liabilities	55	4,283
Net cash provided by operating activities	59,871	57,552

Cash flows from investing activities:
Purchases of investments	(254,420)	(309,425)
Sales of investments	140,438	163,052
Maturities and other	10,989	16,340
Purchases of property and equipment	(585)	(596)
Net cash used in investing activities	(103,578)	(130,629)

Cash flows from financing activities:
Issuance of common stock	57,562	80,775
Exercise of stock options	32	15
Net cash provided by financing activities	57,594	80,790

Net increase in cash and cash equivalents	13,887	7,713
Cash and cash equivalents at beginning of period	12,135	8,279
Cash and cash equivalents at end of period	$26,022	$15,992

Supplemental disclosures:
Federal income taxes paid	$14,500	$9,625
Accrued expenses for purchases of investments	8,413	3,843
Interest paid on surplus notes	800	622

See accompanying notes to unaudited condensed consolidated financial statements.

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

        SeaBright Insurance Company (“SBIC”), formerly KEIC, is licensed to write workers’ compensation insurance in 44 states and the District of Columbia. Domiciled in the State of Illinois and commercially domiciled in the State of California, SBIC focuses on employers with complex workers’ compensation exposures and provides coverage under multiple state and federal acts, applicable common law or negotiated agreements. Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned.

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

2. Summary of Significant Accounting Policies

      a. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, SBIC and PointSure (collectively, the “Company,” “we” or “us”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2006.

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      b. Use of Estimates

        The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. For example, the Company used significant estimates in determining amounts related to unpaid loss and loss adjustment expense, goodwill and other intangibles, earned premiums on retrospectively rated policies, earned but

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unbilled premiums, federal income taxes, reinsurance, stock-based compensation arrangements and other-than-temporary impairment of investment securities. Actual results could differ from those estimates. Such estimates and judgments could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

        Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. Premiums from retrospectively rated policies totaled 29.6% and 21.2% of total premiums written for the three month periods ended September 30, 2006 and 2005, respectively, and 25.7% and 30.8% of total premiums written for the nine month periods then ended, respectively.

      d. Unpaid Loss and Loss Adjustment Expense

        Unpaid loss and loss adjustment expense represents an estimate of the ultimate net cost of all unpaid losses incurred through the specified period. The loss adjustment expense component is an estimate of expenses to be incurred in settlement of the claims included in the liability for unpaid losses. These liabilities, which anticipate salvage and subrogation recoveries and are presented gross of amounts recoverable from reinsurers, include estimates of future trends in claim severity and frequency and other factors that could vary as the losses are ultimately settled.

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

        Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the liability for unpaid loss and loss adjustment expense is reasonable. Estimates are reviewed periodically and any necessary adjustment is included in the results of operations of the period in which the adjustment is determined.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      e. Reinsurance

        The Company attempts to protect itself from excessive losses by reinsuring with nonaffiliated reinsurers certain levels of risk in various areas of exposure. Reinsurance premiums, commissions, expense reimbursements and liabilities related to ceded business are accounted for on a basis consistent with that used in accounting for original policies issued and the terms of the reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover agreement with LMC is estimated on a quarterly basis using generally accepted actuarial methodology. Amounts estimated to be recoverable in excess of acquired insurance liabilities at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, with a corresponding amount receivable from the seller. Amounts are shown net in the statements of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

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

      g. Earnings Per Share

        The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	20,319,525	16,403,929	19,873,930	15,201,515
Weighted average shares issuable upon:
Conversion of preferred stock outstanding prior to initial public offering	–	–	–	569,803
Exercise of stock options and vesting of restricted stock	366,636	299,384	395,800	236,258
Diluted weighted average shares outstanding	20,686,161	16,703,313	20,269,730	16,007,576

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2006 is shown in the following table. No compensation cost was capitalized during the three month or nine month periods ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands)
Stock based compensation expense related to:
Stock options	$134	$362
Nonvested stock	334	721
Total	$468	$1,083

Total related tax benefit	$120	$260

        The following table shows the effect on net income and earnings per share for the three month and nine month periods ended September 30, 2005 as if compensation cost had been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and as if such cost had been determined in accordance with SFAS No. 123R:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except income per share amounts)
Information as previously reported:
Net income	$5,067	$11,991
Less SFAS No. 123 compensation costs, net of taxes	(61)	(181)
Pro forma net income	$5,006	$11,810

Net income per common share:
Basic – as reported	$0.31	$0.79
Basic – pro forma	$0.31	$0.78

Diluted – as reported	$0.30	$0.75
Diluted – pro forma	$0.30	$0.74

Information calculated as if the fair value method had been applied to all awards:
Net income	$5,067	$11,991
Less SFAS No. 123 compensation costs, net of taxes	(86)	(255)
Pro forma net income	$4,981	$11,736

Net income per common share:
Basic – as reported	$0.31	$0.79
Basic – pro forma	$0.30	$0.77

Diluted – as reported	$0.30	$0.75
Diluted – pro forma	$0.30	$0.73

        Disclosures for the three month and nine month periods ended September 30, 2006 are not presented because the amounts are recognized in the unaudited condensed consolidated financial statements. The compensation cost included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards may be made each year.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      i. Comprehensive Income

        The following table summarizes the Company’s comprehensive income for the three month and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$9,097	$5,067	$24,448	$11,991
Reclassification adjustment for net realized gains (losses) recorded into income	(74)	(14)	(389)	48
Tax (expense) benefit related to reclassification adjustment	26	5	136	(17)
Increase (decrease) in unrealized gain on investment securities available for sale	9,135	(3,497)	2,015	(2,359)
Tax (expense) benefit related to unrealized gains (losses)	(3,197)	1,224	(705)	826
Total comprehensive income	$14,987	$2,785	$25,505	$10,489

      j. Recently Issued Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company expects that FIN 48 will not have a material effect on its consolidated financial condition or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company expects that SFAS No. 157 will not have a material effect on its consolidated financial condition or result of operations.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company expects that SAB 108 will not have a material effect on its consolidated financial condition or results of operations.

3. Investments

        The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at September 30, 2006 are as follows:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities	$19,250	$49	$(2,745)	$19,025
Government sponsored agency securities	21,518	8	(2,293)	21,297
Corporate securities	30,558	2	(7,100)	29,850
Tax-exempt municipal securities	203,438	1,676	(541)	204,573
Mortgage pass-through securities	76,790	306	(530)	76,566
Collateralized mortgage obligations	2,859	2	(33)	2,828
Asset-backed securities	18,220	60	(1,097)	18,171
Total investment securities available for sale	$372,633	$2,103	$(2,426)	$372,310

        The unrealized loss on temporarily impaired investments totaled $2.4 million at September 30, 2006 for investment securities available for sale with a fair value of $176.5 million. Approximately $2.0 million of total unrealized losses were from securities that had been impaired for more than one year. At September 30, 2006, no unrealized loss exceeded 20% of the related security’s book value at that date. The following table presents information about fixed maturity securities with unrealized losses at September 30, 2006:

Fixed maturity securities with unrealized losses at September 30, 2006	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
	(in thousands)
Greater than or equal to $50,000 and for:
Less than one year (1 issue)	$1,560	$(87)	94.7%
One year or longer (2 issues)	6,282	(184)	97.2%
Less than $50,000 and for:
Less than one year (78 issues)	60,926	(375)	99.4%
One year or longer (149 issues)	107,704	(1,780)	98.4%
Total	$176,472	$(2,426)	98.6%

        The Company regularly reviews its fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. The Company evaluated investment securities with September 30, 2006 fair values less than amortized cost and has determined that the decline in value is temporary and is related primarily to the change in market interest rates since purchase. Furthermore, the Company has the ability to hold the impaired investments to maturity and the intent to hold them for a period of time sufficient for recovery of their carrying amount. Therefore, no other-than-temporary impairment losses were recorded in the nine months ended September 30, 2006 and 2005.

        The amortized cost and estimated fair value of fixed income securities available for sale at September 30, 2006, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$11,652	$11,612
Due after one year through five years	72,268	71,476
Due after five years through ten years	156,837	157,289
Due after ten years	34,007	34,368
Securities not due at a single maturity date	97,869	97,565
Total investment securities available for sale	$372,633	$372,310

        The amortized cost of investment securities available for sale deposited with various regulatory authorities was $118.4 million at September 30, 2006.

4. Premiums

        Direct premiums written totaled $44.6 million and $37.5 million for the three month periods ended September 30, 2006 and 2005, respectively, and $144.4 million and $134.4 million for the nine month periods then ended, respectively.

        Premiums receivable consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in thousands)
Premiums receivable	$11,391	$10,750
Allowance for doubtful accounts	(897)	(887)
	$10,494	$9,863

5. Reinsurance

      a. Reinsurance Ceded

        Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. For the period from October 1, 2005 through October 1, 2006, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $500,000 of each loss occurrence. Losses in excess of $500,000 up to $50.0 million are reinsured as follows:

Layer	General Description
$500,000 excess of $500,000 each loss occurrence	Reinsured 50%, subject to an annual aggregate deductible of $1.5 million and an aggregate limit of $10.0 million.
$4.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate deductible of $2.0 million and an aggregate limit of $16.0 million.
$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $15.0 million.
$40.0 million excess of $10.0 million each loss occurrence	Fully reinsured in two sub-layers. The first sub-layer affords coverage of up to $10.0 million for each loss occurrence in excess of $10.0 million, subject to a limit of $7.5 million maximum any one loss and an aggregate limit of $20.0 million. The second sub-layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million, subject to a limit of $5.0 million maximum any one loss and an aggregate limit of $60.0 million.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On October 1, 2006, the Company entered into new reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $1.0 million of each loss occurrence. The new reinsurance program, which is effective through October 1, 2007, provides coverage up to $75.0 million per loss occurrence as follows:

Layer	General Description
$1.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $8.0 million
$3.0 million excess of $2.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million.
$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million.
$65.0 million excess of $10.0 million each los occurrence	Fully reinsured in three sub-layers. The first sub-layer affords coverage of up to $10.0 million for each loss excess of $10.0 million, subject to a limit of $7.5 million maximum any one loss and an aggregate limit of $20.0 million. The second sub-layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million, subject to an aggregate annual limit of $60.0 million, and the third sub-layer affords coverage up to $25.0 million for each loss occurrence in excess of $50.0 million. The second and third sub-layers are subject to a limit of $5.0 million maximum any one loss.

        The above coverage is subject to various limitations and exclusions as more fully described in the reinsurance agreements.

        As part of the Acquisition, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, requires LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial insurance liabilities at September 30, 2003. The Agreement also requires SBIC to reimburse LMC 100% of the excess of the initial insurance liabilities at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $3.4 million at September 30, 2006. Any increase or decrease in the amount due from LMC is included in loss and loss adjustment expenses in the consolidated statements of operations.

        As part of the Agreement, LMC placed into trust (the “Trust”) an amount equal to 10% of the balance sheet insurance liabilities of SBIC on the date of the Acquisition. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to at least 102% of LMC’s obligations under the Agreement. Initial loss liabilities were $16.0 million. The balance of the Trust was $5.1 million at September 30, 2006 and $4.9 million at December 31, 2005.

      b. Reinsurance Assumed

        The Company assumes business from the National Council for Compensation Insurance in the states of Alabama, Alaska, Arizona, Arkansas, Georgia, Illinois, Nevada, New Jersey, New Mexico, Oregon, South Carolina and Virginia as part of the Residual Market Pool program.

      c. Reinsurance Recoverables and Income Statement Effects

        Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at September 30, 2006 and December 31, 2005:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2006	December 31, 2005
	(in thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$13,607	$13,745
Reinsurance recoverables on paid losses	412	630
Total reinsurance recoverables	$14,019	$14,375

        The effects of reinsurance on unaudited condensed consolidated statements of operations amounts are as follows for the three month and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Reinsurance assumed:
Written premiums	$(1,786)	$2,059	$5,460	$6,188
Earned premiums	(1,127)	2,035	4,272	5,435
Losses and loss adjustment expenses incurred	(1,218)	1,590	2,033	4,000

Reinsurance ceded:
Written premiums	$3,798	$6,083	$11,897	$17,901
Earned premiums	4,126	6,617	12,088	18,136
Losses and loss adjustment expenses incurred	405	(57)	1,238	4,083

6. Unpaid Loss and Loss Adjustment Expenses

        The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$169,336	$103,896	$142,211	$68,228
Reinsurance recoverables	(13,620)	(15,343)	(13,745)	(12,582)
Net	155,716	88,553	128,466	55,646
Incurred related to:
Current period	31,306	29,181	92,168	76,436
Prior periods	(3,477)	(2,086)	(13,877)	(2,086)
Total incurred	27,829	27,095	78,291	74,350
Paid related to:
Current period	(7,877)	(7,902)	(17,052)	(14,765)
Prior periods	(4,630)	(1,241)	(18,667)	(8,726)
Total paid	(12,507)	(9,143)	(35,719)	(23,491)
Unpaid loss and loss adjustment expense, net of reinsurance recoverables	171,038	106,505	171,038	106,505
Reinsurance recoverables	13,607	14,621	13,607	14,621
Unpaid loss and loss adjustment expense	$184,645	$121,126	$184,645	$121,126

        Loss and loss adjustment expenses are net of the release of loss reserves totaling approximately $3.5 million and $13.9 million in the three month and nine month periods ended September 30, 2006, respectively. These reserve releases reflect the better-than-expected impacts on losses related primarily to the Company’s California book of business as a result of reform legislation enacted there primarily in 2003 and 2004.

7. Surplus Notes

        In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense totaled $285,000 and $813,000 for the three month and nine month periods ended September 30, 2006, respectively, and $233,000 and $641,000 for the three month and nine month periods ended September 30, 2005, respectively.

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

8. Contingencies

        a.        SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of September 30, 2006, SBIC had a liability for guaranty fund and other assessments of $2.1 million and a guaranty fund receivable of $3.3 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

         b.        As previously reported, in June 2004, the Company was notified of a claim for damages brought by an individual against PointSure. In April 2005, a complaint against PointSure in connection with this matter was filed in the Superior Court of Washington for King County. The complaint alleged breach and unjust enrichment related to the termination of an alleged contract between PointSure and the plaintiff and sought a judgment awarding damages to the plaintiff in an amount to be proven at trial, plus attorneys’ fees and costs. In July 2006, the court granted plaintiff’s motion to file an amended complaint adding SIH and SBIC to the complaint. In October 2006, the parties agreed to settle the case. A one-time pre-tax charge of $305,000 related to the settlement of this case was included in net income for the three months and nine months ended September 30, 2006.

        c.        The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

9. Follow-on Public Offering

        On February 1, 2006, the Company closed a follow-on public offering of 3,910,000 shares of common stock, including the underwriters’ over-allotment option to purchase 510,000 shares of common stock, at a price of $15.75 per share for net proceeds of approximately $57.6 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $4.0 million. The Company contributed $50.0 million of the net proceeds to SBIC, which is using the capital to expand its business in its core markets and to new territories. The remaining proceeds will be used for general corporate purposes, including supporting the growth of PointSure. The use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus that was included in the related Registration Statement on Form S-1. Except for the contribution of proceeds to SBIC, no proceeds or expenses were paid to the Company’s directors, officers, ten percent shareholders or affiliates.

10. Share-Based Payment Arrangements

        At September 30, 2006, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004.

        The Board of Directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding on the last day of the immediately preceding fiscal year or; (ii) such lesser number of shares as determined by the Board of Directors. At September 30, 2006, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 487,683 shares had been granted, and 1,375,978 shares for issuance under the 2005 Plan, of which 667,563 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

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

      a. Stock Options

        The fair values of stock options granted during the three month and nine month periods ended September 30, 2006 and 2005 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected term (years)	6.3	7.0	6.2	7.0
Expected stock price volatility	26.0%	21.7%	26.1%	15.5%
Risk-free interest rate	5.02%	4.11%	4.75%	3.96%
Expected dividend yield	–	–	–	–

Estimated fair value per option	$5.86	$4.15	$6.37	$3.09

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	804,524	$8.13	8.3	$–
Granted	124,350	17.42	–	–
Forfeited	(5,360)	8.17	–	–
Exercised	(4,382)	7.40	–	–
Cancelled	(478)	6.54	–	–
Outstanding at September 30, 2006	918,654	9.39	7.9	4,204

Exercisable at September 30, 2006	416,503	7.34	7.4	2,762

        The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $13.97 on September 30, 2006. As of September 30, 2006, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 32.0 months. No stock options were exercised during the three months ended September 30, 2006.

        As of September 30, 2006, there were 708,415 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 6.54	481,922	7.2	$6.54	336,100	$6.54
10.50-12.54	312,482	8.3	10.60	80,403	10.68
15.60-18.40	124,250	9.5	17.42	–	–
	918,654	7.9	9.39	416,503	7.34

      b. Nonvested Stock

        The following table summarizes nonvested stock activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	6,000	$11.40
Granted	223,875	17.59
Vested	–	–
Forfeited	–	–
Outstanding at September 30, 2006	229,875	17.42

        As of September 30, 2006, there was $3.3 million of total unrecognized compensation cost related to nonvested stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 29.4 months. No shares vested during the quarter ended September 30, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of this Part I. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 29, 2006.

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

Overview

        We are a specialty provider of multi-jurisdictional workers’ compensation insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 44 states and the District of Columbia to write workers’ compensation insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. Our workers’ compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute and vary by jurisdiction and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

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

        To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to developments in KEIC’s insurance liabilities as they existed at the date of the Acquisition. December 31, 2011 is the date that the parties will look to see whether the insurance liabilities with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million amount existing at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must indemnify LMC in the amount of the decrease. To support LMC’s obligations under the adverse development cover agreement, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover agreement. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover agreement. The amount on deposit in the trust account at September 30, 2006 was approximately $5.1 million. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of

LMC to us under the adverse development cover agreement, it is unlikely that we would recover any future amounts owing by LMC to us.

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

      Claims Service Income

        We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the nine months ended September 30, 2006 and 2005, approximately 65.8% and 86.7%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to the Eagle Entities diminish.

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

Results of Operations

      Three Month and Nine Month Periods Ended September 30, 2006 and 2005

        Gross Premiums Written. Gross premiums written for the three months ended September 30, 2006 totaled $42.8 million, an increase of $3.3 million, or 8.4%, from $39.5 million in the same period of 2005. For the nine months ended September 30, 2006, gross premiums written totaled $149.9 million, an increase of $9.4 million, or 6.7%, from $140.5 million in the same period of 2005. As of September 30, 2006, our in-force premium totaled $196.8 million and we had 573 customers compared to $174.9 million in-force and 428 customers at September 30, 2005. Our in-force premium increased 5.6% in the quarter ended September 30, 2006 and 8.1% in the nine months then ended. Customer counts increased by 6.9% in the third quarter of 2006 and 22.4% in the first nine months of 2006.

        California continues to be our largest market, accounting for approximately 57.0% of our in-force premiums at September 30, 2006. Gross premiums written in California for the three months ended September 30, 2006 accounted for approximately 49.1% of the total premiums written in the quarter, down from approximately 59.7% for the same period of 2005. Gross premiums written in California during the first nine months of 2006 accounted for 53.6% of total premiums written in the period, down from approximately 59.6% in the same period of 2005. This reduction is part of our plan to further diversify our book of business. As of September 30, 2006, our in-force book of business was split as follows among our three primary market segments: state act – 59.5%, ADR – 25.8% and maritime – 14.7%. At September 30, 2005, our in-force book of business was split as follows: state act – 55.1%, ADR – 29.0% and maritime – 15.9%.

        On March 24, 2006, the California Workers’ Compensation Insurance Rating Bureau (the “WCIRB”), an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending a 16.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2006. Pure premium is that portion of an insurance premium necessary to cover the cost of paying claims, such as medical and indemnity costs and allocated and unallocated loss adjustment expenses. The filing was based on an analysis of loss experience valued as of December 31, 2005 and was made in response to continued reductions in workers’ compensation claim costs in California as a result of reform legislation enacted primarily in 2003 and 2004. On May 31, 2006, the Commissioner recommended a 16.4% decrease in rates effective July 1, 2006. Such decisions of the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt the new rates. On May 31, 2006, we filed new rates reflecting an average reduction of 5.8% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006. The filing was approved on June 21, 2006. This was the sixth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 41.8%, and since October 1, 2005, our California rates have been reduced by 16.9%.

        On September 14, 2006, the WCIRB amended a previous filing with the California Insurance Commissioner to recommend a 6.3% decrease in advisory pure premium rates on new and renewal policies effective on or after January 1, 2007. The filing was based on a review of loss and loss adjustment experience through June 30, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On November 2, 2006, the California Insurance Commissioner recommended a 9.5% decrease in workers’ compensation advisory pure premium rates for policies incepting on or after January 1, 2007. Rate reductions have also been proposed in other states in which we operate. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations.

        Net Premiums Written. Net premiums written for the three months ended September 30, 2006 totaled $39.0 million, an increase of $5.6 million, or 16.8%, from $33.4 million in the same period of 2005. For the nine months ended September 30, 2006, net premiums written totaled $138.0 million, an increase of $15.4 million, or 12.6%, from $122.6 million in the same period of 2005. The increases in net premiums written for the three month and nine month periods ended September 30, 2006 are reflective of similar increases in gross premiums written, offset by reductions in premium rates on our ceded reinsurance contracts. Net premiums written are affected by premiums ceded under reinsurance agreements with external reinsurers. For the three months ended September 30, 2006, ceded written premiums totaled $3.8 million (8.9% of gross premiums written) compared to $6.1 million (15.4% of gross premiums written) in the same period of 2005. Ceded written premiums for the nine months ended September 30, 2006 totaled $11.9 million (7.9% of gross premiums written) compared to $17.9 million (12.7% of gross premiums written) in the same period of 2005. In 2005, certain of our reinsurance contracts provided for the ceding of premiums on a direct premiums written basis, while others provided for ceding on a direct premiums earned basis. Our current reinsurance contracts, which we entered into on October 1, 2005, provide for the ceding of premiums on a gross premiums earned basis. This, coupled with changes in our deductibles and retention limits, accounts for the reductions in the ceded premiums written percentages noted above.

        As further described below under “Liquidity and Capital Resources,” on October 1, 2006, we entered into new reinsurance agreements that provide for reinsurance coverage up to $75.0 million per loss occurrence, subject to certain limitations, as opposed to the $50.0 million limit of coverage provided under our October 1, 2005 to October 1, 2006 treaty year reinsurance program.

        Net Premiums Earned. Net premiums earned for the three months ended September 30, 2006 totaled $47.8 million, an increase of $7.1 million, or 17.4%, over $40.7 million in the same period of 2005. For the nine months ended September 30, 2006, net premiums earned totaled $133.6 million, an increase of $24.1 million, or 22.0%, from $109.5 million in the same period of 2005. As previously discussed, these increases are due to the increase in net premiums written in 2005 and 2006. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Net premiums earned in the first nine months of 2006 reflect a reduction of approximately $1.8 million related to our retrospectively rated policies, reflective of improved loss ratios that generate return premiums. Retrospectively rated policies currently account for approximately 30.0% of our book of business.

        Net Investment Income. Net investment income for the three months ended September 30, 2006 totaled $4.0 million, an increase of $1.9 million, or 90.5%, over $2.1 million in the same period of 2005. For the nine months ended September 30, 2006, net investment income totaled $10.8 million, an increase of $5.6 million, or 107.7%, from $5.2 million in the same period of 2005. These increases are due primarily to the addition of $57.6 million of net proceeds from the follow-on offering in February 2006, continued positive cash flow from operations and the higher interest rate environment. Our yield on average invested assets for the three months ended September 30, 2006 was approximately 4.2% compared to approximately 3.5% for the same period in 2005. For the nine months ended September 30, 2006, our yield on average invested assets was 4.3% compared to approximately 3.8% for the same period in 2005.

        Service Income. Service income for the three months ended September 30, 2006 totaled $528,000, a decrease of $36,000, or 6.4%, from $564,000 in the same period of 2005. For the nine months ended September 30, 2006, service income totaled $1.6 million, a decrease of $0.3 million, or 15.8%, from $1.9 million in the same period of 2005. Our service income results primarily from service arrangements we have with LMC and other companies for claims processing services, policy administration and administrative services we perform for them. Average monthly fees from arrangements with LMC for services we provide in connection with the Eagle Entities’ insurance policies are declining as the volume of work decreases as a result of the run off of our predecessor’s business.

Approximately 46.4% of our service income in the three-month period ended September 30, 2006 came from third party claims administration services that we provide to independent, unrelated companies, compared to 18.5% in the same period of 2005. For the nine-month period ended September 30, 2006, approximately 34.2% of our service income came from third party claims administration services that we provide to independent, unrelated companies, compared to approximately 13.3% in the same period of 2005.

        Other Income. Other income for the three months ended September 30, 2006 totaled $508,000, a decrease of $366,000, or 41.9%, from $874,000 in the same period of 2005. For the nine months ended September 30, 2006, other income totaled $2.1 million, a decrease of $0.8 million, or 27.6%, from $2.9 million in the same period of 2005. Other income results primarily from the operations of PointSure, our wholesale insurance broker and third party claims administrator subsidiary. The decrease in other income for the three month and nine month periods ended September 30, 2006 resulted primarily from a decrease in PointSure’s agency and direct billed commission income from SeaBright due to the direct appointment in 2005 and 2006 of PointSure agents by SeaBright, thereby reducing the amount of commissions SeaBright paid to PointSure in 2006 compared to 2005 for those same agents. PointSure’s agency and direct billed commission income totaled approximately $508,000 and $2.1 million for the three month and nine month period ended September 30, 2006, respectively, compared to $871,000 and $2.9 million in the same periods of 2005, respectively, representing a decrease of $363,000, or 41.7% and $0.8 million or 27.6%, respectively. Most of this income is passed through as commission expense to brokers and producers.

        Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses for the three months ended September 30, 2006 totaled $27.8 million, an increase of $0.7 million, or 2.6%, from $27.1 million in the same period of 2005. For the nine months ended September 30, 2006, loss and loss adjustment expenses totaled $78.3 million, an increase of $3.9 million, or 5.2%, from $74.4 million in the same period of 2005. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended September 30, 2006 was 57.2% compared to 65.3% for the same period in 2005. Our net loss ratio for the nine months ended September 30, 2006 was 57.4% compared to 66.2% for the same period in 2005. Paid losses for the three month and nine month period ended September 30, 2006 totaled $12.5 million and $35.7 million, respectively, compared to $9.1 million and $23.5 million in the same periods of 2005, respectively.

        Loss and loss adjustment expenses for the three month and nine month periods ended September 30, 2006 are net of the release of prior accident years’ loss reserves totaling approximately $3.5 million and $13.9 million, respectively. The reserve releases reflect the better-than-expected paid loss trends related primarily to the Company’s California book of business as a result of reform legislation enacted there primarily in 2003 and 2004. The recorded loss reserves at September 30, 2006 represent management’s estimate of amounts the Company expects to pay in connection with policies it has written. Reserves are reviewed quarterly and adjustments are made as necessary to reflect management’s current expectations in light of developing trends.

        As of September 30, 2006, we had recorded a receivable of approximately $3.4 million for adverse loss development under the adverse development cover agreement since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover agreement. At September 30, 2006, we have access to approximately $5.1 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover agreement.

        Underwriting Expenses. Underwriting expenses for the three months ended September 30, 2006 totaled $9.7 million, an increase of $1.6 million, or 19.8%, from $8.1 million in the same period of 2005. For the nine months ended September 30, 2006, underwriting expenses totaled $28.7 million, an increase of $5.6 million, or 24.2%, from $23.1 million in the same period of 2005. Our net underwriting expense ratio for the three months ended September 30, 2006, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, was 20.2%, compared to 19.7% for the same period in 2005. For the nine months ended September 30, 2006, our net underwriting expense ratio was 21.4%, compared to 20.9% for the same period of 2005. The increases in the net underwriting expense ratio resulted primarily from an increase in staffing costs. The number of employees grew from 144 at September 30, 2005 to 174 at September 30, 2006, representing an increase of 20.8%.

        Other Expenses. Other expenses for the three months ended September 30, 2006 totaled $2.2 million, an increase of $0.8 million, or 57.1%, over $1.4 million in the same period of 2005. For the nine months ended September 30, 2006, other expenses totaled $5.7 million, an increase of $1.1 million, or 23.9%, from $4.6 million in the same period of 2005. The increase in other expenses resulted primarily from compensation costs associated with the implementation of SFAS No. 123R, which totaled approximately $468,000 for the three months and $1.1 million for the nine months ended September 30, 2006, offset by a reduction in amortization expense of approximately $34,000 in the three months and $237,000 in the nine months ended September 30, 2006 related to intangible assets we acquired from the predecessor and other reductions. Other expenses for the three months and nine months ended September 30, 2006 included a one-time charge of $305,000 related to a legal settlement.

        Federal Income Tax Expense. The effective tax rate for the three months ended September 30, 2006 was 30.2%, compared to 34.3% for the same period in 2005. For the nine months ended September 30, our effective tax rate was 30.4% in 2006 and 31.6% in 2005. The reductions in our effective tax rate are primarily attributable to an increase in the proportion of tax-exempt municipal securities in our portfolio. At September 30, 2006, approximately 55.0% of our portfolio was invested in tax-exempt municipal securities, compared to approximately 53.3% at September 30, 2005.

        Net Income. Net income was $9.1 million for the three months ended September 30, 2006, compared to $5.1 million for the same period in 2005, representing an increase of $4.0 million, or 78.4%. Net income for the nine months ended September 30, 2006 totaled $24.4 million, an increase of $12.4 million, or 103.3%, from $12.0 million in the same period of 2005. The increase in net income for the three and nine months ended September 30, 2006 resulted primarily from increases in premiums earned and investment income for the period and the release of loss reserves, offset by increases in loss and loss adjustment expenses and underwriting, acquisition and insurance expenses.

Liquidity and Capital Resources

        Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

        Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of September 30, 2006 has an effective duration of 5.1 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

        At September 30, 2006, our investment portfolio was made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

        Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. For the period from October 1, 2005 through October 1, 2006, our reinsurance program provided reinsurance coverage up to $50.0 million per loss occurrence, subject to retentions, annual aggregate deductibles and other limitations. On October 1, 2006, we entered into new reinsurance contracts that are effective through October 1, 2007. The new program provides reinsurance coverage up to $75.0 million per loss occurrence, subject to retentions, annual aggregate deductibles and other limitations. Our reinsurance programs are more fully described in note 5.a. to the condensed consolidated financial statements in Part I, Item 1 of this quarterly report and in the reinsurance agreements. We believe that we are sufficiently capitalized to retain the losses described above.

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

        Our unaudited consolidated net cash provided by operating activities for the nine months ended September 30, 2006 was $59.9 million, compared to $57.6 million for the same period in 2005. Net cash provided by operations in the nine months ended September 30, 2006 resulted primarily from net income of $24.4 million and increases in unpaid loss and loss adjustment expense of $42.4 million and amortization of deferred policy acquisition costs of $21.1 million, offset by policy acquisition costs deferred of $22.8 million, unearned premiums net of deferred premiums and premiums receivable of $3.5 million and deferred federal income taxes of $3.1 million, all as a result of the growth of our business.

        We used net cash of $103.6 million for investing activities in the nine months ended September 30, 2006, compared to $130.6 million for the same period in 2005. The difference between periods is primarily attributable to a reduction in funds available for investing activities. In 2005, we invested net proceeds totaling approximately $80.4 million resulting from the sale of 8,625,000 shares of common stock in our initial public offering. In 2006, we invested net proceeds totaling approximately $57.6 million resulting from a follow-on public offering of 3,910,000 shares of our common stock described below.

        For the nine months ended September 30, 2006, financing activities provided cash of $57.6 million, compared to $80.8 million in the same period in 2005. As described below, the majority of cash provided by financing activities resulted from the sale of our common stock and, to a much lesser degree, from the exercise of common stock options by our employees.

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

Contractual Obligations and Commitments

        The following table identifies our contractual obligations by payment due period as of September 30, 2006:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$–	$–	$–	$12,000
Loss and loss adjustment expenses	184,645	26,404	88,999	26,589	42,653
Operating lease obligations	3,389	971	1,867	495	56
Total	$200,034	$27,375	$90,866	$27,084	$54,709

        The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of September 30, 2006 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

        As of September 30, 2006, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      Earned But Unbilled Premiums

        We estimate the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against in-force premiums at the end of the period.

      Impairment of Investment Securities

        Impairment of investment securities results in a charge to operations when the fair value of a security declines below our cost and is deemed to be other-than-temporary. We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, we focus on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in permanent reductions of the carrying amount of the underlying investments. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk.

Credit Risk

        Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed-income securities which are rated “A” or higher by Standard & Poor’s. We also independently, and through our outside investment manager, monitor the financial condition of all of the issuers of fixed-income securities in the portfolio. To limit our exposure to risk, we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector.

Interest Rate Risk

        We had fixed-income investments with a fair value of $372.3 million at September 30, 2006 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

        The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of September 30, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio.

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$(31,381)	$340,929	(8.4)%
100 basis point increase	(15,518)	356,792	(4.2)%
No change	–	372,310	–
100 basis point decrease	15,172	387,482	4.1%
200 basis point decrease	29,997	402,307	8.1%

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

        You should carefully consider the risks described below and in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2006, together with all of the other information included in this quarterly report. The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “Cautionary Statement” in Part I, Item 2.

        The following risk factors have been updated to reflect developments that occurred during the quarter ended September 30, 2006.

Risks Related to Our Business

      The insurance business is subject to extensive regulation and legislative changes, which impact the mannerin which we operate our business.

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

        In September 2006, we were notified by the Illinois Division of Insurance that our insurance subsidiary was due for a routine comprehensive examination of its 2005 statutory annual statement. We are in the process of gathering and providing information in response to this notification. The field work portion of the comprehensive financial examination began in October 2006.

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

        Our business is also affected by federal laws, including the USL&H Act, which is administered by the Department of Labor, and the Merchant Marine Act of 1920, or Jones Act. The USL&H Act contains various provisions affecting our business, including the nature of the liability of employers of longshoremen, the rate of compensation to an injured longshoreman, the selection of physicians, compensation for disability and death and the filing of claims. Currently, builders of recreational boats over 65 feet in length are subject to the USL&H Act. A proposed amendment to the USL&H Act would eliminate builders of recreational boats from the reach of the USL&H Act. If this proposed amendment is adopted, we expect that we could lose a total of approximately $1.7 million in annual direct written premiums from policies currently providing USL&H Act coverage. The proposed amendment would not have a material impact on our policies providing coverage under the Jones Act, which gives certain employees at sea the right to sue their employers if such employees are injured. Moreover, changes in federal tax laws could also impact our business.

        In addition, we are impacted by the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 (collectively referred to in this quarterly report as the “Terrorism Risk Act”) and by the Gramm-Leach-Bliley Act of 2002 related to disclosure of personal information. The Terrorism Risk Act requires that commercial property and casualty insurance companies offer coverage for certain acts of terrorism and has established a federal assistance program through the end of 2007 to help insurers cover claims arising out of such acts. The Terrorism Risk Act only covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, no federal compensation will be paid under the Terrorism Risk Act unless aggregate insured losses from the act for the entire insurance industry exceed certain threshold amounts ($5.0 million for terrorism losses occurring prior to April 1, 2006, $50.0 million for terrorism losses occurring from April 1, 2006 to December 31, 2006, and $100.0 million for terrorism losses occurring in 2007). Under this program, the federal government covers 90% of the losses from covered certified acts of terrorism (85% for terrorism losses occurring in 2007) on commercial risks in the United States only, in excess of the applicable deductible amount. This deductible is calculated based on a percentage of an affiliated insurance group’s prior year direct earned premiums on commercial lines policies (except for certain excluded lines such as commercial auto) covering risks in the United States. This deductible amount is 17.5% of such premiums for losses occurring in 2006 and 20.0% of such premiums for losses occurring in 2007. The Terrorism Risk Act is scheduled to expire on December 31, 2007 and may not be renewed, or if it is renewed, it may provide reduced protection against the financial impact of acts of terrorism by, among other things, increasing the aggregate loss event trigger and the amount of statutory deductible insurers would be required to pay.

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

        In addition, our competitive advantage may be limited due to the small number of insurance products that we offer. Some of our competitors, such as AIG, have additional competitive leverage because of the wide array of insurance products that they offer. For example, a potential customer may prefer to purchase numerous different types of insurance products from one insurance carrier. We do not offer a wide array of insurance products due to our targeted market niches, and we may lose potential customers to our larger, more diverse competitors as a result.

        On March 24, 2006, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 16.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2006. Pure premium is that portion of an insurance premium necessary to cover the cost of paying claims, such as medical and indemnity costs and allocated and unallocated loss adjustment expenses. The filing was based on an analysis of loss experience valued as of December 31, 2005 and was made in response to continued reductions in workers’ compensation claim costs in California as a result of reform legislation enacted primarily in 2003 and 2004. On May 31, 2006, the Commissioner recommended a 16.4% decrease in rates effective July 1, 2006. Such decisions of the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt the new rates. On May 31, 2006, we filed new rates reflecting an average reduction of 5.8% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006. The filing was approved on June 21, 2006. This was the sixth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 41.8%.

        On September 14, 2006, the WCIRB amended a previous filing with the California Insurance Commissioner to recommend a 6.3% decrease in advisory pure premium rates on new and renewal policies effective on or after January 1, 2007. The filing was based on a review of loss and loss adjustment experience through June 30, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On November 2, 2006, the California Insurance Commissioner recommended a 9.5% decrease in workers’ compensation advisory pure premium rates for policies incepting on or after January 1, 2007. Rate reductions have also been proposed in other states in which we operate. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations.

        If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On January 19, 2005, the SEC declared effective SIH’s Registration Statement on Form S-1, as amended (Registration No. 333-119111), as filed with the SEC in connection with the initial public offering of 8,625,000 shares of SIH’s common stock. Our use of the proceeds from the offering does not represent a change in the use of proceeds described in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed with the SEC on August 14, 2006.

        We did not purchase any of our equity securities during the nine months ended September 30, 2006.

Item 6. Exhibits

        The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.
Date: November 13, 2006
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