Form 10-K
period 2006-12-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2007-03-16
CIK 1267201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-51124
SeaBright Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2101 4th Avenue, Suite 1600 Seattle, Washington (Address of principal executive offices)	98121 (Zip code)

(206) 269-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes     ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2006 as reported by the NASDAQ Global Select Market (formerly the Nasdaq National Market), was $291,391,526.

The number of shares of the registrant’s common stock outstanding as of March 13, 2007 was 20,557,704.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the SeaBright Insurance Holdings, Inc. definitive Proxy Statement for its 2007 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006 are incorporated by reference in Part III of this Form 10-K.     .

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

Item 1.  Business.

Overview

We are a specialty provider of multi-jurisdictional workers’ compensation insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 45 states and the District of Columbia to write workers’ compensation insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures, and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in select markets. Our workers’ compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute, and vary by jurisdiction and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

SeaBright Insurance Holdings, Inc. was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of completing a management-led buyout that closed on September 30, 2003, which we refer to as the Acquisition. In the Acquisition, we acquired the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company, which we collectively refer to as Eagle or the Eagle Entities. Eagle Pacific began writing specialty workers’ compensation insurance over 20 years ago. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully-operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts. These renewal rights were valued at the date of Acquisition.

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

The Acquisition was completed on September 30, 2003, at which time entities affiliated with Summit Partners, certain co-investors and members of our management team invested approximately $45.0 million in SeaBright and received convertible preferred stock in return. See “Certain Relationships and Related Transactions, and Director Independence” in Part III, Item 13. These proceeds were used to pay for the assets under the purchase agreement and to contribute additional capital to KEIC, which was renamed “SeaBright Insurance Company.” SeaBright Insurance Company received an “A−” (Excellent) rating from A.M. Best Company (“A.M. Best”) following the completion of the Acquisition.

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

Arrangements to Minimize Exposure

Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies with an average annual premium size of approximately $4,100 per customer. KEIC had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In light of the deteriorating financial condition of LMC and its affiliates, we entered into a number of protective arrangements in connection with the Acquisition for the purpose of minimizing our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations. The protective arrangements we established included a commutation agreement, an adverse development cover, a collateralized reinsurance trust and a $4.0 million escrow.

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

As of December 31, 2006, we had recorded a receivable of approximately $2.8 million for adverse loss development under the adverse development cover since the date of the Acquisition. In September 2004, we and LMC retained an independent actuary to determine the appropriate amount of loss reserves that are subject to the adverse development cover as of September 30, 2004. In accordance with the terms of the adverse development cover and the collateralized reinsurance trust, on December 23, 2004, LMC deposited into the trust account an additional approximately $3.2 million, resulting in a total balance in the trust account of approximately $4.8 million. The balance in the trust account, including accumulated interest, totaled approximately $5.2 million at December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account. After due evaluation, we complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal. We continue to assess the reasonableness of reserves related to this business and believe that reserve amounts are reasonable at December 31, 2006.

$4.0 Million Escrow.  In connection with the Acquisition, $4.0 million of the purchase price was placed into escrow in an account at Wells Fargo Bank for a period of two years. These funds were available to us as security for the obligations of LMC and its affiliates under the commutation agreement, the adverse development cover, the collateralized reinsurance trust and the indemnification provisions of the purchase agreement. The $4.0 million escrow fund was closed in 2006 after the escrow amount, including accumulated interest, was returned to KEG.

Services Arrangements

In addition to these arrangements, we also entered into services agreements with LMC and certain of its affiliates that require us to provide certain service functions for the Eagle Entities in exchange for fee income. The services that we are required to provide to the Eagle Entities under these agreements include administrative services, such as underwriting services, billing and collections services, safety services and accounting services, and claims services, including claims administration, claims investigation and loss adjustment and settlement services. For the years ended December 31, 2006, 2005, and 2004 we received approximately $1.4 million, $2.1 million, and $3.5 million respectively, in service fee income from LMC and its affiliates under these services arrangements.

We have entered into a service agreement with Broadspire Services, Inc., a third-party claims administrator and former subsidiary of LMC, pursuant to which Broadspire provides us with claims services for the claims that we acquired from KEIC in connection with the Acquisition. Fees for services with Broadspire were prepaid by LMC prior to the Acquisition and will continue until all claims are closed.

Issues Relating to a Potential LMC Receivership

LMC and its affiliates had traditionally offered a wide array of personal, risk management and commercial property and casualty insurance products. However, due to the distressed financial situation of LMC and its affiliates, LMC is no longer writing new business and is now operating under a voluntary run off plan which has been approved by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”). “Run off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run off plan, LMC has instituted aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders.

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

In addition, if LMC is placed into receivership, various arrangements that we established with LMC in connection with the Acquisition, including the servicing arrangements, the commutation agreement, the adverse development cover, and the collateralized reinsurance trust could be adversely affected. For a discussion of the risks relating to a potential LMC receivership, see the risks described under “Risks Related to Our Business — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in Item 1A.

Competitive Strengths

We believe we enjoy the following competitive strengths:

•	Niche Product Offering. Our specialized workers’ compensation insurance products in maritime, alternative dispute resolution (“ADR”) and selected state act markets enable us to address the needs of underserved markets. Our management team and staff have extensive experience serving the specific and complex needs of these customers.

•	Specialized Underwriting Expertise. We identify individual risks with complex workers’ compensation needs, such as multi-jurisdictional coverage, and negotiate customized coverage plans to meet those needs. Our underwriters average over 17 years of experience underwriting workers’ compensation coverage. Our specialized underwriting expertise enables us to align our interests with those of our insureds by encouraging the insured to bear a portion of the losses sustained under the policy. Approximately 25.8% of our direct premiums written for the year ended December 31, 2006 came from such arrangements. We achieved a calendar year net loss ratio of 57.0% for the year ended December 31, 2006.

•	Focus on Larger Accounts. We target a relatively small number of larger, more safety-conscious employers (businesses with 50 to 400 employees) within our niche markets. We had 654 customers, with an average estimated annual premium size of approximately $330,000 at December 31, 2006. We believe this focus, together with our specialized underwriting expertise, increases the profitability of our book of business primarily because the more extensive loss history of larger customers enables us to better predict future losses, allowing us to price our policies more accurately. In addition, larger customers tend to purchase policies whose premiums vary based on loss experience, and therefore have aligned interests with us. Our focus on larger accounts also enables us to provide individualized attention to our customers, which we believe leads to higher satisfaction and long-term loyalty.

•	Proactive Loss Control and Claims Management. We consult with employers on workplace safety, accident and illness prevention and safety awareness training. We also offer employers medical and disability management tools that help injured employees return to work more quickly. These tools include access to a national network of physicians, case management nurses and a national discount pharmacy benefit program. Our strong focus on proven claims management practices helps to minimize attorney involvement and to expedite the settlement of valid claims. In addition, our branch office network affords us extensive local knowledge of claims and legal environments, further enhancing our ability to achieve favorable results on claims. As of December 31, 2006, approximately 96.0% of our total time loss claims were handled in-house as opposed to being handled by third-party administrators. Our claims managers and claims examiners are highly experienced, with an average of over 22 years in the workers’ compensation insurance industry.

•	Experienced Management Team. The members of our senior management team, consisting of John G. Pasqualetto, Richard J. Gergasko, Joseph S. De Vita, Richard W. Seelinger, Marc B. Miller, M.D., D. Drue Wax and Jeffrey C. Wanamaker, average over 27 years of insurance industry experience, and over 22 years of workers’ compensation insurance experience.

•	Strong Distribution Network. We market our products through independent brokers and through PointSure. This two-tiered distribution system provides us with flexibility in originating premiums and managing our commission expense. PointSure produced approximately 15.6% of our direct premiums written and 14.5% of our customers in the year ended December 31, 2006. We are highly selective in establishing relationships with independent brokers. As of December 31, 2006, we had appointed 150 independent brokers to represent our products. In addition, we negotiate commissions for the placement of all risks that we underwrite, either through independent brokers or through PointSure. For the year ended December 31, 2006, our ratio of commission expense to net premiums earned was 6.8%, excluding business assumed from the National Council on Compensation Insurance, Inc., or NCCI, residual market pool.

Strategy

We plan to pursue profitable growth and favorable returns on equity through the following strategies:

•	Expand Territorially. We believe our experience with maritime coverage issues in the states in which we now operate can be readily applied to other areas of the country that we do not currently serve. Nine states have enabling legislation for collectively bargained ADR that is similar to the ADR legislation in California. We plan to expand our business by writing policies in several more of the 45 states in which we are licensed to do business. In 2006, we opened an office near Philadelphia, Pennsylvania to facilitate our expansion plans into the Northeast region. Further, we opened an office in Atlanta, Georgia in early 2007 to facilitate our expansion plans into the Southeast region.

•	Expand Business in Target Markets. We wrote approximately 52.3% of our direct premiums in California, 10.3% in Alaska and 9.2% in Illinois for the year ended December 31, 2006. Hawaii and Louisiana accounted for 6.3% each of our direct premiums written in 2006. We believe that the proceeds from our initial public offering in January 2005 and follow-on offering in February 2006 will provide us with sufficient capital to enable us to increase the amount of insurance business that we are able to write in these and other markets. We believe that our product offerings, combined with our specialized underwriting expertise and niche market focus, will position us to increase our market share in our target markets.

•	Increase Distribution and Leverage Key Relationships. As we expand geographically, we intend to focus our marketing efforts on developing relationships with brokers that have expertise in our product offerings. We also intend to seek strategic partnerships with unions and union employers to increase acceptance of our ADR product in new markets.

•	Effectively Manage Overall Medical Claims Cost. With the help of our chief medical officer, we are working within medical provider networks to expand our own network of physicians that we believe will consistently produce the best outcome for injured workers and permit them to return to work more quickly. We believe this strategy will enhance our profitability over time by reducing our overall claims cost.

•	Focus on Profitability. We intend to continue our focus on underwriting discipline and profitability. We plan to do so by selecting risks prudently, by pricing our products appropriately and by focusing on larger accounts in our target markets.

•	Continue to Develop Scalable Technology. Our in-house technology department has developed effective, customized analytical tools that we believe significantly enhance our ability to write profitable business and cost-effectively administer claims. In addition, these tools also allow for seamless connectivity with our branch offices. We intend to continue making investments in advanced and reliable technological infrastructure.

Customers

We currently provide workers’ compensation insurance to the following types of customers:

•	Maritime employers with complex coverage needs over land, shore and navigable waters. This involves underwriting liability exposures subject to various state and federal statutes and applicable maritime common law. Our customers in this market are engaged primarily in ship building and repair, pier and marine construction and stevedoring.

•	Employers, particularly in the construction industry in California, who are party to collectively bargained workers’ compensation agreements that provide for settlement of claims out of court in a negotiated process.

•	Employers who are obligated to pay insurance benefits specifically under state workers’ compensation laws. We primarily target employers in states that we believe are underserved, such as the construction market in California, Arizona and Illinois, and the states of Hawaii and Alaska.

Maritime Customers

Providing workers’ compensation insurance to maritime customers with multi-jurisdictional liability exposures was the core of the business of Eagle Pacific Insurance Company, which began writing specialty workers’ compensation insurance over 20 years ago, and remains a key component of our business today. We are authorized by the U.S. Department of Labor to write maritime coverage under the USL&H Act in all federal districts, and believe, based on the experience of our management team, that we are one of the most capable underwriters in this niche in the United States. The USL&H Act is a federal law that allows for compensation to “longshoremen” employees if an injury or death occurs upon navigable waters in the United States, including any adjoining pier, wharf, dry dock, terminal, building way, marine railway or other adjoining area customarily used by an employer in loading, unloading, repairing, dismantling or building a vessel. We also write maritime employers’ liability coverage under the Jones Act. The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with a remedy against their employer for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.

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

In the year ended December 31, 2006, we received approximately $33.6 million, or 15.5%, of our direct premiums written from our maritime customers. We define a maritime customer as a customer whose total workers’ compensation exposure consists of at least 10% of maritime exposure. When we use the term maritime exposure in this annual report, we refer to exposure under the USL&H Act, the Jones Act or both. Not all of the gross premiums written from our maritime customers are for maritime exposures. For the year ended December 31, 2006, approximately 70.3% of our direct premiums written for maritime customers were for maritime exposures. Our experience writing maritime coverage attracts maritime customers for whom we can also write state act and ADR coverage.

Employers Party to Collectively Bargained Workers’ Compensation Agreements

We also provide workers’ compensation coverage for employers, particularly in the construction industry in California, that are party to collectively bargained workers’ compensation agreements with trade unions, also known as ADR programs. These programs use informal arbitration instead of litigation to resolve disputes out of court in a negotiated process. ADR insurance programs in California were made possible by legislation passed in 1993 and expanded by legislation passed in 2003. In 2003, these ADR programs became available to all unionized employees in California, where previously they were available only to unionized employees in the construction industry. We are recognized by eighteen labor/management programs as authorized to provide coverage for employers that are party to collectively bargained workers’ compensation agreements with trade unions. We are aware of nine states in addition to California that have enabling legislation allowing for the creation of ADR collectively bargained workers’ compensation insurance programs.

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

ADR programs have had many positive effects on the California workers’ compensation process. For example, a 2004 study conducted by the California Workers’ Compensation Institute revealed that attorney involvement decreased by 72% for claims handled under ADR programs as opposed to claims handled under California’s statutory workers’ compensation system. In addition, in March 2006, our own California studies revealed that after adjusting for the mix in claim type, our ADR claims had a 26.1% lower average cost per claim than our non-ADR claims. We are one of the few insurance companies that offers this product in the markets that we serve.

In the year ended December 31, 2006, we received approximately $53.1 million, or 24.5%, of our direct premiums written from customers who participate in ADR programs. We define an ADR customer as any customer who pays us a premium for providing the customer with insurance coverage in connection with an ADR program. Not all of the gross premiums written from our ADR customers are for ADR exposures. Our experience writing ADR coverage attracts ADR customers for whom we can also write state act and maritime coverage. For the year ended December 31, 2006, approximately 80.4% of our direct premiums written for ADR customers were for ADR exposures. We believe we are a leading provider of the ADR product. As awareness of this product by unions and employers increases over time, we expect to have substantial opportunities for growth in states that have passed enabling legislation.

State Act Customers

We also provide workers’ compensation insurance to other employers who are obligated to pay benefits to employees under state workers’ compensation laws. We provide this coverage primarily for customers in the states of California, Alaska, Illinois, and Hawaii. We provide coverage under state statutes that prescribe the benefits that employers are required to provide to their employees who may be injured in the course of their employment. Our policies are issued to employers. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits, medical benefits and hospital expenses. The benefits payable and the duration of these benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. We are one of a few insurance carriers that have a local claim office in Alaska and Hawaii and, as such, we do not need to rely on third party administrators in these two markets.

In the year ended December 31, 2006, we received approximately $130.2 million, or 60.0%, of our direct premiums written from state act customers. We define a state act customer as a customer whose state act exposure arises only under state workers’ compensation laws and who is not a maritime customer or an ADR customer.

Customer Concentration

As of December 31, 2006, our largest customer had annual gross premiums written of approximately $3.5 million, or 1.6% of our total in-force premiums as of December 31, 2006. We are not dependent on any single customer which would have a material adverse effect on our business if we lost the customer. As of December 31, 2006, we had in-force premiums of $215.7 million. In-force premiums refers to our current annual gross premiums written for all customers that have active or unexpired policies, excluding premiums received from the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”), and represents premiums from our total customer base. Our three largest customers have combined annual gross premiums written of $9.9 million, or 4.6% of our total in-force premiums as of December 31, 2006. We do not expect the size of our largest customers to increase significantly over time. Accordingly, as we grow in the future, we believe our largest customers will account for a decreasing percentage of our total gross premiums written.

Distribution

We distribute our products primarily by identifying independent brokers with well-established maritime or construction expertise. We currently have a network of approximately 150 insurance brokers. For the year ended December 31, 2006, no broker, excluding PointSure, accounted for more than 6.7% of our direct premiums written. We do not employ sales representatives or use third-party managing general agents. The licensed insurance brokers with whom we contract are compensated by a commission set as a percentage of premiums. Our standard broker agreement does not contain a commission schedule because all commissions are specifically negotiated as part of our underwriting process. Our ratio of commissions to net premiums earned for the year ended December 31, 2006 was 6.8%, excluding business assumed from the NCCI residual market pool. For the year ended December 31, 2006, the accounts for 36 of our customers were written with no commissions, constituting 8.4% of our direct premiums written for that period. Brokers do not have authority to underwrite or bind coverage on our behalf, and they are contractually bound by our broker agreement.

We also distribute our products through PointSure, our licensed in-house wholesale insurance broker and third-party administrator. PointSure is a wholly-owned subsidiary of SeaBright. PointSure has approximately 481 sub-producer agreements as of December 31, 2006 compared to 390 as of December 31, 2005, representing an increase of 23.3%. PointSure is authorized to act as an insurance broker under corporate licenses or licenses held by one of its officers in 49 states and the District of Columbia. In addition to enhancing distribution for SeaBright Insurance Company, PointSure provides SeaBright Insurance Company with a cost-effective source of business. It provides the flexibility needed to avoid the costly and time consuming process of appointing brokers directly in both existing and new territories. For the year ended December 31, 2006, excluding premiums for the Washington USL&H Plan, PointSure’s direct premiums written with SeaBright Insurance Company were $33.7 million compared to $47.3 million in 2005 and $27.8 million in 2004. The majority of this reduction resulted from the direct appointment by SeaBright Insurance Company of brokers that previously were sub-producers of PointSure.

PointSure acts in a variety of capacities for SeaBright Insurance Company and for third parties. PointSure provides marketing, sales, distribution, and some policyholder services for SeaBright Insurance Company to brokers that are not directly appointed with SeaBright Insurance Company. PointSure also performs services for third parties unaffiliated with SeaBright. For example, PointSure acts as a third party administrator for self-insured employers and as a wholesale insurance broker for non-affiliated insurance companies. For these services provided, PointSure receives commissions from insurance carriers and/or brokerage fees on policies placed through PointSure. Incentive commissions may also be received from non-affiliated carriers based on the achievement of certain premium growth, retention and profitability objectives. As of December 31, 2006, no incentive commissions had been received by PointSure.

The following table provides the geographic distribution of our risks insured as represented by direct premiums written by product for the year ended December 31, 2006, excluding premiums written under the Washington USL&H Plan and which are ceded 100% back to the plan.

	Direct Premiums Written
		Alternative
		Dispute			Percent of
State	Maritime	Resolution	State Act	Total	Total
	(Dollars in thousands)

Alabama	$291.5	$—	$244.0	$535.5	*
Alaska	1,130.2	—	21,164.4	22,294.6	10.3%
Arizona	12.6	—	6,275.8	6,288.4	2.9
Arkansas	—	—	26.7	26.7	*
California	3,193.4	40,687.6	69,511.8	113,392.8	52.3
Colorado	—	—	372.4	372.4	*
Florida	1,675.4	1,122.6	2,139.5	4,937.5	2.3
Georgia	60.2	—	362.6	422.8	*
Hawaii	1,916.7	227.3	11,485.0	13,629.0	6.3
Idaho	—	—	166.6	166.6	*
Illinois	339.6	—	19,598.4	19,938.0	9.2
Indiana	0.6	—	262.0	262.6	*
Iowa	—	—	59.5	59.5	*
Kansas	—	—	130.0	130.0	*
Kentucky	—	—	46.8	46.8	*
Louisiana	8,325.4	—	5,242.3	13,567.7	6.3
Maryland	—	—	329.3	329.3	*
Michigan	178.2	—	101.3	279.5	*
Mississippi	194.4	—	336.5	530.9	*
Missouri	84.2	—	1,408.2	1,492.4	*
Montana	—	—	27.5	27.5	*
Nebraska	0.8	—	85.2	86.0	*
Nevada	—	—	2,806.0	2,806.0	1.3
New Jersey	(199.2)	—	408.7	209.5	*
New Mexico	0.1	—	162.1	162.2	*
New York	—	—	71.2	71.2	*
Ohio	23.1	—	—	23.1	*
Oklahoma	—	—	60.0	60.0	*
Oregon	515.5	—	358.5	874.0	*
Pennsylvania	(1,020.8)	—	252.2	(768.6)	*
South Carolina	—	—	134.5	134.5	*
South Dakota	—	—	0.1	0.1	*
Tennessee	—	—	0.4	0.4	*
Texas	1,943.8	—	6,067.2	8,011.0	3.7
Utah	—	—	676.9	676.9	*
Virginia	17.2	—	115.7	132.9	*
Washington	5,360.9	—	—	5,360.9	2.5
Wisconsin	—	—	265.8	265.8	*

Total Direct Premiums Written	$24,043.8	$42,037.5	$150,755.1	$216,836.4

Percent of Total	11.1%	19.4%	69.5%	100.0%

* Represents less than 1% of total.

Underwriting

We underwrite business on a guaranteed-cost basis and we also underwrite dividend and loss sensitive plans that make use of retrospective-rating plans and deductible plans. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although the premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated term payroll at the time the policy is issued and the final audited payroll of the customer after the policy expires. Dividend plans allow a policyholder to earn a cash dividend if its individual loss experience is lower than predetermined levels established at the inception of the policy. Policyholder dividends are payable only if declared by the Board of Directors of SeaBright Insurance Company. Loss sensitive plans, on the other hand, provide for a variable premium rate for the policy term. The variable premium is based on the customer’s actual loss experience for claims occurring during the policy period, subject to a minimum and maximum premium. The final premium for the policy may not be known for five to seven years after the expiration of the policy because the premium is recalculated at 12-month intervals beginning six months following expiration of the policy to reflect development on reported claims. Our loss sensitive plans allow our customers to choose to actively manage their insurance premium costs by sharing risk with us. For the year ended December 31, 2006, approximately 74.2% of our direct premiums written came from customers on guaranteed cost plans, 0.8% from customers on dividend plans and the remaining 25.0% from customers on loss sensitive plans.

As opposed to using a class underwriting approach, which targets specific classes of business or industries and where the acceptability of a risk is determined by the entire class or industry, our underwriting strategy is to identify and target individual risks with specialized workers’ compensation needs. We negotiate individual coverage plans to meet those needs with competitive pricing and supportive underwriting, risk management and service. Our underwriting is tailored to each individual risk, and involves a financial evaluation, loss exposure analysis and review of management control and involvement. Each account that we underwrite is evaluated for its acceptability, coverage, pricing and program design. We do not underwrite books or blocks of business. We make use of risk sharing (or loss sensitive) plans to align our interests with those of the insured. Our underwriting department monitors the performance of each account throughout the coverage period, and upon renewal, the profitability of each account is reviewed and integrated into the terms and conditions of coverage going forward.

The underwriting of each piece of business begins with the selection process. All of our underwriting submissions are initially sent to the local underwriting office based on the location of the producer. A submission is an application for insurance coverage by a broker on behalf of a prospective policyholder. Our underwriting professionals screen each submission to ensure that the potential customer is a maritime employer, an employer involved in an ADR program, or an employer governed by a state workers’ compensation act with a record of successfully controlling higher hazard workers’ compensation exposures. The submission generally must meet a minimum premium size of $75,000, higher for some classes of business, and must not involve prohibited operations. For example, we deem diving, ship breaking, employee leasing and asbestos and lead abatement to be prohibited operations that we generally do not insure. Once a submission passes the initial clearance hurdle, members of our loss control and underwriting departments jointly determine whether to ultimately accept the account. If our underwriting department preliminarily determines to accept the account, our loss control department conducts a prospect survey. We require a positive loss control survey before any piece of new business is bound, unless otherwise approved by our underwriting department management. Our loss control consultants independently verify the information contained in the submission and communicate with our underwriters to confirm the decision to accept the account.

We use a customized loss-rating model to determine the premium on a particular account. We compare the loss history of each customer to the expected losses underlying the rates in each state and jurisdiction. Our loss projections are based on comparing actual losses to expected losses. We estimate the annual premium by adding our expenses and profit to the loss projection selected by our underwriters. This process helps to ensure that the premiums we charge are adequate for the risk insured.

Our underwriting department is managed by experienced underwriters who specialize in maritime and construction exposures. We have underwriting offices in Seattle, Washington; Orange, California; Anchorage, Alaska; Houston, Texas; San Francisco, California; Tampa, Florida; Radnor, Pennsylvania; and Chicago, Illinois. As of December 31, 2006, we had a total of 40 employees in our underwriting department, consisting of 23 underwriting professionals and 17 support-level staff members. The average length of underwriting experience of our current underwriting professionals exceeds 17 years. We use audits and “authority letters” to help ensure the quality of our underwriting decisions. Our authority letters set forth the underwriting authority for each individual underwriting staff member based on their level of experience and demonstrated knowledge of the product and market. We also maintain a table of underwriting authority controls in our custom-built quote and issue system that is designed to prevent the release of quotes that are outside an underwriter’s authority. These controls compare the underwriter’s authority for premium size, commission level, pricing deviation, plan design and coverage jurisdiction to the terms that are being proposed for the specific policyholder. Proposals that are outside an underwriter’s authority require appropriate review and approval from our senior underwriting personnel, allowing our senior underwriting personnel to mentor and manage the individual performance of our underwriters and to monitor the selection of new accounts.

Loss Control

We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Our loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to effectively support the promotion of a safe workplace. Our loss control staff has extensive experience developed from years of servicing the maritime and construction industries. Our loss control staff consists of 13 employees as of December 31, 2006, averaging 21 years of experience in the industry. We believe that this experience benefits us by allowing us to serve our customers more efficiently and effectively. Specifically, our loss control staff grades each prospective customer’s safety program elements and key loss control measures, supported with explanations in an internal report to the appropriate underwriter. Our loss control staff prepares risk improvement recommendations as applicable and provides a loss control opinion of risk with supporting comments. Our loss control staff also prepares a customized loss control service plan for each policyholder based upon identified servicing needs.

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

We have loss control staff located in Seattle, Washington; Orange, California; Houston, Texas; Chicago, Illinois; Tampa, Florida; Anchorage, Alaska; San Francisco, California; and Honolulu, Hawaii. A network of well-vetted independent consultants provides supplemental loss control service support in Alaska, California and Pennsylvania.

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

We also own a customized pricing model developed completely in-house that we use to calculate insurance terms for our loss sensitive plans. This program uses industry-published excess loss factors and tables of insurance charges, as well as company-specific expenses, to calculate the appropriate pricing terms. As discussed above under the heading “Underwriting,” our loss sensitive plans align our interests with our customers’ interests by providing our customers with the opportunity to pay a premium that would otherwise be higher than under a guaranteed cost plan if they are able to keep their losses below an expected level. The premiums for our retrospectively rated loss sensitive plans are reflective of the customer’s loss experience because, beginning six months after the expiration of the relevant insurance policy, and annually thereafter, we recalculate the premium payable during the policy term based on the current value of the known losses that occurred during the policy term. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit to mitigate credit risk associated with our loss sensitive plans.

We monitor the overall price adequacy of all new and renewal policies using a weekly price monitoring report. For 2001, 2002 and the nine months ended September 30, 2003, the Eagle Entities achieved renewal rate increases of 12.6%, 13.8% and 16.5%, respectively. For the three months ended December 31, 2003, SeaBright achieved renewal rate increases of 12.0%. For the year ended December 31, 2004, our rates upon renewal were down approximately 2.9%. Our rates upon renewal further decreased by approximately 11.5% in 2005 and approximately 22.7% in 2006. The reductions in rates for 2004, 2005 and 2006 were driven primarily by our California business. Rates in California were decreased in 2004 to reflect the projected reduction in loss costs due to then-recently enacted legislative reform bills (A.B. 227, S.B. 228 and S.B. 899). The additional decreases in 2005 and 2006 reflect the continued claim savings associated with these reforms.

Claims

We believe we are particularly well qualified to handle multi-jurisdictional workers’ compensation claims. Our claims operation is organized around our unique product mix and customer needs. We believe that we can achieve quality claims outcomes because of our niche market focus, our local market knowledge and our superior claims handling practices. We have claims staff located in Seattle, Washington; Orange, California; Anchorage, Alaska; Honolulu, Hawaii; Houston, Texas; Tampa, Florida; Chicago, Illinois; and Radnor, Pennsylvania. We also maintain resident claim examiners in San Diego, California, South Carolina and Western Washington to better serve our client base.

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

Claims for our California ADR product are handled in our Orange, California office. Claims for our Hawaii ADR product are handled in our Honolulu, Hawaii office. Claims for our Florida ADR product are handled in our Tampa, Florida office. By centralizing these claims in key regional locations, we have developed tailored claim handling processes, systems and procedures. We believe this claims centralization also results in enhanced focus and improved claims execution.

Claims for our state act products are handled in our regional claims offices located in Anchorage, Alaska; Honolulu, Hawaii; Orange, California; Houston, Texas; Chicago, Illinois; Tampa, Florida and Radnor, Pennsylvania. We believe in maintaining a local market presence for our claims handling process. Our regional claims staff has developed a thorough knowledge of the local medical and legal community, enabling them to make more informed claims handling decisions.

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

Having a highly-experienced claims staff with manageable work loads is an integral part of our business model. Our claims staff is experienced in the markets in which we compete. As of December 31, 2006, we had a total of 52 employees in our claims department, including 36 claims managers, examiners and representatives and 16 support-level staff members. Our claims managers and examiners average 24 years of experience in the insurance industry and over 22 years of experience with workers’ compensation coverage. In addition, our in-house claims examiners maintain manageable work loads so they can more fully investigate individual claims, with each claims examiner handling, on average, 99 cases at one time as of December 31, 2006. Our target case load per claims examiner is 125, and consequently we currently have capacity to handle additional claim volume without making additions to our claims staff.

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

In those states where we do not have claims staff, we have made arrangements with local third party administrators to handle state act claims only. As of December 31, 2006, approximately 96.0% of our time loss claims were being handled in-house as opposed to being handled by third-party administrators. To help ensure the appropriate level of claims expertise, we allow only our own claims personnel to handle maritime claims, regardless of where the claim occurs.

Broadspire Services, a third-party claims administrator, services a small book of claims for us which we acquired in the Acquisition. As of December 31, 2006, there were 107 open claims in the book of claims being serviced by Broadspire Services, compared to 156 open claims at December 31, 2005.

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

Our unpaid losses consist of case amounts, which are for reported claims, and amounts for claims that have been incurred but have not yet been reported (sometimes referred to as IBNR) as well as adjustments to case amounts for ultimate expected losses. The amount of unpaid loss for reported claims is based primarily upon a claim-by-claim evaluation of coverage, liability or injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts for unreported claims and unpaid loss adjustment expenses are determined using historical information as adjusted to current conditions. Unpaid loss adjustment expense is intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. The amount of loss reserves is determined by us on the basis of industry information, historical loss information and anticipated future conditions. Although we review our loss reserve estimates on a quarterly basis and believe that our estimates at any point in time are reasonable and appropriate, loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

We consider the following factors to be especially important at this time because they increase the variability risk factors in our current loss reserves:

•	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

•	At December 31, 2006, approximately $115.8 million, or 74.4%, of our direct loss reserves are related to business written in California. The California workers compensation benefit system experienced significant reform activity in 2003 through 2005 which has resulted in uncertainty regarding the impact of the reforms on loss reserves. In addition, several of the reforms face ongoing challenges in the California court system.

We review the following significant components of loss reserves on a quarterly basis:

•	IBNR reserves for pure losses — This includes amounts for the medical and indemnity components of the workers’ compensation claim payments, net of subrogation recoveries and deductibles;

•	IBNR reserves for defense and cost containment expenses (“DCC”), also referred to as allocated loss adjustment expenses (“ALAE”), net of subrogation recoveries and deductibles;

•	reserve for adjusting and other expenses, also known as unallocated loss adjustment expense (“ULAE”); and

•	reserve for loss based assessments, also referred to as the “8F reserve” in reference to Section 8, Compensation for Disability, subsection (f), Injury increasing disability, of the USL&H Act.

The reserves for loss and DCC are also reviewed gross and net of reinsurance (referred to as “net”). For gross losses, the claims for the Washington USL&H Plan, the KEIC claims assumed in the Acquisition and claims assumed from the NCCI residual market pools are excluded from this discussion.

IBNR reserves include a provision for future development on known claims, a reopened claims reserve, a provision for claims incurred but not reported and a provision for claims in transit (incurred and reported but not recorded).

We use a consulting actuary to assist in the evaluation of the adequacy of loss reserves. In light of our short operating history and uncertainties concerning the effects of recent legislative reforms, specifically as they relate to our California workers’ compensation experience, actuarial techniques are applied that use historical experience of our predecessor as well as industry information in the analysis of loss reserves. It should be noted that a continuity of management and adjusting staff exists between the predecessor and the Company. These techniques recognize, among other factors:

•	our claims experience and that of our predecessor;

•	the industry’s claim experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation and/or deflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	legislative reforms affecting workers’ compensation;

•	the overall environment in which insurance companies operate; and

•	trends in claim frequency and severity.

The consulting actuary’s analysis is done separately for the indemnity, medical and DCC components of the total loss reserves within each accident year. In addition, the analysis is completed separately for the following three categories: State Act California; State Act excluding California; and USL&H. Development factors, expected loss rates and expected loss ratios are derived from the combined experience of us and our predecessor.

Gross ultimate loss (indemnity and medical separately) for each category is estimated using the following actuarial methods:

•	paid loss development;

•	incurred loss development;

•	adjusted incurred loss development (State Act California category only);

•	Bornhuetter-Ferguson using ultimate premiums and paid loss;

•	Bornhuetter-Ferguson using ultimate premiums and incurred loss; and

•	Bornhuetter-Ferguson using ultimate premiums and adjusted incurred loss (State Act California category only).

Gross ultimate ALAE for each category is estimated using the following actuarial methods:

•	paid ALAE development;

•	incurred ALAE development;

•	Bornhuetter-Ferguson using ultimate loss and paid ALAE; and

•	Bornhuetter-Ferguson using ultimate loss and incurred ALAE.

A gross ultimate value is selected by reviewing the various ultimate estimates and applying actuarial judgment to achieve a reasonable point estimate of the ultimate liability. The gross IBNR reserve equals the selected gross ultimate loss minus the gross paid losses and gross case reserves as of the valuation date. The selected gross ultimate loss and ALAE is currently reviewed and updated on a quarterly basis.

Excess loss and ALAE is used to determine the estimated ultimate ceded losses. Excess loss and ALAE is estimated based on excess loss factors and development factors derived from our experience and that of our predecessor. Net losses equal gross losses minus ceded losses.

ULAE reserves are estimated using a standard paid ULAE to paid loss approach applied to gross loss and ALAE reserves. At December 31, 2006, the selected paid ULAE to paid loss ratio was based on experience from calendar years 2004 and 2005 and the first 11 months of 2006.

We participate in a special fund administered by the U.S. Department of Labor related to workers’ compensation benefits under the USL&H Act. Annual assessments levied by the special fund are treated as claim payments by us and in our financial statements as loss and ALAE. The consulting actuary’s analysis of loss and ALAE reserves excludes these payments. The consulting actuary separately reviews our liability for future assessments related to claims incurred through the valuation date of the study.

Reconciliation of Loss Reserves

The table below shows the reconciliation of our loss reserves on a gross and net basis for the periods indicated, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Beginning balance:
Unpaid loss and loss adjustment expense	$142,211	$68,228	$29,733
Reinsurance recoverables	(13,745)	(12,582)	(11,238)

Net balance, beginning of year	128,466	55,646	18,495

Incurred related to:
Current year	130,124	108,424	53,594
Prior years	(22,811)	(2,142)	451
Receivable under adverse development cover	571	(499)	(385)

Total incurred	107,884	105,783	53,660

Paid related to:
Current year	(23,196)	(18,698)	(11,401)
Prior years	(27,731)	(14,764)	(5,493)

Total paid	(50,927)	(33,462)	(16,894)
Receivable under adverse development cover	(571)	499	385

Net balance, end of year	184,852	128,466	55,646
Reinsurance recoverables	13,504	13,745	12,582

Unpaid loss and loss adjustment expense	$198,356	$142,211	$68,228

Our practices for determining loss reserves are designed to set amounts that in the aggregate are adequate to pay all claims at their ultimate settlement value. Our loss reserves are not discounted for interest or other factors.

The figures in the above table include the development of the KEIC loss reserves from January 1, 2004 through December 31, 2006. See the discussion under the heading “Our History” in this Item 1. Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies and had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In an effort to minimize our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition, we entered into various protective arrangements in connection with the Acquisition, including the adverse development cover and the collateralized reinsurance trust. See “Our History — Arrangements to Minimize Exposure” in this Item 1. For a discussion of the development of KEIC’s loss reserves and related matters, see the discussion under the following heading “KEIC Loss Reserves.”

SeaBright Insurance Company Loss Reserves

SeaBright Insurance Company began writing insurance policies on October 1, 2003. Shown below is the loss development related to policies written from 2003 through 2006. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2004 it was estimated that $46.0 million would be sufficient to settle all claims not already settled that had occurred through that date, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, by December 31, 2006 (two years later) $18.8 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2004. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $36.4 million is the re-estimated gross loss reserve, including payments, as of December 31, 2006.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2006, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

Analysis of SeaBright Loss Reserve Development

	Year Ended December 31,
	2003	2004	2005	2006
	(In thousands)

Gross liability as originally estimated:	$2,054	$45,981	$122,625	$180,929
Gross cumulative payments as of:
One year later	609	11,693	25,691
Two years later	1,087	18,814
Three years later	1,574
Gross liability re-estimated as of:
One year later	2,819	42,499	99,740
Two years later	3,453	36,428
Three years later	3,314
Cumulative redundancy/(deficiency):	(1,260)	9,553	22,885

Gross reserves for this business totaled $180.9 million at December 31, 2006. The $1.3 million of adverse development on 2003 reserves is due to the small base of claims and losses assumed from the NCCI pool. The $9.6 million favorable development on 2004 reserves is due to improvement in the accident year 2004 results. The $22.9 million favorable development on 2005 reserves is due primarily to improvement in the accident year 2005 results, plus additional improvement in the accident year 2004 results.

KEIC Loss Reserves

Shown below is the loss development from 2000 through 2006 related to KEIC policies written from 2000 through 2002. The last direct policy written by KEIC was effective in May 2002 and expired in May 2003. KEIC has claim activity in accident years 2000, 2001, 2002 and 2003. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2001, it was estimated that $14.5 million would be sufficient to settle all claims not already settled that had occurred prior to December 31, 2001, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, by December 31, 2006 (five years later) $11.7 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2001. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, $18.5 million is the re-estimated gross loss reserve, including payments, as of December 31, 2006.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2006, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, $4.0 million is the cumulative deficiency as of December 31, 2006.

Analysis of KEIC Loss Reserve Development

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006
	(In thousands)

Gross liability as originally estimated:	$3,258	$14,458	$30,748	$27,677	$22,248	$17,497	$14,126
Gross cumulative payments as of:
One year later	723	7,525	(4,130)	6,815	4,822	2,998
Two years later	2,070	4,443	2,283	11,637	7,820
Three years later	1,438	8,107	6,884	14,355
Four years later	1,792	10,312	9,651
Five years later	2,304	11,701
Six years later	2,584
Gross liability re-estimated as of:
One year later	3,013	19,562	23,374	29,063	22,319	17,124
Two years later	3,426	17,523	23,321	29,134	21,946
Three years later	3,329	18,138	23,739	28,481
Four years later	3,235	19,068	23,136
Five years later	3,394	18,465
Six years later	3,391
Cumulative redundancy/(deficiency):	(133)	(4,007)	7,612	(804)	302	373

Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies. As of September 30, 2003, the acquired book of business related to KEIC had gross reserves of $25.9 million and net reserves of $16.0 million. The September 30, 2003 gross and net liabilities re-estimated as of December 31, 2006 are $31.1 million and $18.8 million, respectively. The adverse development on gross reserves of $5.2 million and net reserves of $2.8 million has been recorded subsequent to September 30, 2003. The adverse development on the net reserves is subject to the adverse development cover. See the discussion under the heading “Our History — Arrangements to Minimize Exposure” in this Item 1.

The acquired book of business related to KEIC had gross reserves of $14.1 million as of December 31, 2006. These reserves represent a potential liability to us if the protective arrangements that we have established prove to be inadequate. Our initial source of protection is our external reinsurance, which is described under the heading “Reinsurance” in this Item 1. The total reserves net of external reinsurance at December 31, 2006 were $6.9 million. The ceded reserves of $7.2 million as of December 31, 2006 are subject to collection from our external reinsurers. To the extent we are not able to collect on our reinsurance recoverables, these liabilities become our responsibility. See the discussion under the heading “Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Item 1A.

The net reserves as of December 31, 2006 of $6.9 million are subject to the various protective arrangements that we entered into in connection with the Acquisition. These protective arrangements were established specifically for the purpose of minimizing our exposure to past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations in the event that LMC was subsequently placed into receivership or was otherwise unwilling or unable to satisfy its obligations to us. The protective arrangements we established include a commutation agreement, an adverse development cover, a collateralized reinsurance trust and a $4.0 million escrow, the balance of which had been returned to KEG as of December 31, 2006. These protective arrangements are described in detail under the heading “Our History — Arrangements to Minimize Exposure” in this Item 1.

Due to the distressed financial condition of LMC and its affiliates, LMC is no longer writing new business and is now operating under a voluntary run off plan which has been approved by the Illinois Division of Insurance. If LMC is placed into receivership, various of the protective arrangements, including the adverse development cover, the collateralized reinsurance trust and the commutation agreement, could be adversely affected. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Division of Insurance would have control of the assets of LMC. In addition, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover the $13.0 million payment made by LMC to us under the commutation agreement or the funds deposited by LMC into the collateralized reinsurance trust under applicable voidable preference or fraudulent transfer laws. See “Risks Related to Our Business — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in Item 1A.

If LMC is placed into receivership in the near future, we will be responsible for the amount of any adverse development of KEIC’s loss reserves in excess of the collateral that is currently available to us, including the $3.4 million on deposit as of March 2, 2007 under the collateralized reinsurance trust. For example, if LMC is placed into receivership at a time when the amount on deposit in the collateralized reinsurance trust is deficient by $1.0 million, we would have to absorb that amount. Because the $13.0 million that we received under the commutation agreement was not discounted for present value at the time of payment, the earnings on these funds, if any, will help us to absorb any adverse development on KEIC’s loss reserves in excess of amounts on deposit under the collateralized reinsurance trust. We believe that there are several factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver, but if a receiver is successful under applicable voidable preference and fraudulent transfer laws in recovering from us the collateral that we received in connection with the Acquisition, those funds would not be available to us to offset any adverse development in KEIC’s loss reserves. See “Our History — Issues Relating to a Potential LMC Receivership” in this Item 1.

Investments

We derive investment income from our invested assets. We invest our statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2006, the amortized cost of our investment portfolio was $400.2 million and the fair value of the portfolio was $399.9 million.

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on the fair value of each category of invested assets as of December 31, 2006.

		Percent of
Category	Fair Value	Total	Yield
	(In thousands)

Fixed income securities:
U.S. Treasury securities	$13,331	3.3%	4.1%
Government sponsored agency securities	26,644	6.7	5.0
Corporate securities	34,529	8.6	4.7
Tax-exempt municipal securities	204,537	51.1	5.6
Mortgage pass-through securities	73,966	18.5	5.5
Collateralized mortgage obligations	2,618	0.7	4.3
Asset-backed securities	43,494	10.9	5.1

Total fixed income securities	399,119	99.8	5.4
Equity securities	813	0.2

Total investment securities available-for-sale	$399,932	100.0%

Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. We had no direct investments in equity securities at December 31, 2006 or 2005. The average credit rating for our fixed maturity portfolio at December 31, 2006, using ratings assigned by Standard and Poor’s, was AA+. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2006, as a percentage of total fair value.

Percentage of
Total Fair
Rating	Value

“AAA”	89.4%
“AA”	3.2
“A”	7.4

Total	100.0%

The following table shows the composition of our fixed income securities by remaining time to maturity at December 31, 2006. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions.

		Percentage of
		Total Fair
Remaining Time to Maturity	Fair Value	Value
	($ in thousands)

Due in one year or less	$20,754	5.2%
Due after one year through five years	76,006	19.0
Due after five years through ten years	149,796	37.5
Due after ten years	32,486	8.1
Securities not due at a single maturity date	120,077	30.2

Total investment securities available-for-sale	$399,119	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment grade fixed income securities. Prior to March 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In November 2006, our investment policy was revised to allow for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. Our investment portfolio is managed by a registered investment advisory firm. We pay a variable fee based on assets under management. Our Board of Directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines.

We regularly review our portfolio for declines in value. In general, we focus on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income (loss) on our consolidated statement of changes in stockholders’ equity and comprehensive income and in accumulated other comprehensive income (loss) on our consolidated balance sheet. As of December 31, 2006, no security had a fair value less than 80% of its amortized cost or cost. As of December 31, 2006, we had a net unrealized loss on our invested assets of $303,000. If the decline is deemed “other than temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statement of operations. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. There were no other-than-temporary declines in the fair value of our securities at December 31, 2006.

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

Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A−” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies.

Our Excess of Loss Reinsurance Treaty Program

Excess of loss reinsurance is reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the upper limit of the program reverts to the ceding company, or the company seeking reinsurance. The ceding company also bears the credit risk of a reinsurer’s insolvency. In the ordinary course of our business, we entered into a new workers’ compensation and employers’ liability excess of loss reinsurance treaty program effective October 1, 2006, whereby our reinsurers are liable for the ultimate net losses in excess of $1.0 million for the business we write, up to a $75.0 million limit and subject to additional exclusions and limits, including those described below. We increased the maximum amount recoverable under this new program to $75.0 million from the $50.0 million maximum amount recoverable under the program that expired October 1, 2006 primarily due to the availability of additional reinsurance at reasonable rates. We have reviewed the terms of our excess of loss reinsurance agreements and have concluded that they provide sufficient transfer of risk and meet other requirements necessary to qualify them for reinsurance accounting under Statement of Financial Accounting Standards (“SFAS”) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, and related pronouncements. The agreements for the current reinsurance program expire on October 1, 2007, at which time we expect to renew the program. We have the right to terminate the reinsurers’ shares in the program under various circumstances including a downgrade in a reinsurer’s A.M. Best rating below “A−”. The program provides coverage in several layers.

We retain losses of $1.0 million for each loss occurrence. The first reinsurance layer affords coverage up to $1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence and applies to in force policies written or renewed through us and classified by us as workers’ compensation and employers’ liability business (including USL&H Act, Jones Act and Federal Employers’ Liability Act business) and maritime employers’ liability. The aggregate limit for all claims under the first layer is $8.0 million. In addition, under the first layer of reinsurance, there is a sub-limit of $1.0 million per occurrence, and $2.0 million for two or more losses caused by any act of terrorism, as defined in the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 (collectively referred to in this annual report as the “Terrorism Risk Act”); a sub-limit of $1.0 million for losses caused by occupational disease or other disease or cumulative trauma; and a maximum employer’s liability policy limit of $1.0 million ($2.0 million in Hawaii). Under the first layer, our reinsurers will not be liable for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire. Under the first layer, we are required to pay our reinsurers a deposit premium of $2.5 million for the term of the agreement, to be paid in the amount of approximately $636,000 on the first day of each calendar quarter. In order for coverage to attach under the first layer, we must report all losses to our reinsurers before October 1, 2014.

The second layer affords coverage up to $3.0 million for each loss occurrence in excess of $2.0 million for each loss occurrence and applies to in force policies written or renewed through us and classified by us as workers’ compensation and employers’ liability business (including USL&H Act, Jones Act and Federal Employers’ Liability Act business) and maritime employers’ liability. The aggregate limit for all claims under the second layer is $12.0 million. In addition, under the second layer of reinsurance, there is a sub-limit of $3.0 million per occurrence, and $6.0 million for two or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act; a sub-limit of $3.0 million for losses caused by occupational disease or other disease or cumulative trauma; and a maximum employer’s liability policy limit of $1.0 million ($2.0 million in Hawaii). Under the second layer, our reinsurers will not be liable for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire. Under the second layer, we are required to pay our reinsurers a deposit premium of $1.9 million for the term of the agreement, to be paid in the amount of $482,250 on the first day of each calendar quarter. In order for coverage to attach under the second layer, we must report all losses to our reinsurers before October 1, 2014.

The third layer affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence and applies to in force policies written or renewed through us and classified by us as workers’ compensation and employers’ liability business (including USL&H Act, Jones Act and Federal Employers’ Liability Act business) and maritime employers’ liability, except when classified by us as ocean marine. The third layer has a sub-limit of $5.0 million for one or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Under the third layer, our reinsurers will not be liable for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire. Under the third layer, we are required to pay our reinsurers a deposit premium of $1.8 million for the term of the agreement, to be paid in the amount of $450,500 on the first day of each calendar quarter. Our reinsurers’ liability under the third layer will never exceed $5.0 million in respect of any one loss occurrence and is further limited to $15.0 million during the term of the agreement by reason of any and all claims arising under the agreement. In order for coverage to attach under the third layer, we must report all losses to our reinsurers before October 1, 2014.

The fourth layer affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence and applies to in force policies written or renewed through us and classified by us as workers’ compensation and employers’ liability business (including USL&H Act, Jones Act and Federal Employers’ Liability Act business) and maritime employers’ liability, except when classified by us as ocean marine. The fourth layer has a sub-limit of $10.0 million for one or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Under the fourth layer, our reinsurers will not be liable for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire. In addition, the fourth layer does not cover commercial airline flight exposures involving four or more flight crew at any one time or loss arising from major league sports teams. Under the fourth layer, we are required to pay our reinsurers a deposit premium of $1.4 million for the term of the agreement, to be paid in the amount of $344,500 on the first day of each calendar quarter. Our reinsurers’ liability under the fourth layer will never exceed $10.0 million in respect of any one loss occurrence and is further limited to $20.0 million during the term of the agreement by reason of any and all claims arising under the agreement. In addition, under the fourth layer, the maximum amount applicable to the ultimate net loss for any one loss suffered by any one employee is $7.5 million. In order for coverage to attach under the fourth layer, we must report all losses to our reinsurers before October 1, 2014.

The fifth layer in our excess of loss reinsurance treaty program affords coverage up to $55.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence and applies to in force policies written or renewed through us and classified by us as workers’ compensation and employers’ liability business (including USL&H Act, Jones Act and Federal Employers’ Liability Act business) and maritime employers’ liability, except when classified by us as ocean marine. The fifth layer is divided into two sub-layers. The first sub-layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence, subject to an aggregate limit of $60.0 million. The first sub-layer has a sub-limit of $30 million for one or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Under the first sub-layer, we are required to pay our reinsurers a deposit premium of $1.7 million for the term of the agreement, to be paid in the amount of $418,500 on the first day of each calendar quarter. The second sub-layer affords coverage up to $25.0 million for each loss occurrence in excess of $50.0 million for each loss occurrence, subject to an aggregate limit of $50.0 million. The second sub-layer has a sub-limit of $25.0 million for one or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Under the second sub-layer, we are required to pay our reinsurers a deposit premium of $650,000 for the term of the agreement, to be paid in the amount of $162,500 on the first day of each calendar quarter. Under the fifth layer, our reinsurers will not be liable for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire. Under both sub-layers of the fifth layer, the maximum amount applicable to the ultimate net loss for any one loss suffered by any one employee is $5.0 million. In addition, the fifth layer does not cover commercial airline flight exposures involving four or more flight crew at any one time or loss arising from major league sports teams. In order for coverage to attach under the fifth layer, we must report all losses to our reinsurers before October 1, 2014.

The agreements for the first, second and third layers in our excess of loss reinsurance treaty program have profit-sharing provisions requiring the reinsurers to make payments to SeaBright Insurance Company if the reinsurers experience favorable loss experience under these contracts.

Under each layer of our reinsurance treaty program, we may terminate any reinsurer’s share under the applicable agreement at any time by giving written notice to the reinsurer in the event certain specified circumstances occur, including (1) if the reinsurer’s policyholders’ surplus at the inception of the agreement has been reduced by more than 25% of the amount of surplus 12 months prior to that date, (2) if the reinsurer’s A.M. Best rating is downgraded below “A−” and/or its Standard & Poor’s rating is downgraded below “BBB+” or (3) if the reinsurer voluntarily ceases assuming new and renewal property and casualty treaty reinsurance business. Each layer of our reinsurance treaty program includes various exclusions in addition to the specific exclusions described above, including an exclusion for war in specified circumstances and an exclusion for reinsurance assumed. Under each layer of our reinsurance treaty program, we are required to pay to our reinsurers the pro rata share of the amount, if any, by which any financial assistance paid to us under the Terrorism Risk Act for acts of terrorism occurring during any one program year, combined with our total private-sector reinsurance recoveries for those acts of terrorism, exceeds the amount of insured losses paid by us for those acts of terrorism.

Our current excess of loss reinsurance treaties are placed with Allied World Assurance Company Ltd., rated “A” (Excellent) by A.M. Best; Aspen Insurance UK Limited, rated “A” (Excellent) by A.M. Best; Endurance Specialty Insurance Ltd., rated “A−” (Excellent) by A.M. Best; Flagstone Reinsurance Limited, rated “A−” (Excellent) by A.M. Best; Hannover Rueckversicherung AG, rated “A” (Excellent) by A.M. Best; syndicates from Lloyd’s of London, rated “A” (Excellent) by A.M. Best; Hannover Re (Bermuda) Limited, rated “A” (Excellent) by A.M. Best; Max Re Ltd., rated “A−” (Excellent) by A.M. Best; Munich Re America (American Re), rated “A” (Excellent) by A.M. Best; Odyssey America Reinsurance Corporation, rated “A” (Excellent) by A.M. Best; Partner Reinsurance Company of the U.S., rated “A+” (Excellent) by A.M. Best; and Tokio Millennium Reinsurance Limited, rated “A+” (Excellent) by A.M. Best.

The following is a summary of our top ten reinsurers, based on net amount recoverable, as of December 31, 2006.

		Net Amount
		Recoverable as of
	A.M. Best	December 31,
Reinsurer	Rating	2006
		(In thousands)

Hannover Rueckversicherung AG*	A	$3,749
Argonaut Insurance Company	A	1,961
GE Reinsurance Corporation (part of Swiss Re Group, LTD as of 1/1/07)	NR-5	1,692
Swiss Reinsurance America Corporation	A+	1,656
Max Re Limited*	A−	1,097
Scor Reinsurance Company	A−	592
Munich Reinsurance America (FDBA: American Re-insurance Company)*	A	546
Alea Re-insurance Europe Limited — Rhine R (Aon)	NR-4	364
ACE Property & Casualty Insurance Company	A+	329
Partner Reinsurance Company of the U.S.*	A+	249

Total		$12,235

*	Participant in current excess of loss reinsurance treaty program or individual risk reinsurance placements.

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

Terrorism Reinsurance

As extended, the Terrorism Risk Act is effective through December 31, 2007. The Terrorism Risk Act may provide us with reinsurance protection under certain circumstances and subject to certain limitations. The Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. The definition of terrorism for purposes of the Terrorism Risk Act excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. No federal compensation will be paid under the Terrorism Risk Act unless aggregate insured losses from the act for the entire insurance industry exceed certain threshold amounts ($5.0 million for terrorism losses occurring prior to

April 1, 2006, $50.0 million for terrorism losses occurring from April 1, 2006 to December 31, 2006, and $100.0 million for terrorism losses occurring in 2007). Each insurance company is responsible for a deductible based on a percentage of the direct earned premiums of its affiliated group in the previous calendar year for commercial lines policies (except for certain excluded lines such as commercial auto) covering risks in the United States. This deductible amount is 17.5% of such premiums for losses occurring in 2006 and 20.0% of such premiums for losses occurring in 2007. For losses in excess of the deductible, the federal government will reimburse 90% of the insurer’s loss occurring in 2006 and 85% of the insurer’s loss occurring in 2007. As stated above, all layers of our reinsurance program contain sublimits for losses caused by an act of terrorism, as defined in the Terrorism Risk Act, subject to certain absolute exclusions.

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

While more than 300 insurance companies participate in the national workers’ compensation market, our competitors are relatively few in number because we operate in niche markets. Our primary competitors vary slightly based on the type of product and by region. We have a number of competitors that limit their writings on a geographic basis. For our maritime product, our primary competitors are American International Group (“AIG”), American Longshore Mutual Association and Signal Mutual Indemnity Association Ltd. (based in Bermuda) in all of our regions. Additional competitors by region are Alaska National Insurance Company and Liberty Northwest in our Western Region; Gray Insurance Group, Amerisafe and Louisiana Workers Compensation Company (“LWCC”) in our Southern Region; and Travelers in our Midwestern Region. For our state act construction product, our primary competitors are AIG, Zurich and Liberty Mutual in all of our regions. Additional competitors by region are State Compensation Insurance Fund of California (“SCIF”), Arizona State Fund, Travelers and Construction Program Group in our Western Region; Texas Mutual, LWCC and Amerisafe in our Southern Region; and Acuity Group, ACE and Amerisafe in our Midwestern Region. For our ADR product, our primary competitors are AIG, Zurich and SCIF. In Alaska, our primary competition is Alaska National Insurance Company and Liberty Northwest. In Hawaii, our primary competition is AIG, Hawaii Employers Mutual Insurance Company and First Insurance.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. We have been rated “A−” (Excellent) by A.M. Best since the completion of the Acquisition. An “A−” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.

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

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. SeaBright Insurance Company is primarily subject to regulation and supervision by the Illinois Division of Insurance and the California Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the power to: grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and rates in some states; periodically examine an insurance company’s financial condition; determine the form and content of required financial statements; and periodically examine market conduct. For example in January 2006, the California Department of Industrial

Relations, Division of Workers’ Compensation audited selected claims from our 2003 — 2005 claims logs. On April 21, 2006, the Division issued formal findings that we passed the audit with no administrative penalties assessed.

Detailed annual and quarterly financial statements and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The financial statements and condition of SeaBright Insurance Company are subject to periodic examination by the Illinois Division of Insurance and the California Department of Insurance. In October 2006, the Illinois Division of Insurance began a routine comprehensive examination of our 2005 statutory annual statement.

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

As a condition of authorization effective August 25, 2005, the U.S. Department of Labor implemented new regulations requiring insurance carriers authorized to write insurance under the USL&H Act or any of its extensions to deposit security to secure compensation payment obligations. The Department of Labor determines the amount of this deposit annually by calculating the carrier’s USL&H and extension Act obligation by state and by the percentage of those obligations deemed unsecured by those states’ guaranty funds. SeaBright’s current deposit obligation is approximately $1.4 million.

Privacy Regulations

In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our financial condition or results of operations. A recent National Association of Insurance Commissioners, or NAIC, initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations consistent with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiary has established procedures to comply with Gramm-Leach-Bliley privacy requirements.

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

On March 24, 2006, the California Workers’ Compensation Insurance Rating Bureau (the “WCIRB”), an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending a 16.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2006. Pure premium is that portion of an insurance premium necessary to cover the cost of paying claims, such as medical and indemnity costs and allocated and unallocated loss adjustment expenses. The filing was based on an analysis of loss experience valued as of December 31, 2005 and was made in response to continued reductions in workers’ compensation claim costs in California as a result of reform legislation enacted primarily in 2003 and 2004. On May 31, 2006, the California Insurance Commissioner recommended a 16.4% decrease in rates effective July 1, 2006. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates. On May 31, 2006, after completing a study of our California loss data, we filed with the California Department of Insurance our rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006, reflecting an average reduction of 5.8% from prior rates, for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006. The filing was approved on June 21, 2006.

On September 14, 2006, the WCIRB amended a previous filing with the California Insurance Commissioner to recommend a 6.3% decrease in advisory pure premium rates on new and renewal policies effective on or after January 1, 2007. The filing was based on a review of loss and loss adjustment experience through June 30, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On November 2, 2006, the California Insurance Commissioner recommended a 9.5% decrease in workers’ compensation advisory pure premium rates for policies incepting on or after January 1, 2007. On November 22, 2006, we filed with the California Department of Insurance our rates for new and renewal workers’ compensation insurance policies written in California on or after January 1, 2007. The filing was approved on December 19, 2006. The new rates reflect an average reduction of 9.5% from prior rates and are in response to emerging favorable trends in loss costs resulting from reform legislation. If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

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

Illinois and California have also adopted laws substantially similar to the NAIC’s “risk based capital” (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These RBC requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2006, the capital and surplus of SeaBright Insurance Company exceeded 200% of the Authorized Control Level of RBC.

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

The 2006 IRIS results for SeaBright Insurance Company showed one result outside the “usual” range for such ratios, as such ranges are determined by the NAIC. This result was attributable to one main factor. Upon completion of the follow-on public offering of our common stock in February of 2006, we contributed approximately $50.0 million to SeaBright Insurance Company’s surplus. The IRIS ratio that measures a company’s “Gross Change in Policyholders’ Surplus” is not considered “usual” if a company’s surplus is reduced by more than 10% or increased by more than 50% in any given year. Following the contribution to SeaBright Insurance Company’s surplus, we expected the “Gross Change in Policyholders’ Surplus” IRIS ratio to increase by more than 50%, and therefore fall outside of the “usual range.” As of December 31, 2005, SeaBright Insurance Company had a statutory policyholders’ surplus of $144.7 million. As of December 31, 2006, the statutory policyholders’ surplus was $222.3 million. This represents an increase of 53.6% over the statutory policyholders’ surplus from 2006.

Dividend Limitations

SeaBright Insurance Company’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Illinois and California. The insurance holding company laws in these states require that ordinary dividends be reported to the Illinois Division of Insurance and the California Department of Insurance prior to payment of the dividend and that extraordinary dividends be submitted for prior approval. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 10% of its statutory policyholders’ surplus as of the preceding year end or the net income of the company for the preceding year. Statutory policyholders’ surplus, as determined under statutory accounting principles is the amount remaining after all liabilities, including loss and loss adjustment expenses, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state insurance regulator to be recognized on the statutory balance sheet. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments will be permitted.

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

PointSure

The brokerage and third party administrator activities of PointSure are subject to licensing requirements and regulation under the laws of each of the jurisdictions in which it operates. PointSure is authorized to act as an insurance broker under firm or officer licenses in 49 states and the District of Columbia. PointSure’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. PointSure therefore devotes significant effort toward maintaining its licenses to ensure compliance with a diverse and complex regulatory structure.

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

Employees

As of December 31, 2006, we had 178 full-time equivalent employees. We have employment agreements with some of our executive officers, which are described in our proxy statement for the 2007 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We believe that our employee relations are good.

Corporate Website

Through our Internet website at www.sbic.com, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). A copy of the materials will be mailed to you free of charge upon request to SeaBright Insurance Holdings, Inc., Investor Relations, 2101 4th Avenue, Suite 1600, Seattle, WA 98121. The following corporate governance materials are also available on our website.

•	Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters;

•	Code of Ethics for Senior Financial Employees;

•	Conflict of Interest & Code of Conduct Policy; and

•	Insider Trading Policy.

If we waive or substantially change any material provision of our Code of Ethics for Senior Financial Employees, we will disclose that fact on our website within four business days of the waiver or change.

Note on Forward-Looking Statements

Some of the statements in this Item 1, some of the statements in Item 1A, some of the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this annual report and statements elsewhere in this annual report, may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California, Illinois and Alaska. Any single catastrophe or other condition affecting losses in these states could adversely affect our results of operations.

Our business is concentrated in California (approximately 52.3% of direct premiums written for the year ended December 31, 2006), Alaska (approximately 10.3% of direct premiums written for the same period) and Illinois (approximately 9.2% of direct premiums written for the same period). Accordingly, unfavorable business, economic or regulatory conditions in those states could negatively impact our business. For example, California, Illinois, and Alaska are states that are susceptible to severe natural perils, such as tsunamis, earthquakes, tornados and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in those states. Although geographic concentration has not adversely affected our business in the past, we may in the future be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. This concentration of our business could have a material adverse effect on our financial condition or results of operations.

If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected.

We buy reinsurance coverage to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. In the ordinary course of our business we participate in a workers’ compensation and employers’ liability excess of loss reinsurance treaty program covering all of the business that we write or renew pursuant to which our reinsurers are liable for varying percentages of the ultimate net losses in excess of $1.0 million for the business we write, up to a $75.0 million limit, subject to certain exclusions and limitations. The treaty program provides coverage in several layers. See the discussion under the heading “Reinsurance” in Item 1. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. For example, each layer of our reinsurance treaty program contains an aggregate limit for all claims under that layer over which our reinsurers will not be liable (e.g., $8.0 million under the first layer, $12.0 million under the second layer and $15.0 million under the third layer). In addition, each layer of our reinsurance treaty program covers acts of terrorism only up to a modest limit (e.g., $1.0 million per occurrence under the first layer, $3.0 million per occurrence under the second layer and $5.0 million under the third layer). Because of these sub-limits and terrorism exclusions included in our policies, which are common in the wake of the events of September 11, 2001, we have significantly greater exposure to losses resulting from acts of terrorism. The incurrence of higher reinsurance costs and more restrictive terms could materially adversely affect our business, financial condition and results of operations.

The agreements for our current workers’ compensation excess of loss reinsurance treaty program expire on October 1, 2007. Although we currently expect to renew the program upon its expiration, any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. We have not experienced difficulty in qualifying for or obtaining sufficient reinsurance to appropriately cover our risks in the past. We currently have 12 reinsurers participating in our excess of loss reinsurance treaty program, and believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require. However, it is possible that one or more of our current reinsurers could cancel participation, or we could find it necessary to cancel the participation of one of our reinsurers, in our excess of loss reinsurance treaty program. In either of those events, if our reinsurance broker is unable to spread the cancelled or terminated reinsurance among the remaining reinsurers in the program, we estimate that it could take approximately one to three weeks to identify and negotiate appropriate documentation with a replacement reinsurer. During this time, we would be exposed to an increased risk of loss, the extent of which would depend on the volume of cancelled reinsurance.

In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience this problem in the future, our costs would increase and our revenues would decline. As of December 31, 2006, we had $13.7 million of amounts recoverable from our reinsurers, excluding the receivable on our adverse development cover, that we would be obligated to pay if our reinsurers failed to pay us.

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

In October 2006, the Illinois Division of Insurance began a routine comprehensive examination of our 2005 statutory annual statement.

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

Rating agencies rate insurance companies based on each company’s ability to pay claims. Our insurance company subsidiary currently has a rating of “A−” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold or sell any of our securities. Our competitive position relative to other companies is determined in part by our A.M. Best rating. We believe that our business is particularly sensitive to our A.M. Best rating because we focus on larger customers which tend to give substantial weight to the A.M. Best rating of their insurers. We expect that any reduction in our A.M. Best rating below “A−” would cause a reduction in the number of policies we write and could have a material adverse effect on our results of operations and our financial position.

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

On March 24, 2006, the California Workers’ Compensation Insurance Rating Bureau (the “WCIRB”), an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending a 16.4% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2006. Pure premium is that portion of an insurance premium necessary to cover the cost of paying claims, such as medical and indemnity costs and allocated and unallocated loss adjustment expenses. The filing was based on an analysis of loss experience valued as of December 31, 2005 and was made in response to continued reductions in workers’ compensation claim costs in California as a result of reform legislation enacted primarily in 2003 and 2004. On May 31, 2006, the California Insurance Commissioner recommended a 16.4% decrease in rates effective July 1, 2006. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates. On May 31, 2006, after completing a study of our California loss data, we filed with the California Department of Insurance our rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006, reflecting an average reduction of 5.8% from prior rates, for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006. The filing was approved on June 21, 2006.

On September 14, 2006, the WCIRB amended a previous filing with the California Insurance Commissioner to recommend a 6.3% decrease in advisory pure premium rates on new and renewal policies effective on or after January 1, 2007. The filing was based on a review of loss and loss adjustment experience through June 30, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On November 2, 2006, the California Insurance Commissioner recommended a 9.5% decrease in workers’ compensation advisory pure premium rates for policies incepting on or after January 1, 2007. On November 22, 2006, we filed with the California Department of Insurance our rates for new and renewal workers’ compensation insurance policies written in California on or after January 1, 2007. The filing was approved on December 19, 2006. These current new rates reflect an average reduction of 9.5% from prior rates and are in response to emerging favorable trends in loss costs resulting from reform legislation. If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

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

Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our senior management team and key employees, consisting of John G. Pasqualetto, Chairman, President and Chief Executive Officer; Richard J. Gergasko, Executive Vice President — Operations; Joseph S. De Vita, Senior Vice President, Chief Financial Officer and Assistant Secretary; D. Drue Wax — Senior Vice President, General Counsel and Corporate Secretary; Richard W. Seelinger, Senior Vice President — Policyholder Services; Marc B. Miller, M.D., Senior Vice President and Chief Medical Officer; Jeffrey C. Wanamaker, Senior Vice President — Underwriting; James L. Borland, III, Vice President and Chief Information Officer; M. Philip Romney, Vice President — Finance, Principal Accounting Officer and Assistant Secretary and Chris A. Engstrom, President — PointSure. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. Many of our principal employees possess skills and extensive experience relating to our market niches. Were we to lose any of these employees, it may be challenging for us to attract a replacement employee with comparable skills and experience in our market niches. We have employment agreements with some of our executive officers, which are described in our proxy statement for the 2007 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We do not currently maintain key man life insurance policies with respect to any member of our senior management team or other employees.

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

Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of licensed insurance brokers that totaled approximately 150 at December 31, 2006. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors, including AIG and Zurich, offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

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

The assets that SeaBright acquired in the Acquisition were acquired from LMC and certain of its affiliates. LMC and its insurance company affiliates are currently operating under a voluntary “run off” plan approved by the Illinois Division of Insurance. “Run off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run off plan, LMC has instituted aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders. According to LMC’s statutory financial statements as of and for the year ended December 31, 2006, LMC had a statutory surplus of $173.6 million (unaudited), an increase of approximately $5.3 million from its surplus of $168.3 million (audited) as of December 31, 2005. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. See the discussion under the heading “Our History” in Item 1. In the event LMC is placed into receivership, our business could be adversely affected in the following ways:

•	A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements.

•	As discussed under “Our History” in Item 1, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. At December 31, 2006, the liability of LMC under the adverse development cover was approximately $2.8 million. LMC initially funded the trust account with $1.6 million to support its obligations under the adverse development cover. In September 2004, we and LMC retained an independent actuary to determine the appropriate amount of loss reserves that are subject to the adverse development cover as of September 30, 2004. In accordance with the terms of the protective arrangements that we have established with LMC, on December 23, 2004, LMC deposited into the collateralized reinsurance trust an additional $3.2 million, resulting in a total balance in the trust account of $4.8 million. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account. After due evaluation, we complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal. If LMC is placed in receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Division of Insurance would have control of the assets of LMC.

•	Some of our customers are insured under Eagle insurance policies that we service pursuant to the claims administration servicing agreement described above. Although SeaBright is a separate legal entity from LMC and its affiliates, including Eagle, Eagle’s policyholders may not readily distinguish SeaBright from Eagle and LMC if those policies are not honored in the event LMC is found to be

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

The availability of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. During 1998, 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of our predecessor to increase premiums. Beginning in 2001, we witnessed a decrease in pricing competition in the industry, which enabled us to raise our rates. Although rates for many products increased from 2000 to 2003, legislative reforms caused premium rates in certain states, including California, to decrease in 2004, 2005 and 2006, and rates may continue to decrease. In addition, the availability of insurance has and may continue to increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may perpetuate rate decreases. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality may cause the price of our securities to be volatile.

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

As of March 13, 2007, there were 20,557,704 shares of our common stock outstanding. Moreover, 931,350 additional shares of our common stock will be issuable upon the full exercise or conversion of options outstanding at that date. In the event that any outstanding options are exercised, you will suffer dilution of your investment.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located in approximately 20,100 square feet of leased office space in Seattle, Washington. We also lease office space consisting of approximately 2,650 square feet in Honolulu, Hawaii; 2,500 square feet in Anchorage, Alaska; 8,300 square feet in Orange, California; 3,400 square feet in Houston, Texas; 700 square feet in San Francisco, California; 300 square feet in Camarillo, California; 3,000 square feet in Chicago, Illinois; 3,900 square feet in Radnor, Pennsylvania; and 1,800 square feet in Tampa, Florida. We conduct claims and underwriting operations in our branch offices, with the exception of our Honolulu office, where we conduct only claims and loss control operations, and our Camarillo office, where we conduct only underwriting operations. We do not own any real property. We consider our leased facilities to be adequate for our current operations.

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

On January 19, 2005, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-119111), as filed with the SEC in connection with the initial public offering of 8,625,000 shares of our common stock. We have used substantially all of the offering proceeds. We intend to use any remaining proceeds for general corporate purposes, including supporting the growth of PointSure, as described in the registration statement.

Our common stock has been quoted on the NASDAQ Global Select Market (formerly the Nasdaq National Market) under the symbol “SEAB” since our initial public offering on January 21, 2005. Prior to that time, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as quoted on the NASDAQ Global Select Market.

	High	Low

2006:
First quarter	$18.03	$14.40
Second quarter	18.68	14.31
Third quarter	16.18	12.25
Fourth quarter	18.34	12.91
2005:
First quarter (beginning January 21, 2005)	$12.60	$10.15
Second quarter	12.45	10.10
Third quarter	14.69	11.23
Fourth quarter	17.94	11.12

As of March 13, 2007, there were approximately 29 holders of record of our common stock.

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

Purchases of Equity Securities

We did not purchase any of our equity securities during 2006.

Performance Graph

The following graph and table compare the total return on $100 invested in SeaBright common stock for the period commencing on January 21, 2005 (the date of our initial public offering) and ending on December 31, 2006 with the total return on $100 invested in each of the Nasdaq Stock Market (U.S.) Index and in the Nasdaq Insurance Index. The closing market price for SeaBright common stock at the end of fiscal year 2006 was $18.01.

Comparison of 23 Month Cumulative Total Return*
Among SeaBright Insurance Holdings, Inc., The NASDAQ Composite Index
And The NASDAQ Insurance Index

*	$100 invested on 11/21/05 in stock or on 10/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	SeaBright	NASDAQ	NASDAQ
	Insurance	Composite	Insurance
	Holdings, Inc.	Index	Index
1/21/05	$100.00	$100.00	$100.00
3/31/05	85.81	91.98	98.23
6/30/05	94.85	94.54	98.15
9/30/05	107.39	99.93	107.69
12/31/05	138.01	102.93	112.21
3/31/06	144.56	111.58	121.47
6/30/06	133.69	104.21	119.36
9/30/06	115.93	107.19	120.91
12/31/06	149.46	117.05	124.41

The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date of this annual report and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate such information by reference.

Item 6.	Selected Financial Data.

The following table sets forth our selected historical financial information and that of our predecessor for the periods ended and as of the dates indicated. This information comes from our consolidated financial statements and those of our predecessor. You should read the following selected financial information along with the information contained in this annual report, including Part II, Item 7 of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the combined and consolidated financial statements and related notes and the reports of the independent registered public accounting firm included in Part II, Item 8 and elsewhere in this report. These historical results are not necessarily indicative of results to be expected from any future period.

	Company				Predecessor
				Three Months	Nine Months	Year
				Ended	Ended	Ended
	Year Ended December 31,			December 31,	September 30,	December 31,
	2006	2005	2004	2003(1)	2003	2002
	($ in thousands, except share and per share data)

Income Statement Data:
Gross premiums written	$230,253	$204,742	$135,682	$22,154	$70,717	$106,051
Ceded premiums written	(15,490)	(19,082)	(16,067)	(2,759)	(4,079)	(86,983)

Net premiums written	$214,763	$185,660	$119,615	$19,395	$66,638	$19,068

Premiums earned	$185,591	$158,850	$77,960	$3,134	$36,916	$17,058
Claims service income	2,026	2,322	2,916	663	698	1,169
Other service income	104	175	794	561	—	—
Net investment income	15,245	7,832	2,468	313	1,735	3,438
Net realized gain (loss)	(410)	(226)	38	(4)	14	(4,497)
Other income	3,371	3,297	2,493	655	1,514	1,152

Total revenues	205,927	172,250	86,669	5,322	40,877	18,320

Loss and loss adjustment expenses	107,884	105,783	53,660	3,024	25,395	4,992
Underwriting, acquisition, and insurance expenses(2)	42,306	33,839	17,854	1,789	6,979	3,681
Interest expense	1,101	888	415	—	—	—
Other expenses	6,248	4,997	4,514	812	1,791	3,339

Total expenses	157,539	145,507	76,443	5,625	34,165	12,012

Income (loss) before income taxes	48,388	26,743	10,226	(303)	6,712	6,308
Income tax expense (benefit)	15,159	8,451	3,020	(101)	1,996	3,018

Net income (loss)	$33,229	$18,292	$7,206	$(202)	$4,716	$3,290 (8)

Basic earnings per share	$1.66	$1.18	—	—	—	—
Diluted earnings per share	$1.63	$1.13	$0.98	—	—	—
Weighted average basic shares outstanding(3)	19,986,244	15,509,547	—	—	—	—
Weighted average diluted shares outstanding(3)	20,403,089	16,195,855	7,387,276	—	—	—
Selected Insurance Ratios:
Current accident year loss ratio(4)	69.0%	66.8%	65.0%	75.3%	71.0%	71.3%
Prior accident years’ loss ratio(5)	(12.0)%	(1.7)%	0.1%	—	(4.1)%	(48.8)%

Net loss ratio	57.0%	65.1%	65.1%	75.3%	66.9%	22.5%
Net underwriting expense ratio(6)	22.7%	21.2%	21.9%	39.2%	18.9%	21.6%

Net combined ratio(7)	79.7%	86.3%	87.0%	114.5%	85.8%	44.1%

	Company				Predecessor
					As of	As of
	As of December 31,				September 30,	December 31,
	2006	2005	2004	2003(1)	2003	2002
					(Unaudited)
	(In thousands)

Selected Balance Sheet Data:
Investment securities available-for sale, at fair value	$399,932	$261,103	$105,661	$51,881	$46,338	$55,891
Cash and cash equivalents	20,412	12,135	8,279	5,008	52,271	30,015
Reinsurance recoverables	13,675	14,375	13,484	12,050	39,676	36,617
Reinsurance recoverables from parent	—	—	—	—	117,942	102,107
Prepaid reinsurance	1,917	2,019	5,254	2,340	5,037	34,672
Total assets	614,275	427,275	225,818	106,080	321,537	316,821
Unpaid loss and loss adjustment expense	198,356	142,211	68,228	29,733	161,538	153,469
Unearned premiums	114,312	86,863	67,626	18,602	40,657	47,604
Total stockholders’ equity	249,126	155,678	58,370	45,605	92,856	87,772

(1)	There was no activity for SeaBright from June 19, 2003, its date of inception, through September 30, 2003.

(2)	Includes acquisition expenses such as commissions, premium taxes and other general administrative expenses related to underwriting operations in our insurance subsidiary and are included in the amortization of deferred policy acquisition costs.

(3)	There were no common shares or dilutive common stock equivalents outstanding during the three months ended December 31, 2003.

(4)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses for the current accident year less claims service income by the current year’s net premiums earned.

(5)	The prior accident years’ loss ratio is calculated by dividing the change in the loss and loss adjustment expenses for the prior accident years by the current year’s net premiums earned.

(6)	The underwriting expense ratio is calculated by dividing the net underwriting expenses less other service income by the current year’s net premiums earned.

(7)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

(8)	Net income before change in accounting principle. Our predecessor adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142 our predecessor recognized an impairment loss of $4,731,000 related to goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

In connection with the Acquisition, to minimize our exposure to any past business underwritten by KEIC, we entered into the adverse development cover. See the discussion under the heading “Our History” in Part I, Item 1 of this annual report. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The amount on deposit in the trust account was increased to $4.8 million on December 23, 2004 and increased to $5.2 million, including accumulated interest, on December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account. After due evaluation, we complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal. If LMC is placed in receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

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

Our premiums before the Acquisition are generally not comparable to our premiums after the Acquisition because we acquired renewal rights and not the underlying policies as of the date of the Acquisition. Aspects of our business that are comparable with the business of our predecessor include the loss ratio and expense ratio. We believe that our loss ratio is comparable to that of our predecessor because we are insuring accounts with the same type of risk exposure in essentially the same jurisdictions as our predecessor, and we are using the same risk selection rules, underwriting guidelines and pricing models that our predecessor used. We believe that our expense ratio is comparable to that of our predecessor because we acquired the work force and substantially all of the operating assets of our predecessor, and we are following the same business model as our predecessor, which was developed by our current management. Aspects of our business that are not comparable with the business of our predecessor include: premiums earned, investment income, service income and geographic territory. For example, our net premiums earned for the periods immediately following the Acquisition were lower than the net premiums earned for the periods immediately prior to the Acquisition because we did not earn any premium on any of our predecessor’s policies that were in force at September 30, 2003. Our investment income is not comparable to the investment income of our predecessor because our predecessor had a significant portion of investments in cash and cash equivalents for the years presented in the selected financial information table. In contrast, our investment portfolio consists mostly of investment grade fixed income securities, which have higher yields than cash and cash equivalents. Our service income is not comparable to the service income of our predecessor because our predecessor provided only limited claims handling services for certain affiliates of LMC. In contrast, we are providing claims handling as well as policy administration and accounting services for our predecessor. Our geographic territory is not comparable to that of our predecessor because we have expanded into new territories where our predecessor did not have direct operations. For example, in 2005 we opened offices in Chicago, Illinois and Tampa, Florida to facilitate our expansion plans into the Great Lakes and the Southeast Coastal regions and in 2006 we opened an office in Radnor, Pennsylvania to facilitate our expansion into the Northeast region.

Principal Revenue and Expense Items

We derive our revenue from premiums earned, service fee income, net investment income and net realized gains and losses from investments.

Premiums Earned

Gross premiums written include all premiums billed and unbilled by an insurance company during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies. Our policies typically have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2006, one-half of the premiums would be earned in 2006 and the other half would be earned in 2007.

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

We earn our direct premiums written from our maritime, ADR and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington USL&H Plan. We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business to the plan. We do not include premiums from the Washington USL&H Plan in our direct premiums written because it is not indicative of our core business or material to our results of operation.

Net Investment Income and Realized Gains and Losses on Investments

We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, fixed income securities and, to a lesser degree, in equity securities. Our investment income includes interest earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying value.

Claims Service Income

We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the years ended December 31, 2006, 2005, and 2004, approximately 66.8%, 85.5%, and 92.4%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to the Eagle Entities diminish.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Gross Premiums Written.  Gross premiums written were $230.3 million in 2006 compared to $204.7 million in 2005, representing an increase of $25.6 million, or 12.5%, even though we continued to experience rate reductions in California, our largest market, as well as in other states. The average renewal rate change for our state act and maritime markets, excluding California, for the full year of 2006 was -7.3% and -10.1%, respectively. Excluding work we perform as the servicing carrier for the Washington USL&H Plan, the number of customers we serviced at December 31, 2006 increased 39.7% to 654 from 468 at December 31, 2005 and in-force payrolls, one of the factors used in determining premium charges, increased 54.6% from 2005. California continues to be our largest market, accounting for approximately $113.4 million (52.3%) of our direct premiums written in 2006. Illinois became our third largest market, accounting for $19.9 million (9.2%) or our direct premiums written in 2006. This represents an increase of $16.7 million (521.9%) from $3.2 million in direct premiums written in 2005.

On December 21, 2006, we announced the division of our Southern region into two markets, allowing us to devote greater focus and resources to further develop our key states in this region. Our new Southeast region will pursue business in selected southeastern states, including Florida. We opened an office in Atlanta, Georgia in early 2007. The Gulf region, which is based in Houston, Texas, now focuses primarily on Texas and Louisiana. By dividing the southern states in this manner, we have substantially improved the resource level dedicated to these regions and clarified the focus on our target markets in each of the critical states. During the fourth quarter of 2006, we opened an office in Radnor, Pennsylvania, a Philadelphia suburb. This new office contributed approximately $838,000 to our direct premiums written in 2006.

Net Premiums Written.  Net premiums written totaled $214.8 million in 2006 compared to $185.7 million in 2005, representing an increase of $29.1 million, or 15.7%. Net premiums written were affected by premiums ceded under reinsurance agreements. Ceded written premiums in 2006 totaled $15.5 million, or 6.7% of gross premiums written, compared to $19.1 million, or 9.3%, of gross premiums written, in 2005. The decrease in ceded premiums as a percentage of gross premiums written resulted primarily from the renewal of our excess of loss reinsurance program on October 1, 2006 at average rates that are approximately 16.8% lower than rates under the prior reinsurance program. We were able to achieve savings at the lower tiers of our program while increasing our catastrophe coverage from $50.0 million to $75.0 million.

Net Premiums Earned.  Net premiums earned totaled $185.6 million in 2006 compared to $158.9 million in 2005, representing an increase of $26.7 million, or 16.8%. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written. Our direct premiums earned increased $22.9 million or 13.3% to $195.7 million in 2006 from $172.8 million in 2005 due to our premium growth as described above. Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned in 2006 totaled $15.6 million compared to $22.3 million in 2005, representing a decrease of $6.7 million or 30.0%. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Offsetting the increases in net premiums earned is a decrease in the amount of premiums we involuntarily assume on residual market business from the National Council for Compensation Insurance, which operates residual market programs on behalf of many states. Assumed premiums earned decreased $2.9 million from $8.4 million in 2005 to $5.5 million in 2006.

Net Investment Income.  Net investment income was $15.2 million in 2006 compared to $7.8 million in 2005, representing an increase of $7.4 million, or 94.9%. Average invested assets increased $153.2 million (79.1%) from $193.6 million in 2005 to $346.8 million in 2006. Approximately $57.6 million of the increase resulted from the net proceeds of the follow-on offering of our common stock in February 2006. During the first quarter of 2006, yields on fixed income securities were at very high levels compared to 2005 and a significant portion of the net proceeds from the follow-on offering were invested at these higher yields. Another contributing factor to the increase in net investment income is realized positive cash flow from operations of $90.3 million in 2006, which was invested in fixed income securities with higher yields in 2006 compared to 2005. Net investment income as a percentage of average invested assets rose from 4.0% in 2005 to 4.4% in 2006, reflecting the rising interest rate environment.

Service Income.  Service income was $2.1 million in 2006 compared to $2.5 million in 2005, representing a decrease of $0.4 million, or 16.0%. Our service income resulted primarily from service arrangements we have with LMC for claims processing services, policy administration and administrative services we performed for the Eagle Entities’ insurance policies and from claims processing services we perform for other unrelated companies. Average monthly fees declined as the volume of work required for policy administration decreased as a result of the run off of our predecessor’s business. Service income related to our arrangements with LMC decreased $0.7 million (33.3%) to $1.4 million in 2006 from $2.1 million in 2005. Service income related to claims processing services that we perform for other unrelated companies increased approximately $0.3 million in 2006 due to the addition of one new high volume customer in early 2006.

Other Income.  Other income totaled $3.4 million in 2006 compared to $3.3 million in 2005, representing an increase of $0.1 million, or 3.0%. Other income is derived primarily from the operations of PointSure, our non-insurance subsidiary, which expanded its portfolio of insurance products during 2006 to accelerate income growth from sources other than us. The number of insurance companies that PointSure represents increased by 11 to a total of 19 in 2006.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $107.9 million in 2006 compared to $105.8 million in 2005, representing an increase of $2.1 million, or 2.0%. The higher loss and loss adjustment expenses in 2006 are attributable to the increase in premiums earned for the period, offset by a reduction of approximately $20.4 million of previously recorded direct net loss reserves to reflect a continuation of deflation trends in the paid loss data for recent accident years. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI. Approximately $14.6 million of the reserve adjustment related to accident year 2005 and approximately $5.9 million related to accident year 2004. These reductions were offset by modest adverse development of $0.1 million in the 2003 accident year. As a result of these reserve changes, our net loss ratio decreased from 65.1% in 2005 to 57.0% in 2006.

There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at December 31, 2006 that are based upon our current best estimate of ultimate loss costs, taking into consideration the recent lower paid loss claim data, incurred loss trends and the uncertainty regarding the permanence of recent legislative reforms. See the discussion under the heading “Loss Reserves” in Part I, Item 1 of this annual report for a further discussion of our loss reserve process.

As of December 31, 2006, we had recorded a receivable of approximately $2.8 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 2, 2007, we had access to approximately $3.4 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. See the discussion under the heading “Our History” in Part  I, Item 1 of this annual report.

Underwriting Expenses.  Underwriting expenses totaled $42.3 million in 2006 compared to $33.8 million in 2005, representing an increase of $8.5 million, or 25.1%. Our net underwriting expense ratio was 22.7% in 2006 compared to 21.2% in 2005. The increase in the expense ratio is primarily the result of increased staffing costs and other premium production related expenses as we invest in the geographic expansion of our business. In addition, we incurred increased professional consulting and audit fees related to our initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and costs related to restricted stock and the implementation of SFAS No. 123R, Share-Based Payment.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $1.1 million in 2006 compared to $0.9 in 2005, representing an increase of $0.2 million, or 22.2%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, increased steadily throughout 2006 from 8.39% at the beginning of 2006 to 9.37% at the end of the year.

Other Expenses.  Other expenses totaled $6.2 million in 2006 compared to $5.0 million in 2005, representing an increase of $1.2 million, or 24.0%. Other expenses are derived primarily from the operations of PointSure, our non-insurance subsidiary which experienced direct costs associated with the expansion of the insurance products they offer. In October 2006, we incurred a one time charge of $305,000 related to the settlement of a legal matter.

Income Tax Expense.  Our effective tax rate in 2006 was 31.3% compared to 31.6% in 2005. Our effective tax rate for 2006 was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. The effective tax rate decreased in 2006 primarily as a result of a reduction in the proportion of investment income generated from investments in tax-exempt bonds and a related true-up in the amount of taxes due with our 2005 Federal income tax return.

Net Income.  Net income totaled $33.2 million in 2006 compared to $18.3 million in 2005, representing an increase of $14.9 million, or 81.4%. The 2006 increase in net income resulted primarily from the increase in premiums earned and investment income for the period, offset by related increases in loss and loss adjustment expenses, underwriting acquisition and insurance expenses, and other expenses, including interest expense related to the surplus notes and amortization expense related to intangible assets acquired in the Acquisition.

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

Net Premiums Written.  Net premiums written totaled $185.7 million in 2005 compared to $119.6 million in 2004, representing an increase of $66.1 million, or 55.3%. Net premiums written were affected by premiums ceded under reinsurance agreements. Ceded written premiums in 2005 totaled $19.1 million, or 9.3% of gross premiums written, compared to $16.1 million, or 11.9% of gross premiums written, in 2004 primarily due to our reinsurance program that renewed on October 1, 2005 at rates that were 50.2% lower than rates under the prior reinsurance contracts, in part because of changes in our limits and retention. Also, the October 2005 treaties provide for premiums to be ceded on an earned basis, whereas premiums were ceded on both a gross premiums written and gross premiums earned basis under the prior treaties.

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

Net Investment Income.  Net investment income was $7.8 million in 2005 compared to $2.5 million in 2004, representing an increase of $5.3 million, or 212.0%. Average invested assets increased $108.2 million (126.7%) from $85.4 million in 2004 to $193.6 million in 2005. Approximately $80.8 million of the increase resulted from the net proceeds of the initial public offering of our common stock in January 2005. Net investment income as a percentage of average invested assets rose from 2.9% in 2004 to 4.0% in 2005, reflecting the rising interest rate environment.

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

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $0.9 million in 2005 compared to $0.4 million in 2004, representing an increase of $0.5 million, or 125.0%. Because the surplus notes were issued during 2004, our expense in 2004 was not representative of a full year.

Other Expenses.  Other expenses totaled $5.0 million in 2005 compared to $4.5 million in 2004, representing an increase of $0.5 million, or 11.1%. The increase resulted primarily from higher expenses associated with the operations of PointSure, our non-insurance company subsidiary and increases in franchise tax and other professional services.

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

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of December 31, 2006 has an effective duration of 4.8 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2006, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess $1.0 million, up to $75.0 million, subject to various deductibles and exclusions. Our reinsurance program that was effective October 1, 2005 to October 1, 2006, provides us with reinsurance protection for each loss occurrence in excess $500,000, up to $50.0 million, subject to various deductibles and exclusions. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. Given industry and predecessor trends, we believe we are sufficiently capitalized to retain our retained losses.

At December 31, 2006, our portfolio was made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. Prior to March 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In November 2006, our investment policy was revised to allow for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2006, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

SeaBright has minimal revenue and expenses. Currently there are no plans to have our insurance subsidiary or PointSure pay a dividend to SeaBright.

Net cash provided by operating activities in 2006 totaled $90.2 million, an increase of $7.5 million, or 9.1%, from $82.7 million in 2005, which increased $41.7 million from $41.0 million in 2004. These increases are mainly attributable to increases in unpaid loss and loss adjustment expense, amortization of deferred policy acquisition costs and reinsurance recoverables, offset by increases in policy acquisition costs deferred and unearned premiums net of premiums receivable, all as a result of our growth.

We used net cash of $139.6 million for investing activities in 2006 compared to $159.7 million in 2005 and $54.3 million in 2004. The difference between 2006 and 2005 is primarily attributable to a reduction in funds available for investing activities. In 2006, we invested net proceeds totaling approximately $57.6 million resulting from a follow-up public offering of 3,910,000 shares of our common stock described below. In 2005, we invested net proceeds totaling approximately $80.8 million resulting from the sale of 8,625,000 shares of common stock in our initial public offering.

Cash provided by financing activities totaled $57.6 million in 2006, a decrease of $23.2 million from $80.8 million in 2005, which increased $64.2 million from $16.6 million in 2004. As described below, the majority of cash provided by financing activities resulted from the sale of our common stock and, to a much lesser degree, from the exercise of common stock options by our employees. In 2005, we received net proceeds of approximately $80.8 million from the initial public offering of our common stock.

On February 1, 2006, we closed a follow-on public offering of 3,910,000 shares of our common stock, including the underwriters’ over-allotment option to purchase 510,000 shares of our common stock, at a price of $15.75 per share for net proceeds of approximately $57.6 million after deducting underwriters’ fees, commissions and offering costs totaling approximately $4 million. We contributed $50.0 million of the net proceeds to SBIC, which is using the capital to expand its business in core markets and to new territories. The remaining proceeds are being used for general purposes, including supporting the growth of PointSure.

Contractual Obligations and Commitments

The following table identifies our contractual obligations by payment due period as of December 31, 2006:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)

Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	198,356	65,458	85,491	18,249	29,158
Operating lease obligations	3,143	992	1,982	169	—

Total	$213,499	$66,450	$87,473	$18,418	$41,158

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2006 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Loss Reserves” in Part I, Item 1 of this annual report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.

Off-Balance Sheet Arrangements

As of December 31, 2006, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Retrospective Premiums

Retrospective premiums for primary and reinsured risks are included in income as earned on a pro rata basis over the effective period of the respective policies. Earned premiums on retrospectively rated policies are based on our estimate of loss experience as of the measurement date. Unearned premiums are deferred and include that portion of premiums written that is applicable to the unexpired period of the policies in force and estimated adjustments of premiums on policies that have retrospective rating endorsements. Retrospectively rated policies accounted for approximately 25.8% of direct premiums written in 2006 and approximately 31.6% of direct premiums written in 2005.

Earned But Unbilled Premiums

We estimate the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period.

Impairment of Investment Securities

Impairment of investment securities results in a charge to operations when the fair value of a security declines to below our cost and is deemed to be other-than-temporary. We regularly review our fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including but not limited to the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and specific credit issues related to the issuer and current economic conditions, including interest rates. In general, we focus on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. We also analyze the entire portfolio for other factors that might indicate a risk of impairment. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements.

Recent Accounting Pronouncements

In May 2005, Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is addressed by the Statement. We adopted the provisions of SFAS No. 154 as of January 1, 2006, which did not have a material effect on the consolidated financial condition or results of operations.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. If it is determined that a substantial change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. SOP 05-1 is effective for fiscal years beginning after December 15, 2006. We expect that SOP 05-1 will not have a material effect on our consolidated financial condition or result of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. SFAS No. 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We adopted the provisions of SFAS No. 115-1 as of January 1, 2006, which did not have a material effect on the consolidated financial condition or results of operations

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than its first fiscal quarter of 2008. We expect that SFAS No. 157 will not have a material effect on our consolidated financial condition or result of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We adopted the provisions of SAB 108 as of December 31, 2006 which did not have a material effect on the consolidated financial condition or results of operations.

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

Interest Rate Risk

We had fixed-income investments with a fair value of $399.1 million at December 31, 2006 that are subject to interest rate risk compared with $258.0 million at December 31, 2005. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes our interest rate risk as of December 31, 2006 and December 31, 2005. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2006 and December 31, 2005. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and stockholders’ equity.

Interest Rate Risk as of December 31, 2006:

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in		Stockholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Equity
	($ in thousands)

200 basis point increase	$(33,246)	$365,873	(8.3)%
100 basis point increase	(16,349)	382,770	(4.1)%
No change	—	399,119	—
100 basis point decrease	15,802	414,921	4.0%
200 basis point decrease	31,056	430,175	7.8%

Interest Rate Risk as of December 31, 2005:

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SeaBright Insurance Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
March 16, 2007

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost $399,433 in 2006 and $260,015 in 2005)	$399,119	$258,049
Equity securities available-for-sale, at fair value (amortized cost $802 in 2006 and $3,037 in 2005)	813	3,054
Cash and cash equivalents	20,412	12,135
Accrued investment income	4,208	3,059
Premiums receivable, net of allowance	8,877	9,863
Deferred premiums	118,788	88,982
Federal income tax recoverable	1,263	62
Service income receivable	792	472
Reinsurance recoverables	13,675	14,375
Receivable under adverse development cover	2,781	3,352
Prepaid reinsurance	1,917	2,019
Property and equipment, net	1,241	870
Deferred income taxes, net	12,198	9,323
Deferred policy acquisition costs, net	15,433	10,299
Intangible assets, net	1,217	1,464
Goodwill	1,527	1,527
Other assets	10,014	8,370

Total assets	$614,275	$427,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$198,356	$142,211
Unearned premiums	114,312	86,863
Reinsurance funds withheld and balances payable	309	333
Premiums payable	3,047	3,101
Accrued expenses and other liabilities	37,125	27,089
Surplus notes	12,000	12,000

Total liabilities	365,149	271,597

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding — 20,553,400 shares at December 31, 2006 and 16,411,143 shares at December 31, 2005	205	164
Paid-in capital	190,593	131,485
Accumulated other comprehensive loss	(197)	(1,267)
Retained earnings	58,525	25,296

Total stockholders’ equity	249,126	155,678

Total liabilities and stockholders’ equity	$614,275	$427,275

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except earnings per share information)
Revenue:
Premiums earned	$185,591	$158,850	$77,960
Claims service income	2,026	2,322	2,916
Other service income	104	175	794
Net investment income	15,245	7,832	2,468
Net realized gain (loss)	(410)	(226)	38
Other income	3,371	3,297	2,493

	205,927	172,250	86,669

Losses and expenses:
Loss and loss adjustment expenses	107,884	105,783	53,660
Underwriting, acquisition and insurance expenses	42,306	33,839	17,854
Interest expense	1,101	888	415
Other expenses	6,248	4,997	4,514

	157,539	145,507	76,443

Income before taxes	48,388	26,743	10,226

Income tax expense (benefit):
Current	18,609	13,203	5,850
Deferred	(3,450)	(4,752)	(2,830)

	15,159	8,451	3,020

Net income	$33,229	$18,292	$7,206

Basic earnings per share	$1.66	$1.18	$—
Diluted earnings per share	$1.63	$1.13	$0.98
Weighted average basic shares outstanding	19,986,244	15,509,547	—
Weighted average diluted shares outstanding	20,403,089	16,195,855	7,387,276

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
						Other	Retained
	Outstanding Shares					Comprehensive	Earnings	Total
	Preferred	Common	Preferred	Common	Paid-in	Income	(Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Capital	(Loss)	Deficit)	Equity
	($ in thousands)
Balance at December 31, 2003	456,750	—	$5	$—	$45,670	$132	$(202)	$45,605
Comprehensive income:
Net income	—	—	—	—	—	—	7,206	7,206
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $12	—	—	—	—	—	21	—	21
Increase in unrealized gain on investment securities available-for-sale, net of tax of $205	—	—	—	—	—	377	—	377

Comprehensive income	—	—	—	—	—	—	—	7,604
Sale of preferred stock	51,615	—	—	—	5,161	—	—	5,161

Balance at December 31, 2004	508,365	—	5	—	50,831	530	7,004	58,370
Comprehensive income:
Net income	—	—	—	—	—	—	18,292	18,292
Other comprehensive income (loss):
Reclassification adjustment for realized losses recorded into income, net of tax of $79	—	—	—	—	—	147	—	147
Increase in unrealized loss on investment securities available-for-sale, net of tax benefit of $1,047	—	—	—	—	—	(1,944)	—	(1,944)

Comprehensive income	—	—	—	—	—	—	—	16,495
Preferred stock conversion	(508,365)	7,777,808	(5)	78	(73)	—	—	—
Initial public offering	—	8,625,000	—	86	80,688	—	—	80,774
Restricted stock grants	—	6,000	—	—	18	—	—	18
Exercise of stock options, including tax benefit of $6	—	2,335	—	—	21	—	—	21

Balance at December 31, 2005	—	16,411,143	—	164	131,485	(1,267)	25,296	155,678
Comprehensive income:
Net income	—	—	—	—	—	—	33,229	33,229
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $144	—	—	—	—	—	266	—	266
Decrease in unrealized loss on investment securities available-for-sale, net of tax of $432	—	—	—	—	—	804	—	804

Comprehensive income	—	—	—	—	—	—	—	34,299
Follow on public offering	—	3,910,000	—	39	57,516	—	—	57,555
Stock based compensation	—	—	—	—	1,554	—	—	1,554
Restricted stock grants	—	227,875	—	2	—	—	—	2
Exercise of stock options, including tax benefit of $6	—	4,382	—	—	38	—	—	38

Balance at December 31, 2006	—	20,553,400	$—	$205	$190,593	$(197)	$58,525	$249,126

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$33,229	$18,292	$7,206
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	26,497	19,686	9,985
Policy acquisition costs deferred	(31,631)	(22,397)	(15,637)
Provision for depreciation and amortization	2,763	2,632	1,602
Grant of restricted shares of common stock	1,057	18	—
Compensation cost on stock options	497	—	—
Net realized (gain) loss on investments	410	226	(33)
Gain on sale of fixed assets	—	—	(5)
Benefit for deferred income taxes	(3,450)	(4,752)	(2,830)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	56,145	73,983	38,495
Other assets and other liabilities	6,008	10,804	8,284
Reinsurance recoverables, net of reinsurance withheld	1,857	(2,250)	(5,987)
Income taxes payable (recoverable)	(596)	335	(558)
Accrued investment income	(1,149)	(1,963)	(610)
Unearned premiums, net of deferred premiums and premiums receivable	(1,374)	(11,882)	1,116

Net cash provided by operating activities	90,263	82,732	41,028

Cash flows from investing activities, net of effects of acquisition:
Purchases of investments	(342,749)	(352,980)	(78,096)
Sales of investments	155,011	173,881	20,206
Maturities and redemptions of investments	48,963	20,115	3,877
Purchases of property and equipment	(805)	(687)	(314)

Net cash used in investing activities	(139,580)	(159,671)	(54,327)

Cash flows from financing activities:
Net proceeds from initial public offering of common stock	—	80,774	—
Net proceeds from follow on public offering of common stock	57,556	—	—
Proceeds from exercise of stock options	32	15	—
Deferred tax benefit from disqualifying dispositions	6	6	—
Proceeds from issuance of surplus notes, net of debt issuance costs	—	—	11,409
Proceeds from issuance of preferred stock	—	—	5,161

Net cash provided by financing activities	57,594	80,795	16,570

Net increase in cash and cash equivalents	8,277	3,856	3,271
Cash and cash equivalents at beginning of period	12,135	8,279	5,008

Cash and cash equivalents at end of period	$20,412	$12,135	$8,279

Supplemental disclosure of cash flow activities:
Federal income taxes paid	$19,050	$12,935	$6,336
Interest paid on surplus notes	1,088	863	335
Accrued expenses for purchases of investments	1,633	971	—
Purchase price adjustment	—	—	771

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

At the time of the Acquisition, KEIC was licensed to write workers’ compensation insurance in 45 states and the District of Columbia. Domiciled in the State of Illinois and commercially domiciled in the State of California, it wrote both state act workers’ compensation insurance and United States Longshore and Harborworkers’ Compensation insurance (“USL&H”). Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. As further discussed in Note 8.a., in connection with the Acquisition, KEIC and LMC entered into an agreement whereby LMC agreed to indemnify KEIC in the event of adverse development of the reserves stated on KEIC’s balance sheet at the Acquisition date, for a period of approximately eight years. In addition, KEIC agreed to share with LMC any positive development of those reserves. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.

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

PointSure is engaged primarily in administrative and brokerage activities. Eagle consists of Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc., both writers of state act workers’ compensation insurance and USL&H that are in run-off as of December 31, 2006.

2.	Summary of Significant Accounting Policies

a.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, PointSure and SBIC, (collectively, the “Company”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include amounts based on the best estimates and judgments of management. Such estimates and judgments could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Currently, the Company has one operating segment, workers’ compensation insurance and related services.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.  Investment Securities

Investment securities are classified as available-for-sale and carried at fair value, adjusted for other-than-temporary declines in fair value, with changes in unrealized gains and losses recorded in other comprehensive loss, net of applicable income taxes. The estimated fair value of investments in available-for-sale securities is generally based on quoted market prices for securities traded in the public marketplace.

The Company regularly reviews its fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. The Company also analyzes the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

c.  Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of amounts deposited in banks and financial institutions, and all highly liquid investments with maturities of 90 days or less when purchased, are stated at cost. Cash in excess of daily requirements is invested in money market funds and repurchase agreements with maturities of 90 days or less. Such investments are deemed to be cash equivalents for purposes of the consolidated balance sheets and statements of cash flows. The Company had $19.2 million and $11.0 million of cash equivalents at December 31, 2006 and 2005, respectively.

d.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company has used significant estimates in determining fair value and impairment of investment securities, unpaid loss and loss adjustment expenses, goodwill and other intangibles, earned premiums on retrospectively rated policies, earned but unbilled premiums, deferred acquisition costs, federal income taxes and certain amounts related to reinsurance.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.  Premiums Receivable

Premiums receivable are recorded at the invoiced amount as they are earned over the life of the contract in proportion to the amount of insurance protection provided. The allowance for doubtful accounts is the Company’s best estimate of the amount of uncollectible premium in the Company’s existing premiums receivable balance. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

f.  Deferred Policy Acquisition Costs

Acquisition costs related to premiums written are deferred and amortized over the periods in which the premiums are earned. Such acquisition costs vary with and are primarily related to the acquisition of insurance contracts and include commissions, premium taxes, and certain underwriting and policy issuance costs. Deferred policy acquisition costs are limited to amounts recoverable from unearned premiums and anticipated investment income.

g.  Property and Equipment

Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over ranging from approximately two to seven years, which is the shorter of their estimated useful lives or the remaining term of the respective lease. Depreciation expense totaled $435,000, $310,000 and $166,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

i.  Revenue Recognition

Premiums for primary and reinsured risks are included in revenue over the life of the contract in proportion to the amount of insurance protection provided (i.e., ratably over the policy period). The portion of the premium that is applicable to the unexpired period of a policy in-force is not included in revenue but is deferred and recorded as unearned premium in the liability section of the balance sheet. Deferred premiums represent the unbilled portion of annual premiums.

Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported using actuarial loss development factors and is consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the years ended December 31, 2006 and 2005, approximately 25.8% and 31.6%, respectively, of direct premiums written related to retrospectively rated policies.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period. Included in deferred premiums at December 31, 2006 and 2005 and premiums earned for the years then ended are accruals for earned but unbilled premiums of $1.5 million and $2.2 million, respectively.

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

We use consulting actuaries to assist in the evaluation of the reasonableness of our liability for unpaid loss and loss adjustment expense. In light of the Company’s short operating history, and uncertainties concerning the effects of legislative reform specifically as it relates to the Company’s California workers compensation class of business, actuarial techniques are applied that use the historical experience of the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

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

k.  Reinsurance

The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with nonaffiliated reinsurers. Reinsurance premiums, commissions, expense reimbursements and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodologies for estimating unpaid loss and loss adjustment expense liabilities, including incurred loss and

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid loss development methods. Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with SFAS No. 141, Business Combinations, with a corresponding amount receivable from the seller. Amounts are shown net in the statement of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

Balances due from reinsurers on unpaid loss and loss adjustment expenses, including an estimate of such recoverables related to reserves for IBNR losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid loss and loss adjustment expenses are not recoverable from the reinsurer until such losses are paid. The Company monitors the financial condition of its reinsurers and does not believe that it is currently exposed to any material credit risk through our reinsurance agreements because most of its reinsurance is recoverable from large, well-capitalized reinsurance companies. Historically, no amounts from reinsurers have been written-off as uncollectible.

l.  Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse, net of any applicable valuation allowances. We evaluate the necessity of a deferred tax asset valuation allowance by determining, based on the weight of available evidence, whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. When necessary, a valuation allowance is recorded to reduce the deferred tax asset to the amount that is more likely than not to be realized.

m.  Earnings Per Share

The following table provides the reconciliation of weighted average common share equivalents outstanding used in calculating earnings per share for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004

Weighted average basic shares outstanding	19,986,244	15,509,547	—
Weighted average shares issuable upon conversion of preferred stock	—	426,181	7,387,276
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested stock	416,845	260,127	—

Weighted average diluted shares outstanding	20,403,089	16,195,855	7,387,276

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

Under the modified-prospective transition method, stock-based compensation cost is recognized in the consolidated financial statements for granted, modified, or settled share-based payments. Compensation cost recognized includes the estimated cost for stock options granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion of awards granted prior to January 1, 2006 vesting in the current period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is shown in the following table. No compensation cost was capitalized during year ended December 31, 2006.

Year Ended
December 31,
2006
(In thousands)

Stock option compensation expense related to:
Stock options	$497
Nonvested stock	1,057

Total	$1,554

Total related tax benefit	$445

The following table shows the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 as if compensation cost had been recognized based upon the estimated grant date fair value of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and as if such cost had been determined in accordance with SFAS No. 123R:

	December 31,
	2005	2004
	(In thousands, except amounts
	income per share)

Information as previously reported:
Net income	$18,292	$7,206
Less SFAS No. 123 compensation costs, net of taxes	(243)	(80)

Pro forma net income	$18,049	$7,126

Earnings per common share:
Basic — as reported	$1.18	$—
Basic — pro forma	$1.16	$—
Diluted — as reported	$1.13	$0.98
Diluted — pro forma	$1.11	$0.97

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004
	(In thousands, except amounts
	income per share)

Information calculated as if the fair value method had been applied to all awards:
Net income	$18,292	$7,206
Less SFAS No. 123R compensation costs, net of taxes	(227)	(76)

Pro forma net income	$18,065	$7,130

Earnings per common share:
Basic — as reported	$1.18	$—
Basic — pro forma	$1.16	$—
Diluted — as reported	$1.13	$0.98
Diluted — pro forma	$1.12	$0.97

Disclosures for the year ended December 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements. The compensation cost included in pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards may be made each year.

The following table presents the impact of our adoption of SFAS No. 123R on selected line items from our consolidated financial statements for the year ended December 31, 2006:

	Year Ended December 31, 2006
	As Reported	If Reported
	Following	Following
	SFAS 123R	APB 25
	(In thousands, except
	per share data)
Condensed consolidated statement of operations:
Income before taxes	$48,388	$48,885
Net income	33,229	33,652
Earnings per share:
Basic	$1.66	$1.68
Diluted	$1.63	$1.65
Condensed consolidated statement of cash flows:
Net cash provided by operations	$90,263	$90,263
Net cash provided by financing activities	57,594	57,594

o.  Recent Accounting Statements

In May 2005, Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is addressed by the Statement. The Company adopted the provisions of SFAS No. 154 as of January 1, 2006, which did not have a material effect on the consolidated financial condition or results of operations.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. If it is determined that a substantial change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. SOP 05-1 is effective for fiscal years beginning after December 15, 2006. The Company expects that SOP 05-1 will not have a material effect on its consolidated financial condition or result of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. SFAS No. 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company adopted the provisions of SFAS No. 115-1 as of January 1, 2006, which did not have a material effect on the consolidated financial condition or results of operations

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company expects that FIN 48 will not have a material effect on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than its first fiscal quarter of 2008. The Company expects that SFAS No. 157 will not have a material effect on its consolidated financial condition or result of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company adopted the provisions of SAB 108 as of December 31, 2006 which did not have a material impact on the consolidated financial condition or result of operations.

p.  Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to classifications used in the current year.

3.	Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at December 31, 2006 and 2005 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

2006:
Fixed income securities:
U.S. Treasury securities	$13,545	$—	$(214)	$13,331
Government sponsored agency securities	26,880	7	(243)	26,644
Corporate securities	35,113	37	(621)	34,529
Tax-exempt municipal securities	203,584	1,643	(690)	204,537
Mortgage pass-through securities	74,055	353	(442)	73,966
Collateralized mortgage obligations	2,650	2	(34)	2,618
Asset-backed securities	43,606	49	(161)	43,494

Total fixed income securities	399,433	2,091	(2,405)	399,119
Equity securities	802	11	—	813

Total investment securities available-for-sale	$400,235	$2,102	$(2,405)	$399,932

2005:
U.S. Treasury securities	$16,410	$44	$(224)	$16,230
Government sponsored agency securities	11,239	12	(211)	11,040
Corporate securities	29,299	3	(585)	28,717
Tax-exempt municipal securities	154,057	486	(926)	153,617
Mortgage pass-through securities	36,031	19	(467)	35,583
Collateralized mortgage obligations	3,627	—	(47)	3,580
Asset-backed securities	9,352	5	(75)	9,282

Total fixed income securities	260,015	569	(2,535)	258,049
Equity securities	3,037	17	—	3,054

Total investment securities available-for-sale	$263,052	$586	$(2,535)	$261,103

Equity securities at December 31, 2006 consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. Equity securities at December 31, 2005 consist of investments in a high-yield municipal bond mutual fund. The Company had

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no direct investments in equity securities at December 31, 2006 or 2005. At December 31, 2006 and 2005, the unrealized loss on temporarily impaired investments totaled $2.4 million and $2.5 million, respectively, for investment securities available-for-sale with a fair value of $209.4 million and $188.0 million, respectively. Approximately $1.9 million at December 31, 2006 and $0.5 million at December 31, 2005 of total unrealized losses were from securities that had been impaired for more than one year. At December 31, 2006 and 2005, no unrealized loss exceeded 20% of the related security’s book value at that date. The following table presents information about fixed maturity securities with unrealized losses December 31, 2006 and 2005:

		Aggregate	Fair Value
	Aggregate	Unrealized	as % of
Fixed Maturity Securities with Unrealized Losses	Fair Value	Loss	Cost Basis
	($ in thousands)

Greater than or equal to $50,000 at December 31, 2006 and for:
One year or longer (2 issues)	$6,254	$(194)	97.0%
Less than $50,000 at December 31, 2006 and for:
Less than one year (86 issues)	102,414	(467)	99.5%
One year or longer (154 issues)	100,762	(1,744)	98.3%

Total	$209,430	$(2,405)	98.9%

Greater than or equal to $50,000 at December 31, 2005 and for:
One year or longer (4 issues)	$14,157	$(288)	98.0%
Less than $50,000 at December 31, 2005 and for:
Less than one year (215 issues)	166,141	(2,057)	98.8%
One year or longer (13 issues)	7,671	(190)	97.6%

Total	$187,969	$(2,535)	98.7%

The Company regularly reviews its fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. At December 31, 2006 and 2005, the Company evaluated investment securities with fair values less than amortized cost and has determined that the decline in value is temporary and is related primarily to the change in market interest rates since purchase. Furthermore, the Company has the ability to hold the impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. Therefore, no other-than-temporary impairment losses were recorded in the years ended December 31, 2006, 2005 and 2004.

The amortized cost and estimated fair value of fixed income securities available-for-sale at December 31, 2006, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cost or	Estimated
Maturity	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$20,800	$20,754
Due after one year through five years	76,895	76,006
Due after five years through ten years	149,265	149,796
Due after ten years	32,163	32,486
Securities not due at a single maturity date	120,310	120,077

Total fixed income securities available-for-sale	$399,433	$399,119

The consolidated amortized cost of fixed income securities available-for-sale deposited with various regulatory authorities was $118.8 million and $53.4 million at December 31, 2006 and 2005, respectively.

Major categories of consolidated net investment income are summarized as follows for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Fixed income securities available-for-sale	$14,525	$7,700	$2,609
Equity securities available-for-sale	58	37	—
Cash and short-term investments	1,328	622	111

Total gross investment income	15,911	8,359	2,720
Less investment expenses	(666)	(527)	(252)

Net investment income	$15,245	$7,832	$2,468

Proceeds from the sales of fixed income and equity securities, related realized gains and losses and changes in unrealized gains (losses) were as follows:

				Change in
		Realized	Realized	Unrealized
	Proceeds	Gains	Losses	Gains (Losses)
	(In thousands)

Year Ended December 31, 2006:
Fixed income securities	$200,863	$182	$(614)	$1,652
Equity securities	3,111	22	—	(6)
Year Ended December 31, 2005:
Fixed income securities	$193,996	$476	$(702)	$(2,782)
Equity securities	—	—	—	17
Year Ended December 31, 2004:
Fixed income securities	$24,083	$99	$(66)	$615

4.	Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments in the accompanying consolidated financial statements and notes:

•	Cash and cash equivalents, premiums receivable, accrued expenses, other liabilities and surplus notes: The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.

•	Investment securities: The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note 3.

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

5.	Premiums

Direct premiums written totaled $221.8 million, $195.5 million, and $134.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Premiums receivable consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Premiums receivable	$9,986	$10,750
Allowance for doubtful accounts	(1,109)	(887)

	$8,877	$9,863

The activity in the allowance for doubtful accounts for the years ended December 31, 2006, 2005, and 2004 is as follows (in thousands):

Balance at December 31, 2003	$(22)
Additions charged to bad debt expense	(764)
Write offs charged against allowance	115

Balance at December 31, 2004	(671)
Additions charged to bad debt expense	(267)
Write offs charged against allowance	51

Balance at December 31, 2005	(887)
Additions charged to bad debt expense	(257)
Write offs charged against allowance	35

Balance at December 31, 2006	$(1,109)

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consisted of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Computer equipment and software	$1,235	$758
Furniture and equipment	684	444
Leasehold improvements	251	163

	2,170	1,365
Less accumulated depreciation and amortization	(929)	(495)

Property and equipment, net	$1,241	$870

7.	Deferred Policy Acquisition costs

The following reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Beginning balance	$10,299	$7,588	$1,936
Policy acquisition costs deferred	31,631	22,397	15,637
Amortization of deferred policy acquisition costs	(26,497)	(19,686)	(9,985)

Ending balance	$15,433	$10,299	$7,588

8.	Reinsurance

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 1, 2006, the Company entered into new reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $1.0 million of each loss occurrence. The new reinsurance program, which is effective through October 1, 2007, provides coverage up to $75.0 million per loss occurrence as follows:

Layer	General Description

$1.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $8.0 million
$3.0 million excess of $2.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million
$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million
$10.0 million excess of $10.0 million each loss occurrence	Fully reinsured, subject to a limit of $7.5 million maximum any one loss and an aggregate limit of $20.0 million
$55.0 million excess of $20.0 million each loss occurrence	Fully reinsured in two sub-layers. The first sub-layer affords coverage of up to $30.0 million for each loss occurrence in excess of $20.0 million, subject to an aggregate annual limit of $60.0 million, and the second sub-layer affords coverage up to $25.0 million for each loss occurrence in excess of $50.0 million, subject to an annual aggregate limit of $50.0 million. Both sub-layers are subject to a limit of $5.0 million maximum any one loss.

All of the reinsurance policies described in this Note 8 are subject to various additional limitations and exclusions as more fully described in the reinsurance agreements.

Effective from October 1, 2005 through October 1, 2006, the Company entered into reinsurance agreements wherein it retains the first $500,000 of each loss occurrence. Losses in excess of $500,000 up to $50.0 million are reinsured with nonaffiliated reinsurers as follows:

Layer	General Description

$500,000 excess of $500,000 each loss occurrence	Reinsured 50%, subject to an annual aggregate deductible of $1.5 million and an aggregate limit of $10.0 million
$4.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate deductible of $2.0 million and an aggregate limit of $16.0 million
$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $15.0 million
$40.0 million excess of $10.0 million each loss occurrence	Fully reinsured in two sub-layers. The first sub-layer affords coverage of up to $10.0 million for each loss occurrence in excess of $10.0 million, subject to an aggregate limit of $20.0 million. The second sub-layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million, subject to an aggregate limit of $60.0 million.

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

As part of the purchase of SBIC, SIH, and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $2.8 million at December 31, 2006 and $3.4 million at December 31, 2005. The decrease in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying consolidated statements of operations.

As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $5.2 million at December 31, 2006 and $4.9 million at December 31, 2005. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account. The balance of the Trust totaled approximately $3.4 million immediately following the withdrawal.

b.  Reinsurance Assumed

The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance, which operates residual market programs on behalf of some states. The states in which we assumed residual market business in 2006 and 2005 include the following: Alabama, Alaska, Arizona, Arkansas, Georgia, Illinois, Nevada, New Jersey, New Mexico, Oregon, South Carolina and Virginia.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.  Reinsurance Recoverables and Income Statement Effects

Balances affected by reinsurance transactions are reported gross of reinsurance in the balance sheets. Reinsurance recoverables comprise the following amounts at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Reinsurance recoverables on unpaid loss and loss adjustment expenses	$13,504	$13,745
Reinsurance recoverables on paid losses	171	630

Total reinsurance recoverables	$13,675	$14,375

The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to losses from reinsurer insolvencies. In the event a reinsurer is unable to meet its obligations, the Company would be liable for the losses under the agreement.

The Company recorded no write-offs of uncollectible reinsurance recoverables in the years ended December 31, 2006, 2005, and 2004.

The effects of reinsurance are as follows for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Reinsurance assumed:
Written premiums	$8,440	$9,209	$1,162
Earned premiums	5,480	8,360	999
Losses and loss adjustment expenses incurred	3,092	5,936	851
Reinsurance ceded:
Written premiums	$15,490	$19,082	$16,067
Earned premiums	15,592	22,317	13,153
Losses and loss adjustment expenses incurred	1,571	3,599	2,972

The Company did not commute any reinsurance agreements in the years ended December 31, 2006, 2005 and 2004.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Beginning balance:
Unpaid loss and loss adjustment expense	$142,211	$68,228	$29,733
Reinsurance recoverables	(13,745)	(12,582)	(11,238)

Net balance, beginning of year	128,466	55,646	18,495

Incurred related to:
Current year	130,124	108,424	53,594
Prior years	(22,811)	(2,142)	451
Receivable under adverse development cover	571	(499)	(385)

Total incurred	107,884	105,783	53,660

Paid related to:
Current year	(23,196)	(18,698)	(11,401)
Prior years	(27,731)	(14,764)	(5,493)

Total paid	(50,927)	(33,462)	(16,894)
Receivable under adverse development cover	(571)	499	385

Net balance, end of year	184,852	128,466	55,646
Reinsurance recoverables	13,504	13,745	12,582

Unpaid loss and loss adjustment expense	$198,356	$142,211	$68,228

As a result of changes in estimates of insured events in prior periods, the unpaid loss and loss adjustment expenses decreased by approximately $16.0 million in 2006 due to positive development on previously reported claims in accident year 2005 and $6.3 million due to positive development on previously reported claims in accident year 2004. For accident years 2003 and prior, unpaid loss and loss adjustment expenses decreased $486,000 due to positive development on previously reported claims. According to the terms of the adverse development cover, the Company is obligated to reimburse LMC for $571,000 of the prior period positive development. In connection with the Acquisition, KEIC and LMC entered into an agreement to indemnify each other with respect to developments in KEIC’s unpaid loss and loss adjustment expenses over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.

Approximately $3.6 million of the $2.1 million reduction in 2005 related to positive development on previously reported claims in accident year 2004. This adjustment was offset by an increase of approximately $1.5 million in reserves for reported claims in accident year 2003 and prior. Of that amount, the Company was entitled to recover from LMC, according to the terms of the adverse development cover, approximately $499,000 of adverse development of KEIC losses. Approximately $385,000 of the $451,000 adverse development in 2004 related to KEIC claims, which the Company was entitled to recover from LMC according to the terms of the adverse development cover. The remaining amount of $66,000 related to adverse development of the Company’s reserves for reported claims in accident year 2003.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, the Company reduced unpaid loss and loss adjustment expense by $3.3 million and $2.1 million, respectively, for anticipated salvage and subrogation recoveries.

10.	Surplus Notes

On May 26, 2004, SBIC issued in a private placement $12.0 million in subordinated floating rate Surplus Notes due in 2034. The transaction was underwritten by Morgan Stanley & Company and Cochran & Caronia Securities, LLC. The note holder is ICONS, Ltd. and Wilmington Trust Company acts as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which the Company may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. To date, there has been no Excess Interest. The interest rate at December 31, 2006 was 9.37%. Interest and principal may only be paid upon the prior approval of the Illinois Division of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Division of Insurance approval, the Company cannot pay dividends on its capital stock, is limited in its ability to redeem, purchase or acquire any of its capital stock and cannot make payments of interest or principal on any debt issued by the Company which ranks equal with or junior to the Surplus Notes. If an event of default occurs and is continuing, the principal and accrued interest can become immediately due and payable. Interest expense for the years ended December 31, 2006, 2005, and 2004 was $1.1 million, $888,000, and $415,000, respectively.

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

Issuance costs of $591,000 incurred in connection with the Surplus Notes are being amortized over the life of the notes using the effective interest method. Amortization expense for the years ended December 31, 2006, 2005, and 2004 was $54,000, $44,000 and $20,000, respectively.

11.	Income Taxes

The operations of SIH and its subsidiaries are included in a consolidated federal income tax return.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the difference between the “expected” income tax computed by applying the federal statutory income tax rate to income before income taxes and the total income taxes reflected on the books for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Expected income tax expense at statutory rates	$16,936	$9,360	$3,579
State income tax expense	296	—	—
Tax exempt bond interest income	(2,201)	(1,172)	(508)
True up of prior year tax return	(5)	220	—
Other	133	43	(51)

Total income tax expense	$15,159	$8,451	$3,020

Deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for federal income tax reporting purposes. The significant components of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Unpaid loss and loss adjustment expenses	$8,376	$6,175
Unearned premium	7,610	5,743
Unrealized net loss on investment securities	106	682
Bad debt reserves	388	311
Restricted stock grants	376	6
Amortizable assets	299	308
Accrued vacation and bonus	364	158
Guaranty fund payable	222	111
Net capital loss carryover	202	—
Other	320	144

Total gross deferred tax assets	18,263	13,638

Deferred tax liabilities:
Fixed assets	(19)	(101)
Prepaid expenses	(215)	(173)
State insurance licenses	(420)	(420)
Deferred acquisition costs	(5,401)	(3,605)
Other	(10)	(16)

Total deferred tax liabilities	(6,065)	(4,315)

Net deferred tax asset	$12,198	$9,323

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

As of December 31, 2006, the Company has capital loss carryforwards of approximately $577,000. Approximately $146,000 expires in 2010 and $431,000 expires in 2011.

12.	Statutory Net Income and Stockholders’ Equity

SBIC is required to file annually with state regulatory insurance authorities financial statements prepared on an accounting basis as prescribed or permitted by such authorities (statutory basis accounting or “SAP”). Statutory net income and capital and surplus (stockholders’ equity) differ from amounts reported in accordance with GAAP, primarily because of the following accounting treatments prescribed by SAP: policy acquisition costs are expensed when incurred; certain assets designated as “nonadmitted” for statutory purposes are charged to surplus; fixed-income securities are reported primarily at amortized cost or fair value based on their rating by the National Association of Insurance Commissioners (“NAIC”); policyholders’ dividends are expensed as declared rather than accrued as incurred; deferred income taxes are charged or credited directly to unassigned surplus; and any change in the admitted net deferred tax asset is offset to equity. Following is a summary of SBIC’s statutory net gain (loss) for the years ended December 31, 2006, 2005, and 2004 and statutory capital and surplus as of December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
	(In thousands)

Statutory net gain (loss)	$26,967	$12,494	$(1,735)
Statutory capital and surplus	222,310	144,732	54,499

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Illinois without prior approval of regulatory authorities is restricted if such dividend, together with other distributions during the 12 preceding months, would exceed the greater of 10% of the insurer’s statutory surplus as of the preceding December 31 or the statutorily adjusted net income for the preceding calendar year. If the limitation is exceeded, then such proposed dividend must be reported to the Director of Insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized gains. At December 31, 2006, SBIC had statutory earned surplus of $40.5 million. Consequently, SBIC would be able to pay up to $14.5 million of stockholder dividends in 2007 without the prior approval of the regulators.

KEIC was last examined by the Illinois Division of Insurance as of December 31, 2000. In September 2006, SBIC was notified by the Illinois Division of Insurance that a routine comprehensive examination of its 2005 statutory annual statement had been scheduled. Field work began in October 2006 and was still in process at December 31, 2006.

The State of Illinois imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within certain levels, each of which requires specified corrective action. SBIC exceeded the minimum risk-based capital requirements at December 31, 2006 and 2005.

13.	Commitments

The Company leases certain office space for its headquarters and regional offices under agreements that are accounted for as operating leases. Lease expense totaled $950,000, $1.1 million and $571,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Total rent, including the effect of rent increases and concessions, is expensed on a straight-line basis over the respective lease terms.

Future minimum payments required under the agreements are as follows:

Operating
Leases
(In thousands)

2007	$992
2008	999
2009	785
2010	198
2011	141
Thereafter	28

$3,143

14.	Retirement Plan

The Company maintains a defined contribution 401(k) retirement savings plan covering substantially all of its employees. In 2006, the Company matched 100% of the first five percent of eligible compensation contributed to the plan on a pre-tax basis. In 2005 and 2004, the Company matched 100% of the first three percent and 50% of the next two percent of such compensation. For the years ended December 31, 2006, 2005, and 2004, the Company made additional contributions equal to one percent of compensation for all persons who were employed at the end of the year. Additionally, the Company made discretionary year-end contributions of one percent for 2005 and 2 percent for 2004 to the accounts of all persons who were employed at the end of year. Employees are 100% vested in all matching contributions when they are made. Contribution expense for the years ended December 31, 2006, 2005, and 2004 was $640,000, $571,000 and $316,000, respectively.

15.	Contingencies

a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has accrued a liability for guaranty fund and other assessments of $3.2 million at December 31, 2006 and has recorded a related asset for premium tax offset and policy surcharges of $3.5 million at that date. This amount represents management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid. Policy surcharges are generally collected in the year following assessment and premium tax offsets are generally recognized over a period of up to five years following the year of assessment.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b. As previously reported, in June 2004, the Company was notified of a claim for damages brought by an individual against PointSure. In April 2005, a complaint against PointSure in connection with this matter was filed in the Superior Court of Washington for King County. The complaint alleged breach and unjust enrichment related to the termination of an alleged contract between PointSure and the plaintiff and sought a judgment awarding damages to the plaintiff in an amount to be proven at trial, plus attorneys’ fees and costs. In July 2006, the court granted plaintiff’s motion to file an amended complaint adding SIH and SBIC to the complaint. In October 2006, the parties agreed to settle the case. A one-time pre-tax charge of $305,000 related to the settlement of this case was included in operations for the year ended December 31, 2006.

c. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

16.	Retrospectively Rated Contracts

On October 1, 2003, the Company began selling workers’ compensation insurance policies for which the premiums vary based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment. Accrued retrospectively rated premiums are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums and return retrospective premiums are recorded as additions to and reductions from written premium, respectively. Approximately 25.8%, 31.6% and 35.8% of the Company’s direct premiums written for the years ended December 31, 2006, 2005 and 2004, respectively, related to retrospectively rated contracts. The Company accrued $9.6 million for retrospective premiums receivable and $12.7 million for return retrospective premiums at December 31, 2006 and $4.2 million for retrospective premiums receivable and $6.3 million for return retrospective premiums at December 31, 2005.

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Intangible Assets

Intangible assets, other than goodwill, consist of the following at December 31, 2006 and 2005 (dollar amounts in thousands):

		Gross	Accumulated Amortization
	Amortization	Carrying	at December 31,
	Period (years)	Amount	2006	2005

Intangible assets:
State insurance licenses	—	$1,200	$—	$—
Renewal rights	2	783	783	783
Internally developed software	3	944	944	708
Trademark	5	50	33	22
Customer relations	2	30	30	30

		$3,007	$1,790	$1,543

The weighted average amortization period for all intangible assets subject to amortization is 2.6 years. Aggregate amortization expense was $246,000, $629,000 and $731,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Estimated remaining amortization expense is $10,000 in 2007 and $7,500 in 2008.

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

On February 1, 2006, the Company closed a follow-on public offering of 3,910,000 shares of common stock, including the underwriters’ over-allotment option to purchase 510,000 shares of common stock, at a

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $15.75 per share for net proceeds of approximately $57.6 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $4.0 million. The Company contributed $50.0 million of the net proceeds to SBIC, which is using the capital to expand its business in its core markets and to new territories. The remaining proceeds are being used for general corporate purposes, including supporting the growth of PointSure. The use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus that was included in the related Registration Statement on Form S-1. Except for the contribution of proceeds to SBIC, no proceeds or expenses were paid to the Company’s directors, officers, ten percent shareholders or affiliates.

20.	Share-Based Payment Arrangements

At December 31, 2006, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004.

The Board of Directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Board of Directors. At December 31, 2006, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 487,683 shares had been granted, and 1,375,978 shares for issuance under the 2005 Plan, of which 671,063 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

The 2005 Plan provides for the grant of incentive or non-qualified stock options, restricted stock, restricted stock units, deferred stock units, performance awards, or any combination of the foregoing. The Board of Directors has the authority to determine all matters relating to awards granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and the vesting period, if any. Options to purchase the Company’s common stock are granted at prices at or above the fair value of the common stock on the date of grant, generally vest 25% per year on each of the first four anniversaries of the vesting start date, and expire 10 years from the date of grant. Options granted to non-employee directors generally vest one-third on the first anniversary of the grant date and the remaining two-thirds in equal monthly installments over the following 24 months. Nonvested stock issued to employees and directors generally vests on the third anniversary of the grant date, assuming the holder is still employed by or providing service to the Company and satisfies all other conditions of the grant. Generally, stock options granted to employees are incentive stock options, while options granted to non-employee directors are non-qualified stock options.

The Company issues new shares of common stock upon exercise of stock options or award of nonvested shares.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a.  Stock Options

The fair values of stock options granted during the years ended December 31, 2006, 2005 and 2004 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004

Expected term (years)	6.2	7.0	7.0
Expected stock price volatility	26.1%	15.5%	—
Risk-free interest rate	4.75%	3.96%	2.63%
Expected dividend yield	—	—	—
Estimated fair value per option	$6.37	$3.09	$1.10

For 2006, the expected term of options was determined using the “simplified method,” which averages an award’s weighted average vesting period and its contractual term. For 2006, expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the initial public offering of its common stock in January 2005 and the historical volatility of a peer company’s stock for a period of time equal to the expected term of the option. Prior to the adoption of SFAS No. 123R, expected term was based on the Company’s historical experience and future expectations and price volatility was estimated using the Company’s historical volatility. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid stockholder dividends in the past and has no current plan to pay any stockholder dividends in the near future.

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

The following table summarizes stock option activity for the year ended December 31, 2006:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Exercise Price	Contractual	Value
	Options	per Share	Life (years)	(In thousands)

Outstanding at December 31, 2005	804,524	$8.13	8.3	$—
Granted	124,350	17.42	—	—
Forfeited	(5,860)	9.05	—	—
Exercised	(4,382)	7.40	—	—
Cancelled	(478)	6.54	—	—

Outstanding at December 31, 2006	918,154	9.39	7.6	7,916

Exercisable at December, 2006	417,503	7.35	7.1	4,450

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $18.01 on December 31, 2006. As of December 31, 2006, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.1 million, which is

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be recognized over a weighted average period of approximately 29.4 months. Proceeds from the exercise of stock options totaled approximately $32,400 in 2006 and approximately $15,300 in 2005. The total intrinsic value of stock options exercised was approximately $42,300 in 2006 and approximately $17,100 in 2005.

As of December 31, 2006, there were 704,915 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price

$ 6.54	481,922	6.9	$6.54	336,100	$6.54
10.50-12.54	312,482	8.1	10.60	81,403	10.70
15.44-18.40	123,750	9.2	17.26	—	—

	918,154	7.6	9.39	417,503	7.35

b.  Nonvested Stock

The following table summarizes nonvested stock activity for the year ended December 31, 2006:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	6,000	$11.40
Granted	227,875	17.55
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2006	233,875	17.39

As of December 31, 2006, there was $3.0 million of total unrecognized compensation cost related to nonvested stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 26.6 months. No shares vested during the year ended December 31, 2006.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Information (unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2006, 2005 and 2004.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except earnings per share)

Fiscal year 2006:
Premiums earned	$43,963	$41,794	$47,819	$52,015
Loss and loss adjustment expenses	28,471	22,057	27,871	29,485
Underwriting, acquisition and insurance expenses	9,732	9,780	10,129	12,665
Net income	5,968	9,383	9,097	8,781
Fully diluted earnings per common share equivalent	$0.31	$0.45	$0.44	$0.42
Fiscal year 2005:
Premiums earned	$29,159	$39,645	$40,719	$49,327
Loss and loss adjustment expenses	20,267	26,988	27,095	31,433
Underwriting, acquisition and insurance expenses	6,379	8,637	8,058	10,765
Net income	2,708	4,216	5,067	6,301
Fully diluted earnings per common share equivalent	$0.18	$0.25	$0.30	$0.38
Fiscal year 2004:
Premiums earned	$8,513	$15,651	$24,038	$29,758
Loss and loss adjustment expenses	6,598	11,371	16,854	18,837
Underwriting, acquisition and insurance expenses	2,547	3,669	4,291	7,347
Net income	354	967	2,695	3,190
Fully diluted earnings per common share equivalent	$0.06	$0.15	$0.36	$0.41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of SeaBright Insurance Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A system of internal control can provide only reasonable, not absolute assurance, that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the design and operating effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, which is included at Part II, Item 8 of this annual report.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that SeaBright Insurance Holdings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/
KPMG LLP

Seattle, Washington
March 16, 2007

Item 9B.	Other Information.

We had no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006, but that was not disclosed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Common Stock Ownership” contained in our proxy statement for the 2007 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Director Compensation” contained in our proxy statement for the 2007 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the sections captioned “Common Stock Ownership” and “Executive Compensation” contained in our proxy statement for the 2007 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” contained in our proxy statement for the 2007 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the sections captioned “Principal Accounting Fees and Services” contained in our proxy statement for the 2007 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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
John G. Pasqualetto,
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 16, 2007.

Signature	Title

/s/ John G. Pasqualetto John G. Pasqualetto	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph S. De Vita Joseph S. De Vita	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

/s/ M. Philip Romney M. Philip Romney	Vice President-Finance and Assistant Secretary (Principal Accounting Officer)

/s/ Peter Y. Chung Peter Y. Chung	Director

/s/ Joseph A. Edwards Joseph A. Edwards	Director

/s/ William M. Feldman William M. Feldman	Director

/s/ Mural R. Josephson Mural R. Josephson	Director

/s/ George M. Morvis George M. Morvis	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

Under date of March 16, 2007, we reported on the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in this annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

As noted on Schedule II (condensed statements of cash flows), equity in earnings of subsidiaries for 2005 and 2004 has been corrected.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  KPMG LLP

Seattle, Washington
March 16, 2007

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and cash equivalents	$13,472	$6,069
Federal income tax recoverable	1,233	62
Other assets	455	10
Investment in subsidiaries	235,004	149,826

Total assets	$250,164	$155,967

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to subsidiaries	$990	$137
Accrued expenses and other liabilities	48	152

Total liabilities	1,038	289

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 authorized; issued and outstanding — 20,553,400 shares at December 31, 2006 and 16,411,143 at December 31, 2005	205	164
Paid-in capital	190,593	131,485
Accumulated other comprehensive loss	(197)	(1,267)
Retained earnings	58,525	25,296

Total stockholders’ equity	249,126	155,678

Total liabilities and stockholders’ equity	$250,164	$155,967

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except earnings per
	share information)
Revenue:
Income from subsidiaries	$34,103	$18,334	$7,123
Net investment income	656	138	1

	34,759	18,472	7,124
Losses and expenses	1,991	349	44

Income before income taxes	32,768	18,123	7,080

Income tax benefit:
Current	(18)	(169)	(126)
Deferred	(443)	—	—

	(461)	(169)	(126)

Net income	$33,229	$18,292	$7,206

Basic earnings per share	$1.66	$1.18	$—
Diluted earnings per share	$1.63	$1.13	$0.98
Weighted average basic shares outstanding	19,986,244	15,509,547	—
Weighted average diluted shares outstanding	20,403,089	16,195,855	7,387,276

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated	Retained
	Outstanding Shares					Other	Earnings	Total
	Preferred	Common	Preferred	Common	Paid-in	Comprehensive	(Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Income (Loss)	Deficit)	Equity
	(In thousands)
Balance at December 31, 2003	457	—	$5	$—	$45,670	$132	$(202)	$45,605
Comprehensive income:
Net income	—	—	—	—	—	—	7,206	7,206
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $12	—	—	—	—	—	21	—	21
Increase in unrealized gain on investment securities avail- able for sale, net of tax of $205	—	—	—	—	—	377	—	377

Comprehensive income	—	—	—	—	—	—	—	7,604
Sale of preferred stock	51	—	—	—	5,161	—	—	5,161

Balance at December 31, 2004	508	—	5	—	50,831	530	7,004	58,370
Net income	—	—	—	—	—	—	18,292	18,292
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $79	—	—	—	—	—	147	—	147
Increase in unrealized loss on investment securities avail- able for sale, net of tax of $1,047	—	—	—	—	—	(1,944)	—	(1,944)

Comprehensive income	—	—	—	—	—	—	—	16,495
Preferred stock conversion	(508)	7,778	(5)	78	(73)	—	—	—
Initial public offering	—	8,625	—	86	80,688	—	—	80,774
Restricted stock grants	—	6	—	—	18	—	—	18
Exercise of stock options	—	2	—	—	21	—	—	21

Balance at December 31, 2005	—	16,411	—	164	131,485	(1,267)	25,296	155,678
Net income	—	—	—	—	—	—	33,229	33,229
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $144	—	—	—	—	—	266	—	266
Decrease in unrealized loss on investment securities avail- able for sale, net of tax of $432	—	—	—	—	—	804	—	804

Comprehensive income	—	—	—	—	—	—	—	34,299
Follow on public offering	—	3,910	—	39	57,516	—	—	57,555
Stock based compensation	—	—	—	—	1,554	—	—	1,554
Restricted stock grants	—	228	—	2	—	—	—	2
Exercise of stock options	—	4	—	—	38	—	—	38

Balance at December 31, 2006	—	20,553	$—	$205	$190,593	$(197)	$58,525	$249,126

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities, net of effect of acquisition:
Net income	$33,229	$18,292	$7,206
Adjustment to reconcile net income to net cash used in operating activities, net of effect of acquisition:
Equity in earnings of subsidiaries	(34,103)	(18,334)	(7,123)
Benefit for deferred income taxes	(443)	—	—
Compensation cost on stock options	497	—	—
Grant of restricted shares of common stock	1,057	24	—
Changes in certain assets and liabilities:
Receivable from subsidiaries	851	(2,015)	605
Federal income taxes payable (recoverable)	(1,171)	335	(558)
Other assets	(1)	1,240	—
Accrued expenses and other liabilities	(102)	152	—

Net cash used in operating activities	(186)	(306)	130

Cash flows from investing activities, net of effects of acquisition:
Investment in subsidiaries	(50,005)	(74,546)	(5,325)

Net cash used in investing activities	(50,005)	(74,546)	(5,325)

Cash flows from financing activities:
Proceeds from initial public offering of common stock	—	80,774	—
Proceeds from follow on public offering of common stock	57,556	—	—
Proceeds from exercise of stock options	32	15	—
Deferred tax benefit from disqualifying dispositions	6	6	—
Proceeds from issuance of preferred stock	—	—	5,161

Net cash provided by financing activities	57,594	80,795	5,161

Net increase (decrease) in cash and cash equivalents	7,403	5,943	(34)
Cash and cash equivalents at beginning of period	6,069	126	160

Cash and cash equivalents at end of period	$13,472	$6,069	$126

Supplemental disclosure of cash flow activities:
Purchase price adjustment	$—	$—	$771

Note: Equity in earnings of subsidiaries for 2005 and 2004 has been corrected as follows:

	Year Ended December 31,
	2005	2004
As originally presented	$—	$—
Adjustment	(18,334)	(7,123)

As corrected	$(18,334)	$(7,123)

See report of independent registered public accounting firm.

SCHEDULE IV — REINSURANCE

SEABRIGHT INSURANCE HOLDINGS, INC.

					Percent of
		Ceded to	Assumed		Amount
		Other	from Other		Assumed
	Direct	Companies	Companies	Net	to Net
	(In thousands)

Year ended December 31, 2006:
Premiums	$221,813	$15,490	$8,440	$214,763	3.9%
Year ended December 31, 2005:
Premiums	195,533	19,082	9,209	185,660	5.0%
Year ended December 31, 2004:
Premiums	134,520	16,067	1,162	119,615	1.0%

See report of independent registered public accounting firm.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

SEABRIGHT INSURANCE HOLDINGS, INC.

						Loss and Loss
		Unpaid				Adjustment		Amortization
	Deferred	Loss and				Expenses Incurred		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net	Related to		Policy	and Loss
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium(1)	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2006	$15,433	$198,356	$112,395	$185,591	$15,245	$130,124	$(22,240)	$26,497	$50,776	$230,253
Year ended December 31, 2005	10,299	142,211	84,844	158,850	7,832	108,424	(2,641)	19,686	33,462	204,742
Year ended December 31, 2004	7,588	68,228	62,372	77,960	2,468	53,594	66	9,985	17,120	135,682

(1)	Net unearned premium represents unearned premiums minus prepaid reinsurance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
3.2		Amended and Restated By-laws of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
4.1		Specimen Common Stock Certificate (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
4.2		Indenture dated as of May 26, 2004 by and between SeaBright Insurance Company and Wilmington Trust Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.1 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10	.2 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.3 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Joseph S. De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.4 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard W. Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.5 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.6 †	Employment Agreement, dated as of March 31, 2005, by and between SeaBright Insurance Company and Debra Drue Wax (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 5, 2005)
10	.7 †	Amended and Restated 2003 Stock Option Plan (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed December 8, 2004)
10	.8 †	2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)
10.9		Purchase Agreement, dated as of July 14, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.10		Amendment Letter to Purchase Agreement, dated as of July 30, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.11		Amendment Letter to Purchase Agreement, dated as of September 15, 2003, by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.12		Escrow Agreement, dated as of September 30, 2003, by and among Wells Fargo Bank Minnesota, National Association, SeaBright Insurance Holdings, Inc. and Kemper Employers Group, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number		Description

10.13		Adverse Development Excess of Loss Reinsurance Agreement, dated as of September 30, 2004, between Lumbermens Mutual Casualty Company and Kemper Employers Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.14		Amended and Restated Reinsurance Trust Agreement dated as of February 29, 2004 by and among Lumbermens Mutual Casualty Company and SeaBright Insurance Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.15		Commutation Agreement, dated as of September 30, 2003, by and between Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.16		Administrative Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.17		Administrative Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.18		Claims Administration Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.19		Side Letter dated as of September 29, 2003 by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.20†	Amendment to Employment Agreement by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
10.21		Stock Purchase Agreement dated as of September 30, 2003 by and among SeaBright Insurance Holdings, Inc. and the persons listed on the schedule of purchases thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.22		Registration Agreement dated as of September 30, 2003, by and among SeaBright Insurance Holdings, Inc. and the persons identified on the schedule of investors attached thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.23		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and John Pasqualetto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.24		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.25		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Joseph De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.26		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.27		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number		Description

10.28		Executive Stock Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and Chris Engstrom (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.29		Executive Stock Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and James Louden Borland III (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.30		Stock Purchase Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and each of the purchasers named therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.31 †	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.32		Tax and Expense Sharing Agreement dated as of March 12, 2004 by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.33		Agency Services Agreement effective as of October 1, 2003 by and between SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.34		Floating Rate Surplus Note dated May 26, 2004 from SeaBright Insurance Company to Wilmington Trust Company, as trustee, for $12,000,000 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.35		Side Letter dated as of September 28, 2004 by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10	.36†	Form of Stock Option Award Agreement for awards granted under 2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)
10	.37†	Form of Restricted Stock Grant Agreement for grants to directors under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 28, 2005)
10	.38†*	SeaBright Insurance Holdings, Inc. Bonus Plan 2006
10	.39†	Form of Restricted Stock Grant Agreement for grants to officers under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 29, 2006)
10	.40†	Employment Agreement, dated as of August 15, 2006, by and between SeaBright Insurance Company and Marc B. Miller, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 17, 2006)
21.1		Subsidiaries of the registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
23	.1*	Consent of KPMG LLP
31	.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31	.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	.1*	Section 1350 Certification (Chief Executive Officer)
32	.2*	Section 1350 Certification (Chief Financial Officer)

*	Filed herewith.

†	Indicates a management contract, compensatory plan, contract or arrangement required to be filed pursuant to Item 601 of Regulation S-K.