Form 10-Q
period 2007-03-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2007-05-10
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares outstanding as of May 8, 2007
Common Stock, $0.01 Par Value	20,797,827

SeaBright Insurance Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
	(in thousands)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost
$418,109 in 2007 and $399,433 in 2006)	$417,992	$399,119
Equity securities available-for-sale, at fair value (amortized cost $3,225 in
2007 and $802 in 2006)	3,248	813
Cash and cash equivalents	17,354	20,412
Accrued investment income	4,471	4,208
Premiums receivable, net of allowance	6,082	8,877
Deferred premiums	129,092	118,788
Federal income tax recoverable	–	1,263
Service income receivable	600	792
Reinsurance recoverables	12,374	13,675
Receivable under adverse development cover	2,781	2,781
Prepaid reinsurance	1,977	1,917
Property and equipment, net	1,269	1,241
Deferred income taxes, net	12,178	12,198
Deferred policy acquisition costs, net	17,058	15,433
Intangible assets, net	1,215	1,217
Goodwill	1,527	1,527
Other assets	10,618	10,014
Total assets	$639,836	$614,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$206,463	$198,356
Unearned premiums	122,078	114,312
Reinsurance funds withheld and balances payable	362	309
Premiums payable	2,757	3,047
Accrued expenses and other liabilities	36,283	37,125
Surplus notes	12,000	12,000
Total liabilities	379,943	365,149

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized;
no shares issued and outstanding	–	–
Undesignated preferred stock, $0.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized;
issued and outstanding - 20,776,704 shares at March 31, 2007 and
20,553,400 shares at December 31, 2006	208	205
Paid-in capital	191,148	190,593
Accumulated other comprehensive loss	(61)	(197)
Retained earnings	68,598	58,525
Total stockholders’ equity	259,893	249,126
Total liabilities and stockholders’ equity	$639,836	$614,275

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except earnings per share information)
Revenue:
Premiums earned	$48,631	$43,963
Claims service income	556	523
Other service income	24	28
Net investment income	4,758	3,125
Net realized loss	(52)	(227)
Other income	957	756
	54,874	48,168

Losses and expenses:
Loss and loss adjustment expenses	25,918	28,463
Underwriting, acquisition and insurance expenses	12,631	9,730
Interest expense	281	256
Other expenses	1,551	1,132
	40,381	39,581
Income before taxes	14,493	8,587

Income tax expense (benefit):
Current	4,474	4,464
Deferred	(54)	(1,845)
	4,420	2,619
Net income	$10,073	$5,968

Basic earnings per share	$0.50	$0.31
Diluted earnings per share	$0.48	$0.31

Weighted average basic shares outstanding	20,320,699	18,968,695
Weighted average diluted shares outstanding	20,859,608	19,223,784

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$10,073	$5,968
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	7,900	5,621
Policy acquisition costs deferred	(9,526)	(6,251)
Provision for depreciation and amortization	665	660
Grant of restricted shares of common stock	354	57
Compensation cost on stock options	148	102
Net realized loss on investments	53	227
Gain on sale of fixed assets	(1)	–
Benefit for deferred income taxes	(54)	(1,845)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	8,107	17,852
Income tax payable	4,080	4,162
Reinsurance recoverables, net of reinsurance withheld	918	(888)
Unearned premiums, net of deferred premiums
and premiums receivable	258	(88)
Accrued investment income	(263)	(528)
Other assets and other liabilities	(4,017)	(522)
Net cash provided by operating activities	18,695	24,527

Cash flows from investing activities:
Purchases of investments	(40,445)	(173,022)
Sales of investments	9,184	86,472
Maturities and redemption of investments	9,621	16,245
Purchases of property and equipment	(169)	(142)
Net cash used in investing activities	(21,809)	(70,447)

Cash flows from financing activities:
Proceeds from exercise of stock options	40	12
Deferred tax benefit from disqualifying dispositions	14	–
Grant of restricted shares of common stock	2	–
Net proceeds from follow-on public offering of common stock	–	57,595
Net cash provided by financing activities	56	57,607

Net increase (decrease) in cash and cash equivalents	(3,058)	11,687
Cash and cash equivalents at beginning of period	20,412	12,135
Cash and cash equivalents at end of period	$17,354	$23,822

Supplemental disclosures:
Interest paid on surplus notes	$294	$257

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

        SeaBright Insurance Holdings, Inc. (“SIH” or the Company), a Delaware corporation, was formed in June 2003. On July 14, 2003, SIH entered into a purchase agreement, effective September 30, 2003, with Kemper Employers Group, Inc. (“KEG”), Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc. (referred to collectively as “Eagle”), and Lumbermens Mutual Casualty Company (“LMC”), the ultimate owner of KEG and Eagle (the “Acquisition”). Under this agreement, SIH acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights.

        At the time of the Acquisition, KEIC was licensed to write workers’ compensation insurance in 43 states and the District of Columbia. Domiciled in the State of Illinois and commercially domiciled in the State of California, it wrote both state act workers’ compensation insurance and United States Longshore and Harborworkers’ Compensation Act (“USL&H”) insurance. Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. As further discussed in Note 5.a., in connection with the Acquisition, KEIC and LMC entered into an agreement whereby LMC agreed to indemnify KEIC in the event of adverse development of the reserves stated on KEIC’s balance sheet at the Acquisition date, for a period of approximately eight years. In addition, KEIC agreed to share with LMC any positive development of those reserves. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.

        KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the states of California, Hawaii and Alaska. In November 2003, permission was granted by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”) for KEIC to change its name to SeaBright Insurance Company (“SBIC”). As of March 31, 2007, SBIC is licensed to write workers’ compensation insurance in 45 states and the District of Columbia.

        PointSure is engaged primarily in administrative and wholesale insurance brokerage activities. Eagle wrote state act workers’ compensation insurance and USL&H insurance before their policies went into run-off on September 30, 2003.

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2007.

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

         c.   Revenue Recognition

        Premiums for primary and reinsured risks are included in revenue over the lives of the contracts in proportion to the amount of insurance protection provided (i.e., ratably over the policy period). The portion of premium that is applicable to the unexpired period of a policy in-force is not included in revenue but is deferred and recorded as unearned premium in the liability section of the balance sheet. Deferred premiums represent the unbilled portion of annual premiums.

        Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the three month periods ended March 31, 2007 and 2006, approximately 12.5% and 27.1%, respectively, of direct premiums written related to retrospectively rated policies.

        The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period. Included in deferred premiums is an accrual for earned but unbilled premiums of $1.2 million at March 31, 2007 and $1.5 million at December 31, 2006.

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

        We used a consulting actuary to assist in the evaluation of the reasonableness of our liability for unpaid loss and loss adjustment expense. In light of the Company’s short operating history and uncertainties concerning the effects of legislative reform specifically as it relates to the Company’s California workers’ compensation class of business, actuarial techniques are applied that use the historical experience of the Company and the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

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

        Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the liability for unpaid loss and loss adjustment expense is reasonable. The estimates are reviewed periodically and any necessary adjustment is included in the results of operations of the period in which the adjustment is determined.

         e.   Reinsurance

        The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with nonaffiliated reinsurers. Reinsurance premiums, commissions, expense reimbursements and reserves related to ceded business are accounted for on a basis consistent with that used in accounting for original policies issued and the terms of the reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated periodically using generally accepted actuarial methodologies for estimating unpaid loss and loss adjustment expense liabilities, including incurred loss and paid loss development methods. Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, with a corresponding amount receivable from the seller. Amounts are shown net in the condensed consolidated statements of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

        Balances due from reinsurers on unpaid loss and loss adjustment expenses, including an estimate of such recoverables related to reserves for IBNR losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid loss and loss adjustment expenses are not recoverable from the reinsurer until such losses are paid. Should a reinsurer be unable or unwilling to pay such amounts to the Company when due, the Company would be liable for such obligations. The Company monitors the financial condition of its reinsurers and does not believe that it is currently exposed to any material credit risk through our reinsurance agreements because most of its reinsurance is recoverable from large, well-capitalized reinsurance companies. Historically, no amounts from reinsurers have been written-off as uncollectible.

         f.   Income Taxes

        The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse, net of any applicable valuation allowances. The Company evaluates the necessity of a deferred tax asset valuation allowance by determining, based on the weight of available evidence, whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. When necessary, a valuation allowance is recorded to reduce the deferred tax asset to the amount that is more likely than not to be realized.

        The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the date of adoption and as of March 31, 2007, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required.

        The Company recognizes interest on tax related matters as interest expense and penalties as income tax expense. As of March 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

         g.   Earnings Per Share

        The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Basic weighted average shares outstanding	20,321	18,969
Weighted average shares issuable upon exercise of outstanding stock
options and vesting of nonvested stock	539	255
Diluted weighted average shares outstanding	20,860	19,224

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

        Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 is shown in the following table. No compensation cost was capitalized during the periods shown.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Stock option compensation expense related to:
Nonvested stock	$354	$57
Stock options	148	102
Total	$502	$159

Total related tax benefit	$129	$22

         i.   Comprehensive Income

        The following table summarizes the Company’s comprehensive income for the three month periods ended March 31, 2007 and 2006:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$10,073	$5,968
Reclassification adjustment for realized losses recorded into income,
net of tax benefit of $19 in 2007 and $79 in 2006	(34)	(148)
Decrease (increase) in unrealized losses on investment securities available-for-
sale, net of tax benefit of $92 in 2007 and $1,275 in 2006	170	(2,368)
Total comprehensive income	$10,209	$3,452

         j.   Recently Issued Accounting Pronouncements

        In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. If it is determined that a substantial change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. SOP 05-1 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of SOP 05-1 as of January 1, 2007, which did not have a material effect on its consolidated financial condition or results of operations.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 as of January 1, 2007, which did not have a material effect on its consolidated financial condition or results of operations.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and without having to apply complex hedge accounting provisions. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than its first fiscal quarter of 2008. The Company is currently evaluating the impact that adoption of SFAS No. 159 will have on its consolidated financial condition and results of operations.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Investments

        The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at March 31, 2007 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities	$13,504	$–	$(150)	$13,354
Government sponsored agency securities	33,282	19	(190)	33,111
Corporate securities	39,995	26	(543)	39,478
Tax-exempt municipal securities	213,068	1,369	(714)	213,723
Mortgage pass-through securities	71,378	414	(341)	71,451
Collateralized mortgage obligations	2,456	1	(22)	2,435
Asset-backed securities	44,426	111	(97)	44,440
Total fixed income securities available-for-sale	418,109	1,940	(2,057)	417,992
Equity securities	3,225	41	(18)	3,248
Total investment securities available-for-sale	$421,334	$1,981	$(2,075)	$421,240

        Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The Company had no direct investments in equity securities at March 31, 2007. The unrealized loss on temporarily impaired investments totaled $2.1 million at March 31, 2007 for investment securities available-for-sale with a fair value of $199.8 million. Approximately $1.6 million of total unrealized losses at March 31, 2007 were from securities that had been impaired for more than one year. At March 31, 2007, no unrealized loss exceeded 20% of the related security’s book value at that date. The following table presents information about fixed maturity securities with unrealized losses at March 31, 2007:

Fixed maturity securities with unrealized losses at March 31, 2007	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost Basis
	($ in thousands)
Greater than or equal to $50,000 and for:
One year or longer (3 issues)	$7,057	$(212)	97.1%
Less than $50,000 and for:
Less than one year (84 issues)	92,239	(425)	99.5%
One year or longer (152 issues)	100,506	(1,420)	98.6%
Total	$199,802	$(2,057)	99.0%

        The Company regularly reviews its fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. The Company evaluated investment securities with fair values less than amortized cost at March 31, 2007 and 2006 and determined that the decline in value is temporary and is related primarily to the change in market interest rates since purchase. Furthermore, the Company has the ability to hold the impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. Therefore, no other-than-temporary impairment losses were recorded in the three month periods ended March 31, 2007 and 2006.

        The amortized cost and estimated fair value of fixed income securities available-for-sale at March 31, 2007, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$21,682	$21,652
Due after one year through five years	79,775	79,099
Due after five years through ten years	164,947	165,265
Due after ten years	33,445	33,650
Securities not due at a single maturity date	118,260	118,326
Total investment securities available-for-sale	$418,109	$417,992

        The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities at March 31, 2007 was $162.7 million.

4.   Premiums

        Direct premiums written totaled $57.8 million and $51.2 million for the three month periods ended March 31, 2007 and 2006, respectively.

        Premiums receivable consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(in thousands)
Premiums receivable	$7,317	$9,986
Allowance for doubtful accounts	(1,235)	(1,109)
	$6,082	$8,877

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

        On October 1, 2006, the Company entered into new reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $1.0 million of each loss occurrence. The new reinsurance program, which is effective through October 1, 2007, provides coverage up to $75.0 million per loss occurrence as follows:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Layer	General Description
$1.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $8.0 million
$3.0 million excess of $2.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million.
$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million.
$10.0 million excess of $10.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $7.5 million maximum for any one loss and an aggregate limit of $20.0 million.
$55.0 million excess of $20.0 million each los occurrence	Fully reinsured in two sub-layers. The first sub-layer affords coverage of up to $30.0 million for each loss excess of $20.0 million, subject to an aggregate annual limit of $60.0 million, and the second sub-layer affords coverage up to $25.0 million for each loss occurrence in excess of $50.0 million, subject to an aggregate annual limit of $50.0 million. Both sub-layers are subject to a limit of $5.0 million maximum for any one loss.

        The above coverage is subject to various additional limitations and exclusions as more fully described in the reinsurance agreements.

        As part of the purchase of SBIC, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement recorded in the accompanying consolidated balance sheets was $2.8 million at March 31, 2007. Any increase or decrease in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying consolidated statements of operations.

        As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $3.4 million at March 31, 2007 and $5.2 million at December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account. After due evaluation, we complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal.

         b.   Reinsurance Assumed

        The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance (the “NCCI”), which operates residual market programs on behalf of some states. The states in which we assumed residual market business at March 31, 2007 include the following: Alabama, Alaska, Arizona, Arkansas, Georgia, Illinois, Nevada, New Jersey, New Mexico, Oregon, South Carolina and Virginia.

         c.   Reinsurance Recoverables and Income Statement Effects

        Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at March 31, 2007 and December 31, 2006:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2007	December 31, 2006
	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$12,252	$13,504
Reinsurance recoverables on paid losses	122	171
Total reinsurance recoverables	$12,374	$13,675

        The effects of reinsurance are as follows for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Reinsurance assumed:
Written premiums	$2,109	$3,544
Earned premiums	2,008	3,603
Losses and loss adjustment expenses incurred	1,269	2,039
Commission expenses incurred	767	1,353

Reinsurance ceded:
Written premiums	$3,666	$3,869
Earned premiums	3,610	4,028
Losses and loss adjustment expenses incurred	(845)	487
Commission expenses incurred	249	456

6.   Unpaid Loss and Loss Adjustment Expenses

        The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$198,356	$142,211
Reinsurance recoverables	(13,504)	(13,745)
Net balance, beginning of period	184,852	128,466
Incurred related to:
Current period	33,109	30,150
Prior periods	(7,191)	(1,703)
Total incurred	25,918	28,447
Paid related to:
Current period	(4,488)	(1,543)
Prior periods	(12,071	(9,084)
Total paid	(16,559)	(10,627)
Net balance, end of period	194,211	146,286
Reinsurance recoverables	12,252	13,777
Unpaid loss and loss adjustment expense	$206,463	$160,063

        Loss and loss adjustment expenses are net of the release of loss reserves totaling approximately $7.2 million and $1.7 million in the three month periods ended March 31, 2007 and 2006, respectively. These reserve releases reflect the better-than-expected impacts on losses related primarily to the Company’s California book of business as a result of reform legislation enacted there primarily in 2003 and 2004.

7.   Surplus Notes

        In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense for the three month periods ended March 31 totaled $281,000 in 2007 and $256,000 in 2006.

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

8.   Contingencies

         a.   SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of March 31, 2007, SBIC had a liability for guaranty fund and other assessments of $3.1 million and a guaranty fund receivable of $2.7 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

         b.   The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

9.   Share-Based Payment Arrangements

        At March 31, 2007, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and in April 2007, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007.

        The Board of Directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase under the 2005 Plan on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or; (ii) such lesser number of shares as determined by the Board of Directors. At March 31, 2007, the Company reserved 487,683 shares of common stock for issuance under the 2003 Plan, all of which had been granted, and 1,787,046 shares for issuance under the 2005 Plan, of which 980,563 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

        The 2005 Plan provides for the grant of incentive or non-qualified stock options, restricted stock, restricted stock units, deferred stock units, performance awards, or any combination of the foregoing. The Board of Directors has the authority to determine all matters relating to awards granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and the vesting period, if any. Options to purchase the Company’s common stock are granted at prices at or above the fair value of the common stock on the date of grant, generally vest 25% per year on each of the first four anniversaries of the vesting start date, and expire 10 years from the date of grant. Options granted to non-employee directors generally vest over a three-year period, with one-fourth of the options vesting on the first anniversary of the grant date and the remaining two-thirds vesting equally on a monthly basis over the following 24 months. Nonvested stock issued to employees and directors generally vests on the third anniversary of the grant date, assuming the holder is still employed by or providing service to the Company and satisfies all other conditions of the grant. Stock options granted to employees may be incentive stock options or non-qualified stock options, while options granted to non-employee directors are non-qualified stock options.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company issues new shares of common stock upon exercise of stock options or award of nonvested shares.

      a.   Stock Options

        The fair values of stock options granted during the quarters ended March 31, 2007 and 2006 were determined on the dates of grant using the Black-Scholes-Merton (“Black-Scholes”) option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Expected term (years)	6.3	6.3
Expected stock price volatility	26.3%	26.1%
Risk-free interest rate	4.55%	4.63%
Expected dividend yield	–	–

Estimated fair value per option	$6.72	$6.47

        For 2007, the expected term of options was determined using the “simplified method,” which averages an award’s weighted average vesting period and its contractual term. For 2007, expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the initial public offering of its common stock in January 2005 and the historical volatility of a peer company’s stock for a period of time equal to the expected term of the option. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

        The following table summarizes stock option activity for the quarter ended March 31, 2007:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2006	918,154	$9.39	7.6	$–
Granted	90,500	18,17	–	–
Forfeited	–	–	–	–
Exercised	(4,304)	9.18	–	–
Cancelled	–	–	–	–
Outstanding at March 31, 2007	1,004,350	10.18	7.6	8,255.1

Exercisable at March 31, 2007	512,044	8.20	7.1	5,228.2

        The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $18.40 on March 31, 2007. As of March 31, 2007, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average period of approximately 34 months. Proceeds from the exercise of stock options totaled approximately $39,500 for the three months ended March 31, 2007. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was approximately $38,900.

        As of March 31, 2007, there were 806,483 shares of common stock available for issuance of future share-based

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards. The following table presents additional information regarding options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 6.54	480,488	6.6	$6.54	338,492	$6.54
10.50-12.54	309,612	7.8	10.60	153,651	10.62
15.44-18.40	214,250	9.4	17.73	19,901	17.49
	1,004,350	7.6	10.18	512,044	8.19

         b.   Nonvested Stock

        The following table summarizes nonvested stock activity for the quarter ended March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	233,875	$17.39
Granted	219,000	18.21
Vested	–	–
Forfeited	–	–
Outstanding at March 31, 2007	452,875	17.79

        As of March 31, 2007, there was $6.6 million of total unrecognized compensation cost related to nonvested stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 31.0 months. No shares vested during the quarter ended March 31, 2007.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of this Part I. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

        The discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated by the discussion in Part II, Item 1A of this quarterly report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

        Additional information concerning these and other factors is contained in our SEC filings, including, but not limited to, our 2006 Annual Report on Form 10-K.

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

        To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to the development of KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the positive development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was approximately $3.4 million at March 31, 2007 and $5.2 million at December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the Trust. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

Principal Revenue and Expense Items

        We derive our revenue primarily from premiums earned, net investment income and net realized gains and losses from investments, and service income. We show certain non-GAAP financial measures that we believe are valuable in managing our business and evaluating our performance. These measures include gross premiums written, net premiums written, net loss ratios and net underwriting expense ratios.

      Premiums Earned

        Gross premiums written is a non-GAAP financial measure representing all premiums billed and unbilled by an insurance company during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies. Our policies typically have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2006, one-half of the premiums would be earned in 2006 and the other half would be earned in 2007.

        Premiums earned, the most comparable GAAP measure, represents the earned portion of our net premiums written. Net premiums written, another non-GAAP financial measure, is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written). Our gross premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Assumed premiums are premiums that we have received from an authorized state-mandated pool.

        We earn our direct premiums written from our maritime, alternative dispute resolution (“ADR”) and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington State United States Longshore and Harbor Workers Compensation Act Assigned Risk Plan (the “Washington USL&H Assigned Risk Plan”). We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business back to the Washington USL&H Assigned Risk Plan. Premiums from the Washington USL&H Assigned Risk Plan are included in both direct premiums written and ceded premiums written.

        We analyze our growth and earnings potential, in part, through the non-GAAP financial measures of gross premiums written and net premiums written. The following table provides a reconciliation of gross premiums written and net premiums written to net premiums earned:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Direct premiums written	$57,817	$51,151
Assumed premiums written	2,109	3,544
Gross premiums written	59,926	54,695
Ceded premiums	(3,670)	(3,886)
Net premiums written	56,256	50,809
Change in unearned premiums, net of reinsurance	(7,625)	(6,846)
Premiums earned	$48,631	$43,963

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

      Claims Service Income

        We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the three months ended March 31, 2007 and 2006, approximately 49.8% and 72.8%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by Eagle prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to Eagle diminish.

      Other Service Income

        Following the Acquisition, we entered into servicing arrangements with LMC to provide policy administration and accounting services for the policies written by Eagle prior to the Acquisition. The fee income we receive for providing these services approximates our costs and will substantially decrease over the next several years as transactions related to Eagle diminish.

        Our expenses consist primarily of:

      Loss and Loss Adjustment Expenses

        Loss and loss adjustment expenses represent our largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for current and prior periods and (3) costs associated with investigating, defending and adjusting claims.

        The net loss ratio, expressed as a percentage, is a key non-GAAP financial we use in measuring our profitability. The net loss ratio is calculated by dividing loss and loss adjustment expenses for the period less claims service income by premiums earned for the period.

      Underwriting, Acquisition and Insurance Expenses

        In our insurance subsidiary, we refer to the expenses that we incur to underwrite risks as underwriting, acquisition and insurance expenses. Such expenses consist of commission expenses, premium taxes and fees and other underwriting expenses incurred in writing and maintaining our business. We pay commission expense in our insurance subsidiary to our brokers for the premiums that they produce for us. We pay state and local taxes based on premiums; licenses and fees; assessments; and contributions to workers’ compensation security funds. Other underwriting expenses consist of general administrative expenses such as salaries and employee benefits, rent and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data.

        The net underwriting expense ratio, expressed as a percentage, is a key non-GAAP financial we use in measuring our profitability. The net underwriting expense ratio is calculated by dividing underwriting, acquisition and insurance expenses for the period less other service income by premiums earned for the period.

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

Results of Operations

         Three Months Ended March 31, 2007 and 2006

        Gross Premiums Written. Gross premiums written for the three months ended March 31, 2007 totaled $59.9 million, an increase of $5.2 million, or 9.5%, over $54.7 million of gross premiums written in the same period of 2006 even though we continued to experience rate reductions in California, our largest market, as well as in other states. Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan, the number of customers we serviced at March 31, 2007 increased 45.5% to 745 from 512 at March 31, 2006 and in-force payrolls, one of the factors used in determining premium charges, increased 59.3% from $2.7 billion at March 31, 2006 to $4.3 billion one year later. California continues to be our largest market, accounting for approximately

$25.8 million (44.8%) of our direct premiums written in the quarter. This represents a decrease of $4.1 million (13.7%) from approximately $29.9 million (58.4%) of direct premiums written for the same period of 2006.

        In December 2006, we announced the division of our Southern region into two markets, allowing us to devote greater focus and resources to further develop our key states in this region. Our new Southeast region is developing business in selected southeastern states, including Florida. This new region contributed approximately $1.4 million to our direct premiums written in the quarter ended March 31, 2007. The Gulf region, which is based in Houston, Texas, now focuses primarily on developing business in the states of Texas and Louisiana. This new region contributed approximately $6.1 million to our direct premiums written in the first quarter of 2007. Louisiana is our third largest market, accounting for $5.1 million (8.9%) of our direct premiums written in the first quarter of 2007. This represents an increase of $3.7 million (264.3%) from the same period in 2006. Our second largest market for the first quarter of 2007 was Alaska, which accounted for $5.6 million (9.8%) of our direct premiums written. Our three top markets of California, Alaska and Louisiana accounted for combined direct written premiums for the quarter ended March 31, 2007 of $36.5 million, or approximately 63.5% of our total direct written premiums for that period.

        As previously announced, on November 22, 2006, we filed with the California Department of Insurance our rates for new and renewal workers’ compensation insurance policies written in California on or after January 1, 2007. The filing was approved on December 19, 2006. The new rates reflect an average reduction of 9.5% from prior rates and are in response to emerging favorable trends in loss costs resulting from reform legislation. On March 30, 2007, the California Workers’ Compensation Insurance Rating Bureau (the “WCIRB”) submitted a filing with the California Insurance Commissioner to recommend an 11.3% decrease in advisory pure premium rates on new and renewal policies effective on or after July 1, 2007. The filing was based on a review of loss and loss adjustment experience through December 31, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. The California Insurance Commissioner has not announced his recommendation regarding the proposed rate reduction. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations.

        Rate reductions have also been proposed in other states in which we operate. For example, effective January 1, 2007, we adopted the following rate decreases recommended by the National Council for Compensation Insurance (the “NCCI”): 10.5% in Alaska, 12.3% in Hawaii and 2.0% in Illinois.

        Net Premiums Written. Net premiums written totaled $56.3 million for the three months ended March 31, 2007 compared to $50.8 million in the same period in 2006, representing an increase of $5.4 million, or 10.6%. Net premiums written are affected by premiums ceded under reinsurance agreements. Ceded written premiums for the three months ended March 31, 2007 totaled $3.7 million (6.2% of gross premiums written) compared to $3.9 million (7.1% of gross premiums written) in the same period of 2006. The decrease in ceded premiums as a percentage of gross premiums written resulted primarily from the renewal of our excess of loss reinsurance program on October 1, 2006 at average rates that are approximately 16.8% lower than rates under the prior reinsurance program. We were able to achieve savings at the lower tiers of our program while increasing our catastrophe coverage from $50.0 million to $75.0 million.

        Net Premiums Earned. Net premiums earned totaled $48.6 million for the three months ended March 31, 2007 compared to $44.0 million for the same period in 2006, representing an increase of $4.6 million, or 10.5%. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written. Our direct premiums earned increased $5.8 million or 13.1% to $50.2 million at March 31, 2007 from $44.4 million at March 31, 2006 due to our premium growth as described above. Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned at March 31, 2007 totaled $3.6 million compared to $4.0 million at March 31, 2006, representing a decrease of $0.4 million or 10.0%. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Offsetting the increases in net premiums earned is a decrease in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Assumed premiums earned decreased $1.6 million from $3.6 million at March 31, 2007 to $2.0 million at March 31, 2007.

        Net Investment Income. Net investment income was $4.8 million for the three months ended March 31, 2007 compared to $3.1 million for the same period in 2006, representing an increase of $1.7 million, or 54.8%. Average invested assets increased $116.0 million (37.0%) from $313.5 million as of March 31, 2006 to $429.5 million as of March 31, 2007. This increase is due primarily to a larger portfolio base at March 31, 2007 as a result of the $57.6 million in proceeds from our follow-on offering of common stock in February 2006 and strong cash flow from operations of $90.3 for the year ended December 31, 2006 and $18.7 million for the three months ended March 31, 2007. Our yield on average invested assets for the three months ended March 31, 2007 was approximately 4.4% compared to approximately 4.0% for the same period in 2006.

        Service Income. Service income totaled $580,000 for the three months ended March 31, 2007 compared to $551,000 for the same period in 2006, representing an increase of $29,000, or 5.3%. Our service income results primarily from service arrangements we have with LMC for claims processing and policy administration services that we perform for Eagle’s insurance policies and from claims processing services that we perform for other unrelated companies. Average monthly fees from Eagle are declining as the volume of work decreases as a result of the run off of our predecessor’s business. Service income related to our arrangements with LMC decreased $119,000 (29.1%) to $290,000 for the three months ended March 31, 2007 from $409,000 for the same period in 2006. Service income related to claims processing services that we perform for other unrelated companies increased approximately $148,000 and accounted for approximately 50.0% of our service income for the three months ended March 31, 2007, compared to 25.8% of service income in the same period of 2006.

        Other Income. Other income totaled $1.0 million for the three months ended March 31, 2007 compared to $0.8 million for the same period in 2006, representing an increase of $0.2 million, or 25.0%. Other income is derived primarily from the operations of PointSure, our non-insurance subsidiary which, due to the expansion of its portfolio of insurance products during 2006, has been able to increase the amount income from sources other than us. PointSure represents 20 insurance companies at March 31, 2007.

        Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $25.9 million for the three months ended March 31, 2007 compared to $28.5 million for the same period in 2006, representing a decrease of $2.6 million, or 9.1%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended March 31, 2007 was 52.2% compared to 63.6% for the same period in 2006. Included in the 2007 loss ratio was a reduction of approximately $7.2 million of previously recorded direct net loss reserves to reflect a continuation of deflation trends in the paid loss data for recent accident years. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI. Approximately $2.0 million of the reserve adjustment related to accident year 2006, approximately $5.0 million related to accident year 2005 and approximately $0.2 million related to accident years 2004 and prior.

        There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at March 31, 2007 that are based upon our current best estimate of loss costs, taking into consideration the recent lower paid loss claim data, incurred loss trends and the uncertainty regarding the permanence of recent legislative reforms.

        As of March 31, 2007, we had recorded a receivable of approximately $2.8 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 31, 2007, we have access to approximately $3.4 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. The balance of the Trust, including interest, was $5.2 million at December 31, 2006 In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account.

        Underwriting Expenses. Underwriting expenses totaled $12.6 million for the three months ended March 31, 2007, compared to $9.7 million for the same period in 2006, representing an increase of $2.9 million, or 30.0%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended March 31, 2007 was 25.9%, compared to 22.1% for the same period in 2006. The increase in the expense ratio is primarily the result of increased number of staff and staffing related costs and other premium production related expenses as we continue to grow our business in existing offices and the opening of new offices in Philadelphia and Atlanta. These two new offices have not yet reached the premium production levels required to contribute to earnings. As of March 31, 2007, we had 197 full-time equivalent employees, compared to 162 at March 31, 2006.

        Interest Expense. Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $281,000 for the three months ended March 31, 2007, compared to $256,000 for the same period in 2006, representing an increase of $25,000, or 9.8%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, increased from 8.78% at March 31, 2006 to 9.36% at March 31, 2007.

        Other Expenses. Other expenses totaled $1.6 million for the three months ended March 31, 2007, compared to $1.1 million for same period in 2006, representing an increase of $0.5 million, or 45.5%. Other expenses are derived primarily from the operations of PointSure, our non-insurance subsidiary which experienced direct costs associated with the expansion of insurance products they offer.

         Income Tax Expense. The effective tax rate for the three months ended March 31, 2007 and 2006 was 30.5%. Our effective tax rate for the three months ended March 31, 2007 and 2006 was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At March 31, 2007, approximately 51.1% of our fixed-income portfolio was invested in tax-exempt securities, compared to approximately 58.7% at March 31, 2006.

        Net Income. Net income was $10.1 million for the three months ended March 31, 2007, compared to $6.0 million for the same period in 2006, representing an increase of $4.1 million, or 68.3%. The increase in net income resulted primarily from increases in premiums earned and investment income and decreases in loss and loss adjustment expenses recognized in the period, offset by increases in underwriting, acquisition and insurance expenses, and other expenses.

Liquidity and Capital Resources

        Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

        Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of March 31, 2007 has an effective duration of 4.9 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

        Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2006, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess of $1.0 million, up to $75.0 million, subject to various additional limitations and exclusions as more fully described in Note 5.a. to our unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report and in the reinsurance agreements. Given industry and predecessor trends, we believe that we are sufficiently capitalized to retain the losses described above.

        At March 31, 2007, our portfolio was made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. Prior to March 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In November 2006, our investment policy was revised to allow for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest environment, we would expect to incur losses from such sales.

        Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2006, the last date that we were required to update the annual risk-based capital calculation, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

        SIH has minimal revenue and expenses. Currently, there are no plans to have SBIC or PointSure pay a dividend to SIH.

        Our unaudited consolidated net cash provided by operating activities for the three months ended March 31, 2007 was $18.7 million, compared to our cash flow from operations of $24.5 million for the same period in 2006. The decrease resulted primarily from the decreases in unpaid loss and loss adjustment expense and deferred income tax benefit, increases in policy acquisition costs deferred and other assets and liabilities, offset by increases in the amortization of policy acquisition costs and balances related to reinsurance recoverables, all as a result of the growth of our business and the continued favorable development on our loss reserves.

        We used net cash of $21.8 million for investing activities in the three months ended March 31, 2007, compared to $70.5 million for the same period in 2006. The difference between periods is primarily attributable to a reduction in funds available for investment from financing activities, offset by an increase in funds available for investment from operating activities. In 2006, we invested net proceeds totaling approximately $57.6 million resulting from a follow-on public offering of 3,910,000 shares of our common stock described below.

        For the three months ended March 31, 2007, financing activities provided cash of $56,000, compared to $57.6 million in the same period in 2006. As described below, the majority of cash provided by financing activities resulted from the sale of our common stock and, to a much lesser degree, from the exercise of common stock options by our employees.

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

Contractual Obligations and Commitments

        The following table identifies our contractual obligations by payment due period as of March 31, 2007:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$–	$–	$–	$12,000
Loss and loss adjustment expenses	206,463	68,133	88,986	18,995	30,349
Operating lease obligations	3,142	1,030	1,909	203	–
Total	$221,605	$69,163	$90,895	$19,198	$42,349

        The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of March 31, 2007 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

        As of March 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

         Unpaid Loss and Loss Adjustment Expenses

        Unpaid loss and loss adjustment expenses represent our estimate of the expected cost of the ultimate settlement and administration of losses, based on known facts and circumstances. Included in unpaid loss and loss adjustment expenses are amounts for case-based insurance liabilities, including estimates of future developments on these claims; claims incurred but not yet reported to us; second injury fund expenses; allocated claim adjustment expenses; and unallocated claim adjustment expenses. We use actuarial methodologies to assist us in establishing these estimates, including judgments relative to estimates of future claims severity and frequency, length of time to achieve ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may differ from the original estimates. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s operating results. Because of the relative immaturity of our unpaid loss and loss adjustment expense data, actuarial techniques are applied that use the historical experience of our predecessor as well as industry information in the analysis of our unpaid loss and loss adjustment expenses.

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

         Retrospective Premiums

        Retrospective premiums for primary and reinsured risks are included in income as earned on a pro rata basis over the effective period of the respective policies. Earned premiums on retrospectively rated policies are based on our estimate of loss experience as of the measurement date. Unearned premiums are deferred and include that portion of premiums written that is applicable to the unexpired period of the policies in force and estimated adjustments of premiums on policies that have retrospective rating endorsements. Retrospectively rated policies accounted for approximately 12.5% and 27.1% of direct premiums written in the three month periods ended March 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

        In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with

Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. If it is determined that a substantial change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. SOP 05-1 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of SOP 05-1 as of January 1, 2007, which did not have a material effect on our consolidated financial condition or results of operations.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 as of January 1, 2007, which did not have a material effect on our consolidated financial condition or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than our first fiscal quarter of 2008. We expect that SFAS No. 157 will not have a material effect on our consolidated financial condition or result of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and without having to apply complex hedge accounting provisions. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than our first fiscal quarter of 2008. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial condition and results of operations.

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

Interest Rate Risk

        We had fixed-income investments with a fair value of $418.0 million at March 31, 2007 that are subject to interest rate risk, compared with $326.8 million at March 31, 2006. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

        The table below summarizes our interest rate risk as of March 31, 2007 and 2006. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of March 31, 2007 and 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Interest Rate Risk as of March 31, 2007

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(33,443)	$384,549	(8.0)%
100 basis point increase	(16,416)	401,576	(3.9)%
No change	–	417,992	–
100 basis point decrease	15,804	433,796	3.8%
200 basis point decrease	30,997	448,989	7.4%

Interest Rate Risk as of March 31, 2006

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(26,989)	$299,806	(8.3)%
100 basis point increase	(13,535)	313,260	(4.1)%
No change	–	326,795	–
100 basis point decrease	13,617	340,412	4.2%
200 basis point decrease	27,316	354,111	8.4%

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

         Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.   Risk Factors

        You should carefully consider the risks described below and in our Annual Report on Form 10-K filed with the SEC on March 16, 2007, together with all of the other information included in this quarterly report. Such risks and uncertainties are not the only ones facing us. If any such risks actually occur, our business, financial condition or operating results could be harmed. Any such risks could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. Such risks also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “Cautionary Statement” in Part I, Item 2.

        Under the heading “Item 1A. Risk Factors¯Risk Related to Our Business¯Intense competition could adversely affect our ability to sell policies at rates we deem adequate” in our Annual Report on Form 10-K filed with the SEC on March 16, 2007, we include a discussion about a series of recent filings from the WCIRB to the

California Insurance Commissioner recommending decreases in advisory pure premium rates on new and renewal policies and subsequent rate reductions. We hereby update such discussion by adding that, on March 30, 2007, the WCIRB submitted an additional filing with the California Insurance Commissioner to recommend an 11.3% decrease in advisory pure premium rates on new and renewal policies effective on or after July 1, 2007. The filing was based on a review of loss and loss adjustment experience through December 31, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. The California Insurance Commissioner has not announced his recommendation regarding the proposed rate reduction.

        As previously noted, we are unable to predict the impact that proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations. If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        On January 19, 2005, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-119111), as filed with the SEC in connection with the initial public offering of 8,625,000 shares of our common stock. Our use of the proceeds from the offering does not represent a change in the use of proceeds described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 16, 2007.

        We did not purchase any of our equity securities during the three months ended March 31, 2007.

   Item 6. Exhibits

        The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.
Date: May 10, 2007
	By:	/s/ Joseph S. De Vita
Joseph S. De Vita
Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

EXHIBIT INDEX

        The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated herein by reference. Exhibits 10.1, 10.2, 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

Exhibit
Number	Description
10.1	Second Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed April 3, 2007)

10.2	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed April 3, 2007)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)