Form 10-Q
period 2007-06-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2007-08-09
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares outstanding as of August 8, 2007
Common Stock, $0.01 Par Value	20,813,213

SeaBright Insurance Holdings, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
	(in thousands)
ASSETS
Investment securities available for sale, at fair value (amortized cost $428,696 in 2007 and $399,433 in 2006)	$421,695	$399,119
Equity securities available for sale, at fair value (cost $5,645 in 2007 and $802 in 2006)	5,889	813
Cash and cash equivalents	23,034	20,412
Accrued investment income	4,636	4,208
Premiums receivable, net of allowance	7,897	8,877
Deferred premiums	135,791	118,788
Federal income tax recoverable	1,292	1,263
Service income receivable	262	792
Reinsurance recoverables	12,736	13,675
Receivable under adverse development cover	2,781	2,781
Prepaid reinsurance	2,039	1,917
Property and equipment, net	1,972	1,241
Deferred income taxes, net	15,390	12,198
Deferred policy acquisition costs, net	18,201	15,433
Intangible assets, net	1,212	1,217
Goodwill	1,527	1,527
Other assets	10,327	10,014
Total assets	$666,681	$614,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$218,679	$198,356
Unearned premiums	131,205	114,312
Reinsurance funds withheld and balances payable	306	309
Premiums payable	2,441	3,047
Accrued expenses and other liabilities	35,262	37,125
Surplus notes	12,000	12,000
Total liabilities	399,893	365,149

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized;
no shares issued and outstanding	–	–
Undesignated preferred stock, $0.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized;
issued and outstanding - 20,798,344 shares at June 30, 2007
and 20,553,400 shares at December 31, 2006	208	205
Paid-in capital	192,170	190,593
Accumulated other comprehensive loss	(4,391)	(197)
Retained earnings	78,801	58,525
Total stockholders’ equity	266,788	249,126
Total liabilities and stockholders’ equity	$666,681	$614,275

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except income per share amounts)
Revenue:
Premiums earned	$54,757	$41,794	$103,388	$85,757
Claims service income	343	533	899	1,056
Other service income	25	19	49	47
Net investment income	4,854	3,741	9,612	6,866
Net realized loss	(8)	(88)	(60)	(315)
Other income	685	869	1,642	1,625
	60,656	46,868	115,530	95,036
Losses and expenses:
Loss and loss adjustment expenses	29,012	22,065	54,930	50,528
Underwriting, acquisition and insurance
expenses	14,692	9,761	27,323	19,497
Interest expense	284	272	565	528
Other expenses	1,652	1,269	3,203	2,395
	45,640	33,367	86,021	72,948
Income before taxes	15,016	13,501	29,509	22,088

Income tax expense (benefit):
Current	5,692	4,770	10,166	9,234
Deferred	(879)	(652)	(933)	(2,497)
	4,813	4,118	9,233	6,737
Net income	$10,203	$9,383	$20,276	$15,351

Basic earnings per share	$0.50	$0.46	$1.00	$0.78
Diluted earnings per share	$0.49	$0.45	$0.97	$0.77

Weighted average basic shares outstanding	20,338,526	20,318,726	20,329,662	19,647,440
Weighted average diluted shares outstanding	20,960,268	20,750,605	20,913,518	20,045,091

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Cash flows from operating activities:
Net income	$20,276	$15,351
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	16,566	11,359
Policy acquisition costs deferred	(19,334)	(12,653)
Provision for depreciation and amortization	1,348	1,361
Compensation cost on restricted stock	935	387
Compensation cost on stock options	324	228
Net realized loss on investments	61	315
Gain on sale of fixed assets	(1)	–
Benefit for deferred federal income taxes	(933)	(2,497)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	20,323	27,124
Unearned premiums, net of deferred premiums
and premiums receivable	870	2,149
Reinsurance recoverables, net of reinsurance withheld	(6)	(1,924)
Accrued investment income	(428)	(856)
Federal income tax recoverable	(596)	(322)
Other assets and other liabilities	(925)	(3,764)
Net cash provided by operating activities	38,480	36,258

Cash flows from investing activities:
Purchases of investments	(71,101)	(229,804)
Sales of investments	10,565	122,758
Maturities and other	25,417	21,153
Purchases of property and equipment	(1,060)	(352)
Net cash used in investing activities	(36,179)	(86,245)

Cash flows from financing activities:
Proceeds from exercise of stock options	239	32
Deferred tax benefit from disqualifying dispositions	77	–
Grant of restricted shares of common stock	5	–
Net proceeds from follow-on public offering of common stock	–	57,562
Net cash provided by financing activities	321	57,594

Net increase in cash and cash equivalents	2,622	7,607
Cash and cash equivalents at beginning of period	20,412	12,135
Cash and cash equivalents at end of period	$23,034	$19,742

Supplemental disclosures:
Federal income taxes paid	$10,000	$9,250
Interest paid on surplus notes	565	518
Accrued expenses for purchases of investments	–	2,315

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

        Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the states of California, Hawaii and Alaska. In November 2003, permission was granted by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”) for KEIC to change its name to SeaBright Insurance Company (“SBIC”). As of June 30, 2007, SBIC is licensed to write workers’ compensation insurance in 45 states and the District of Columbia. PointSure is engaged primarily in administrative and wholesale insurance brokerage activities.

2. Summary of Significant Accounting Policies

      a. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, SBIC and PointSure (collectively, the “Company,” “we” or “us”). All significant intercompany transactions and amounts among these affiliated entities have been eliminated in consolidation.

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

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

        Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the three months ended June 30, 2007 and 2006, approximately 21.0% and 20.5%, respectively, of direct premiums written related to retrospectively rated policies. For the six months ended June 30, 2007 and 2006, approximately 17.0% and 23.9%, respectively, of direct premiums written related to retrospectively rated policies.

        The Company estimates the amount of premiums that have been earned but unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period. Included in deferred premiums is an accrual for earned but unbilled premiums of $1.0 million at June 30, 2007 and $1.5 million at December 31, 2006.

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

        We used a consulting actuary to evaluate the reasonableness of our liability for unpaid loss and loss adjustment expense. In light of the Company’s short operating history and uncertainties concerning the effects of legislative reform specifically as it relates to the Company’s California workers’ compensation class of business, actuarial techniques are applied that use the historical experience of the Company and the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

•	the Company’s claims experience and that of its predecessor;
•	the industry’s claims experience;
•	historical trends in reserving patterns and loss payments;
•	the impact of claim inflation;
•	the pending level of unpaid claims;
•	the cost of claim settlements;
•	legislative reforms affecting workers’ compensation; and
•	the environment in which insurance companies operate.

        Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the liability for unpaid loss and loss adjustment expense is reasonable. The estimates are reviewed quarterly and any necessary adjustment is included in the results of operations of the period in which the adjustment is determined.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      e. Reinsurance

        The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with nonaffiliated reinsurers. Reinsurance premiums, commissions, expense reimbursements and reserves related to ceded business are accounted for on a basis consistent with that used in accounting for original policies issued and the terms of the reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated periodically using generally accepted actuarial methodologies for estimating unpaid loss and loss adjustment expense liabilities, including incurred loss and paid loss development methods. Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, with a corresponding amount receivable from the seller. Amounts are shown net in the unaudited condensed consolidated statements of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

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

        The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the date of adoption and as of June 30, 2007, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required.

        The Company recognizes interest on tax related matters as interest expense and penalties as income tax expense. As of June 30, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

        The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

      g. Earnings Per Share

        The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and six month periods ended June 30, 2007 and 2006:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Basic weighted average shares outstanding	20,339	20,319	20,330	19,647
Weighted average shares issuable upon
exercise of outstanding stock options and vesting of restricted stock	621	432	584	398
Diluted weighted average shares outstanding	20,960	20,751	20,914	20,045

      h. Stock-Based Compensation

        The Company accounts for awards of stock options and restricted stock according to the provisions of SFAS No. 123R, Share-Based Payment. The following table summarizes total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Stock option compensation expense related to:
Restricted stock	$581	$329	$935	$387
Stock options	176	126	324	228
Total	$757	$455	$1,259	$615

Total related tax benefit	$211	$118	$340	$140

      i. Comprehensive Income

        The following table summarizes the Company’s comprehensive income for the three month and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$10,203	$9,383	$20,276	$15,351
Reclassification adjustment for net realized losses recorded into income	(8)	(88)	(60)	(315)
Tax benefit related to reclassification adjustment	3	31	21	110
Increase in unrealized losses on investment securities available for sale	(6,655)	(3,476)	(6,393)	(7,120)
Tax benefit related to unrealized losses	2,330	1,217	2,238	2,492
Total comprehensive income	$5,873	$7,067	$16,082	$10,518

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

3. Investments

        The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at June 30, 2007 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury securities	$9,628	$–	$(222)	$9,406
Government sponsored agency securities	41,600	–	(478)	41,122
Corporate securities	41,698	3	(1,079)	40,622
Tax-exempt municipal securities	217,121	79	(3,230)	213,970
Mortgage pass-through securities	68,680	28	(1,394)	67,314
Collateralized mortgage obligations	2,235	1	(34)	2,202
Asset-backed securities	47,734	5	(680)	47,059
Total fixed income securities	428,696	116	(7,117)	421,695
Equity securities	5,645	258	(14)	5,889
Total investment securities	$434,341	$374	$(7,131)	$427,584

        Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The Company had no direct investments in equity securities at June 30, 2007. The unrealized loss on temporarily impaired investments totaled $7.1 million at June 30, 2007 for investment securities available-for-sale with a fair value of $384.0 million. Approximately $6.7 million of total unrealized losses at June 30, 2007 were from securities that had been impaired for more than one year. At June 30, 2007, no unrealized loss exceeded 20% of the related security’s book value at that date. The following table summarizes the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss at June 30, 2007:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less Than 12 Months		12 Months or More		Total
	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
	(in thousands)
U.S. Treasury securities	$316	$(3)	$9,090	$(219)	$9,406	$(222)
Government sponsored agency securities	14,418	(50)	25,705	(428)	40,123	(478)
Corporate securities	3,661	(54)	32,871	(1,025)	36,532	(1,079)
Tax-exempt municipal securities	38,106	(156)	152,895	(3,074)	191,001	(3,230)
Mortgage pass-through securities	14,664	(97)	47,346	(1,297)	62,010	(1,394)
Collateralized mortgage obligations	–	–	1,832	(34)	1,832	(34)
Asset-backed securities	3,559	(63)	39,554	(617)	43,113	(680)
Total fixed income securities	$74,724	$(423)	$309,293	$(6,694)	$384,017	$(7,117)

        The Company regularly reviews its fixed maturity portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. The Company evaluated investment securities with June 30, 2007 fair values less than amortized cost and has determined that the decline in value is temporary and is related primarily to the change in market interest rates since purchase. Furthermore, the Company has the ability to hold the impaired investments to maturity and the intent to hold them for a period of time sufficient for recovery of their carrying amount. Therefore, no other-than-temporary impairment losses were recorded in the six months ended June 30, 2007 and 2006.

        The amortized cost and estimated fair value of fixed income securities available for sale at June 30, 2007, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$20,731	$20,685
Due after one year through five years	93,185	91,803
Due after five years through ten years	171,552	168,500
Due after ten years	24,579	24,132
Securities not due at a single maturity date	118,649	116,575
Total investment securities available for sale	$428,696	$421,695

        The amortized cost of investment securities available for sale deposited with various regulatory authorities at June 30, 2007 was $180.3 million.

4. Premiums

        Direct premiums written totaled $65.2 million and $48.6 million for the three month periods ended June 30, 2007 and 2006, respectively, and $123.0 million and $99.8 million for the six month periods then ended, respectively.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Premiums receivable consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(in thousands)
Premiums receivable	$9,203	$9,986
Allowance for doubtful accounts	(1,306)	(1,109)
	$7,897	$8,877

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

        On October 1, 2006, the Company entered into new reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $1.0 million of each loss occurrence. The new reinsurance program, which is effective through October 1, 2007, provides coverage up to $75.0 million per loss occurrence as follows:

Layer	General Description
$1.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $8.0 million.
$3.0 million excess of $2.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $12.0 million.
$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $15.0 million.
$10.0 million excess of $10.0 million each loss occurrence	Fully reinsured, subject to a limit of $7.5 million maximum for any one life and an annual aggregate limit of $20.0 million.
$55.0 million excess of $20.0 million each loss occurrence	Fully reinsured in two sub-layers. The first sub-layer affords coverage of up to $30.0 million for each loss occurrence in excess of $20.0 million, subject to an annual aggregate limit of $60.0 million, and the second sub-layer affords coverage up to $25.0 million for each loss occurrence in excess of $50.0 million, subject to an annual aggregate limit of $50.0 million. Both sub-layers are subject to a limit of $5.0 million maximum for any one life.

        The above coverage is subject to various additional limitations and exclusions as more fully described in the reinsurance agreements.

        As part of the purchase of SBIC, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, requires LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial insurance liabilities at September 30, 2003. The Agreement also requires SBIC to reimburse LMC 100% of the excess of the initial insurance liabilities at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement recorded in the accompanying unaudited consolidated balance sheets was $2.8 million at June 30, 2007. Any increase or decrease in the amount due from LMC is included in loss and loss adjustment expenses in the unaudited consolidated statements of operations.

        As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC on the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $3.4 million at June 30, 2007 and $5.2 million at December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trust account. After due evaluation, the Company complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal.

      b. Reinsurance Assumed

        The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance (the “NCCI”), which operates residual market programs on behalf of some states. The states in which we assumed residual market business at June 30, 2007 include the following: Alabama, Alaska, Arizona, Arkansas, Georgia, Idaho, Illinois, Iowa, Kansas, Michigan, Nevada, New Jersey, New Mexico, Oregon, South Carolina, South Dakota, and Virginia.

      c. Reinsurance Recoverables and Income Statement Effects

        Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(in thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$12,648	$13,504
Reinsurance recoverables on paid losses	88	171
Total reinsurance recoverables	$12,736	$13,675

        The effects of reinsurance are as follows for the three month and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Reinsurance assumed:
Written premiums	$2,343	$3,702	$4,452	$7,246
Earned premiums	2,182	1,796	4,190	5,399
Losses and loss adjustment expenses incurred	1,375	1,212	2,644	3,251
Commission expenses incurred	772	605	1,539	1,958

Reinsurance ceded:
Written premiums	$3,914	$4,230	$7,580	$8,099
Earned premiums	3,859	3,934	7,468	7,962
Losses and loss adjustment expenses incurred	706	346	(139)	833
Commission expenses incurred	315	454	565	910

6. Unpaid Loss and Loss Adjustment Expenses

        The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and six month periods ended June 30, 2007 and 2006:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$206,463	$160,063	$198,356	$142,211
Reinsurance recoverables	(12,252)	(13,777)	(13,504)	(13,745)
Net	194,211	146,286	184,852	128,466
Incurred related to:
Current period	36,804	29,356	69,913	60,957
Prior periods	(7,792)	(7,291)	(14,983)	(10,429)
Total incurred	29,012	22,065	54,930	50,528
Paid related to:
Current period	(8,153)	(4,141)	(12,641)	(5,502)
Prior periods	(9,039)	(8,494)	(21,110)	(17,776)
Total paid	(17,192)	(12,635)	(33,751)	(23,278)
Unpaid loss and loss adjustment expense, net of reinsurance recoverables	206,031	155,716	206,031	155,716
Reinsurance recoverables	12,648	13,620	12,648	13,620
Unpaid loss and loss adjustment expense	$218,679	$169,336	$218,679	$169,336

        Loss and loss adjustment expenses are net of the release of loss reserves totaling approximately $7.8 million and $15.0 million in the three month and six month periods ended June 30, 2007, respectively, compared to $7.3 million and $10.4 million for the same periods in 2006. The majority of these reserve releases relate to the Company’s California book of business and reflect a continuation of lower than anticipated patterns of loss payments in recent accident years as a result of reform legislation enacted there primarily in 2003 and 2004.

7. Surplus Notes

        In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense totaled $284,000 and $565,000 for the three month and six month periods ended June 30, 2007, respectively, and $272,000 and $528,000 for the three month and six month periods ended June 30, 2006, respectively.

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

8. Contingencies

    a.        SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of June 30, 2007, SBIC had a liability for guaranty fund and other assessments of $2.9 million and a guaranty fund receivable of $2.4 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Share-Based Payment Arrangements

        At June 30, 2007, the Company had outstanding stock options and restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004. The Stock Option Plans were further amended and restated in April 2007.

        As of June 30, 2007, options to purchase 483,855 shares of common stock were outstanding under the 2003 Plan, and no additional shares were reserved for issuance under the 2003 Plan. As of June 30, 2007, 450,229 shares of restricted stock were issued under the 2005 Plan, options to purchase 1,020,315 shares of common stock were outstanding under the 2005 Plan and 765,053 shares were reserved for issuance under the 2005 Plan.

      a. Stock Options

        The fair values of stock options granted during the three month and six month periods ended June 30, 2007 and 2006 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected term (years)	6.3	6.2	6.3	6.2
Expected stock price volatility	26.1%	26.1%	26.2%	26.1%
Risk-free interest rate	4.62%	4.96%	4.58%	4.73%
Expected dividend yield	–	–	–	–

Estimated fair value per option	$6.84	$6.28	$6.76	$6.41

        The following table summarizes stock option activity for the six months ended June 30, 2007:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2006	918,154	$9.39	7.6	$–
Granted	139,700	18.32	–	–
Forfeited	(8,949)	13.13	–	–
Exercised	(28,590)	8.36	–	–
Cancelled	–	–	–	–
Outstanding at June 30, 2007	1,020,315	10.61	7.5	7,012.4

Exercisable at June 30, 2007	516,327	8.32	6.8	4,728.2

        The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $17.48 on June 30, 2007. As of June 30, 2007, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.7 million, which is expected to be recognized over a weighted average period of approximately 34 months. Proceeds from the exercise of stock options totaled approximately $239,100 for the six months ended June 30, 2007. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was approximately $287,500.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents additional information regarding options outstanding as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 6.54	459,928	6.3	$6.54	339,447	$6.54
10.50-12.54	303,874	7.6	10.61	148,913	10.64
15.44-18.68	256,513	9.3	17.90	27,967	17.64
	1,020,315	7.5	10.61	516,327	8.32

      b. Nonvested Stock

        The following table summarizes nonvested stock activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	233,875	$17.39
Granted	232,104	18.22
Vested	–	–
Forfeited	(15,750)	17.97
Outstanding at June 30, 2007	450,229	17.80

        As of June 30, 2007, there was $5.9 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 28 months. No shares vested during the quarter ended June 30, 2007.

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

        To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to developments in KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the positive development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was approximately $3.4 million at June 30, 2007 and $5.2 million at December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the Trust. After due evaluation, the Company complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover agreement, it is unlikely that we would recover any future amounts owing by LMC to us.

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

        We earn our direct premiums written from our maritime, alternative dispute resolution (“ADR”) and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington State United States Longshore and Harbor Workers Compensation Act Assigned Risk Plan (the “Washington USL&H Assigned Risk Plan”). We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business back to the USL&H Assigned Risk Plan. Premiums from the Washington USL&H Assigned Risk Plan are included in both direct premiums written and ceded premiums written.

        We analyze our growth and earnings potential, in part, through the non-GAAP financial measures of gross premiums written, net premiums written and in-force premiums. In-force premiums refers to our current annual gross premiums written that have active or unexpired policies, excluding premiums received from the Washington USL&H Assigned Risk Plan, and represents premiums from our total customer base. In-force premiums as of June 30, 2007 and 2006 were $242.1 million and $186.4 million, respectively. The following table provides a reconciliation of gross premiums written and net premiums written to net premiums earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Direct premiums written	$65,216	$48,665	$123,033	$99,816
Assumed premiums written	2,343	3,702	4,452	7,246
Gross premiums written	67,559	52,367	127,485	107,062
Ceded premiums	(3,914)	(4,213)	(7,580)	(8,099)
Net premiums written	63,645	48,154	119,905	98,963
Change in unearned premiums, net of reinsurance	(8,888)	(6,360)	(16,517)	(13,206)
Premiums earned	$54,757	$41,794	$103,388	$85,757

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

      Claims Service Income

        We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the six months ended June 30, 2007 and 2006, approximately 51.1% and 70.4%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to the Eagle Entities diminish.

      Other Service Income

        Following the Acquisition, we entered into servicing arrangements with LMC to provide policy administration and accounting services for policies written by the Eagle Entities prior to the Acquisition. The fee income we receive for providing these services approximates our costs and will substantially decrease over the next several years as transactions related to the Eagle Entities diminish.

        Our expenses consist primarily of:

      Loss and Loss Adjustment Expenses

        Loss and loss adjustment expenses represent our largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for current and prior periods and (3) costs associated with investigating, defending and adjusting claims.

        The net loss ratio, expressed as a percentage, is a key non-GAAP financial measure that we use in monitoring our profitability. The net loss ratio is calculated by dividing loss and loss adjustment expenses for the period less claims service income by premiums earned for the period.

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

        The net underwriting expense ratio, expressed as a percentage, is a key non-GAAP financial measure that we use in monitoring our profitability. The net underwriting expense ratio is calculated by dividing underwriting, acquisition and insurance expenses for the period less other service income by premiums earned for the period.

      Interest Expense

        We incur interest expense on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR rate two London banking days prior to the interest payment period, plus 400 basis points.

Results of Operations

      Three Month and Six Month Periods Ended June 30, 2007 and 2006

        Gross Premiums Written. Gross premiums written for the three months ended June 30, 2007 totaled $67.6 million, an increase of $15.2 million, or 29.0%, from $52.4 million in the same period of 2006. For the six months ended June 30, 2007, gross premiums written totaled $127.5 million, an increase of $20.4 million, or 19.0%, from $107.1 million in the same period of 2006 even though we continued to experience rate reductions in California, our largest market, as well as in other states. Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan, the number of customers we serviced increased 53.7% from 536 at June 30, 2006 to 824 at June 30, 2007 and in-force payrolls, one of the factors used in determining premium charges, increased 62.1% from $2.9 billion at June 30, 2006 to $4.7 billion one year later. California continues to be our largest market, accounting for approximately $111.4 million (46.0%) of our in-force premiums as of June 30, 2007 compared to $112.7 million (60.5%) as of June 30, 2006, representing a decrease of $1.3 million (1.2%). The decrease in California in-force premiums resulted primarily from rate reductions brought about by reform legislation enacted several years ago.

        In December 2006, we announced the division of our Southern region into two markets, allowing us to devote greater focus and resources to further develop our key states in this region. Our new Southeast region is developing business in selected states, including Florida. This new region contributed approximately $2.3 million and $3.7 million to our direct premiums written in the three month and six month periods ended June 30, 2007, respectively. The Gulf region, which is based in Houston, Texas, now focuses primarily on developing business in the states of Texas and Louisiana. This new region contributed approximately $11.8 million and $17.9 million to our direct premiums written for the three month and six month periods ended June 30, 2007, respectively. Alaska continues to be our second largest market and accounted for approximately $22.9 million (9.5%) of our in-force premiums as of June 30, 2007, representing an increase of $0.9 million from $22.0 million (11.8%) as of June 30, 2006. Illinois is our third largest market and accounted for approximately $22.4 million (9.3%) of our in-force premiums as of June 30, 2007, representing an increase of $14.8 million from $7.6 million (4.0%) as of June 30, 2006. The remaining states in our top five markets were Louisiana and Hawaii, which accounted for approximately $20.2 million (8.3%) and $13.8 million (5.7%) of our in-force premiums as of June 30, 2007, respectively, compared to $6.7 million (3.6%) and $13.4 million (7.2%), respectively, of our in-force premiums as of June 30, 2006.

        On March 30, 2007, the California Workers’ Compensation Insurance Rating Bureau (the “WCIRB”) submitted a filing with the California Insurance Commissioner to recommend an 11.3% decrease in advisory pure premium rates on new and renewal policies effective on or after July 1, 2007. The filing was based on a review of loss and loss adjustment experience through December 31, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On May 29, 2007, the California Insurance Commissioner recommended a 14.2% decrease in rates effective July 1, 2007. On June 8, 2007, after completing a study of our California loss data, we filed with the California Insurance Commissioner our new rates reflecting an average reduction of 14.2% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2007. The filing was approved on June 12, 2007. This is the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%.

        Rate reductions have also been proposed in other states in which we operate. For example, effective January 1, 2007, we adopted the following rate decreases recommended by the National Council for Compensation Insurance (the “NCCI”): 10.5% in Alaska, 12.3% in Hawaii and 2.0% in Illinois. Effective July 1, we adopted a 15.8% reduction in Louisiana, which is 2.0% more than the 13.8% rate decrease recommended by the NCCI.

        Net Premiums Written. Net premiums written for the three months ended June 30, 2007 totaled $63.6 million, an increase of $15.4 million, or 32.0%, from $48.2 million in the same period of 2006. For the six months ended June 30, 2007, net premiums written totaled $119.9 million, an increase of $20.9 million, or 21.1%, from $99.0 million in the same period of 2006. The increases in net premiums written for the three month and six month periods ended June 30, 2007 are reflective of similar increases in gross premiums written and reductions in premium rates on our ceded reinsurance contracts. Net premiums written are affected by premiums ceded under reinsurance agreements with external reinsurers. For the three months ended June 30, 2007, ceded written premiums totaled $3.9 million (5.8% of gross premiums written) compared to $4.2 million (8.0% of gross premiums written) in the same period of 2006. Ceded written premiums for the six months ended June 30, 2007 totaled $7.6 million (6.0% of gross premiums written) compared to $8.1 million (7.6% of gross premiums written) in the same period of 2006. The decrease in ceded premiums as a percentage of gross premiums written resulted primarily from the renewal of our excess of loss reinsurance program on October 1, 2006 at average rates that are approximately 16.8% lower than rates under the prior reinsurance program. We were able to achieve savings at the lower tiers of our program while increasing our catastrophe coverage from $50.0 million to $75.0 million.

        Net Premiums Earned. Net premiums earned for the three months ended June 30, 2007 totaled $54.8 million, an increase of $13.0 million, or 31.1%, over $41.8 million in the same period of 2006. For the six months ended June 30, 2007, net premiums earned totaled $103.4 million, an increase of $17.6 million, or 20.5%, from $85.8 million in the same period of 2006. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written. Our direct premiums earned for the three months ended June 30, 2007 increased $12.5 million (28.5%) to $56.4 million from $43.9 million in 2006. Our direct premiums earned for the six months ended June 30, 2007 increased $18.4 million (20.8%) to $106.7 million from $88.3 million for the same period in 2006. The increase in our direct premiums earned is the result of our premium growth as described above.

        Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the three month and six month periods ended June 30, 2007 were $3.9 million and $7.5 million, respectively. This represents no change from the three month period ended June 30, 2006 and a decrease of $0.5 million (6.3%) from $8.0 million in the six months ended June 30, 2006. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Included in the net premiums earned for the three months ended June 30, 2007 is an increase of $0.4 million (21.5%) in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. For the six months ended June 30, 2007, assumed premiums earned decreased $1.2 million (22.4%) to $4.2 million from $5.4 million in the same period of 2006.

        Net Investment Income. Net investment income for the three months ended June 30, 2007 totaled $4.9 million, an increase of $1.2 million, or 32.4%, over $3.7 million in the same period of 2006. For the six months ended June 30, 2006, net investment income totaled $9.6 million, an increase of $2.7 million, or 39.1%, from $6.9 million in the same period of 2006. Average invested assets for the three months ended June 30 increased $88.0 million (24.7%) from $356.6 million in 2006 to $444.6 million in 2007. For the six months ended June 30, average invested assets increased $119.2 million (37.7%) from $316.3 million in 2006 to $435.5 million in 2007. This increase in our investment portfolio is due primarily to strong cash flow from operations of $90.3 million for the year ended December 31, 2006 and $38.5 million for the six months ended June 30, 2007 and, to a lesser degree, the $57.6 million in proceeds from the follow-on offering of our common stock in February 2006. Our yield on average invested assets for the three months ended June 30, 2007 was approximately 4.4% compared to approximately 4.2% for the same period in 2006. For the six months ended June 30, 2007, our yield on average invested assets was 4.4% compared to approximately 4.3% for the same period in 2006.

        Service Income. Service income for the three months ended June 30, 2007 totaled $368,000, a decrease of $184,000, or 33.3%, from $552,000 in the same period of 2006. For the six months ended June 30, 2007, service income totaled $0.9 million, a decrease of $0.2 million, or 18.2%, from $1.1 million in the same period of 2006. Our service income results primarily from service arrangements we have with LMC and other companies for claims processing, policy administration and administrative services that we perform for them. Average monthly fees from arrangements with LMC for services we provide in connection with the Eagle Entities’ insurance policies are declining as the volume of work decreases due to the run off of our predecessor’s business. Approximately 50.3% of our service income in the three-month period ended June 30, 2007 came from third party claims administration services that we provide to independent, unrelated companies and, to a lesser degree, administrative fees charged to our policyholders that have high deductible policies, compared to 30.9% in the same period of 2006. For the six-month period ended June 30, 2007, approximately 50.2% of our service income came from such services and fees, compared to approximately 28.4% in the same period of 2006.

        Other Income. Other income for the three months ended June 30, 2007 totaled $685,000, a decrease of $184,000, or 21.2%, from $869,000 in the same period of 2006. For the six months ended June 30, 2007 and 2006, other income totaled $1.6 million. Other income is derived primarily from the operations of PointSure, our non-insurance subsidiary. PointSure represented 20 insurance companies as of June 30, 2007.

        Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses for the three months ended June 30, 2007 totaled $29.0 million, an increase of $6.9 million, or 31.2%, from $22.1 million in the same period of 2006. For the six months ended June 30, 2006, loss and loss adjustment expenses totaled $54.9 million, an increase of $4.4 million, or 8.7%, from $50.5 million in the same period of 2006. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended June 30, 2007 was 52.4% compared to 51.5% for the same period in 2006. Our net loss ratio for the six months ended June 30, 2007 was 52.3% compared to 57.7% for the same period in 2006. Included in the loss ratios for the three month and six month periods ended June 30, 2007 were reductions of approximately $7.8 million and $15.0 million, respectively, of previously recorded direct net loss reserves to reflect a continuation of lower than anticipated patterns of loss payments in recent accident years. Included in the loss ratios for the three month and six month periods ended June 30, 2006, were reductions of approximately $7.3 million and $10.4 million, respectively. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business we involuntarily assume from the NCCI.

        There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted primarily in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at June 30, 2007 that are based upon our current best estimate of loss costs, taking into consideration the recent lower paid loss claim data and incurred loss trends.

        As of June 30, 2007, we had recorded a receivable of approximately $2.8 million for adverse loss development of KEIC reserves since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover agreement. At June 30, 2007, we have access to approximately $3.4 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover agreement. The balance of the Trust, including interest, was $5.2 million at December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account. After due evaluation, we complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal.

        Underwriting Expenses. Underwriting expenses for the three months ended June 30, 2007 totaled $14.7 million, an increase of $4.9 million, or 50.0%, from $9.8 million in the same period of 2006. For the six months ended June 30, 2007, underwriting expenses totaled $27.3 million, an increase of $7.8 million, or 40.0%, from $19.5 million in the same period of 2006. Our net underwriting expense ratio for the three months ended June 30, 2007, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, was 26.8%, compared to 23.3% for the same period in 2006. For the six months ended June 30, 2007, our net underwriting expense ratio was 26.4%, compared to 22.7% for the same period of 2006. The increases in the net underwriting expense ratio for the three month and six month periods ended June 30, 2007 are primarily the result of increases in the number of staff, staffing related costs and other premium production-related expenses, including commission expense, as we continue to grow our business in existing offices and in new offices recently opened in Philadelphia, Atlanta, and Phoenix. These new offices have not yet reached the premium production levels required to contribute to earnings. The number of employees grew from 172 at June 30, 2006 to 210 at June 30, 2007, representing an increase of 22.1%. For the three month and six month periods ended June 30, 2007, the number of employees grew 6.7% and 18.0%, respectively.

        Commission expense as a percentage of net earned premiums averaged 9.2% for the three months ended June 30, 2007 compared to 7.8% in the same period of 2006. Commission expense as a percentage of net earned premiums for the six months ended June 30, 2007 and 2006 averaged 9.2% and 8.3%, respectively. These increases are driven primarily by the California market as brokers try to maintain cash flow during a period of declining premium rates.

        Interest Expense. Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $284,000 for the three months ended June 30, 2007, compared to $272,000 for the same period in 2006, representing an increase of $12,000, or 4.4%. Interest expense for the six months ended June 30, 2007 totaled $565,000, compared to $528,000 for the same period in 2006, representing an increase of $37,000, or 7.0%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, increased from 9.21% at June 30, 2006 to 9.36% at June 30, 2007.

        Other Expenses. Other expenses for the three months ended June 30, 2007 totaled $1.7 million, an increase of $0.4 million, or 30.8%, over $1.3 million in the same period of 2006. For the six months ended June 30, 2007, other expenses totaled $3.2 million, an increase of $0.8 million, or 33.3%, from $2.4 million in the same period of 2006. Other expenses result primarily from the operations of PointSure, our non-insurance subsidiary which continued to experience direct costs associated with the expansion of insurance products they offer. Other expenses for the three month and six month periods ended June 30, 2007 also included charges of $650,000 and $840,000, respectively, related to our annual report and annual shareholders meeting as well as other non-recurring expenses. Other expenses for the three month and six month periods ended June 30, 2006 included a one-time charge of $305,000 related to a legal settlement.

        Federal Income Tax Expense. The effective tax rate for the three months ended June 30, 2007 was 32.1%, compared to 30.5% for the same period in 2006. For the six months ended June 30, 2007 our effective tax rate was 31.3% compared to 30.5% in the same period of 2006. The increases in our effective tax rate are primarily attributable to a decrease in the proportion of tax-exempt municipal securities in our portfolio and an overall increase in taxable income as a result of our continued growth. At June 30, 2007, approximately 50.0% of our investment portfolio was invested in tax-exempt municipal securities, compared to approximately 58.2% at June 30, 2006.

        Net Income. Net income was $10.2 million for the three months ended June 30, 2007, compared to $9.4 million for the same period in 2006, representing an increase of $0.8 million, or 8.5%. Net income for the six months ended June 30, 2007 totaled $20.3 million, an increase of $4.9 million, or 31.8%, from $15.4 million in the same period of 2006. The increase in net income for the three and six months ended June 30, 2007 resulted primarily from increases in premiums earned and investment income and decreases in loss and loss adjustment expenses recognized in the period, offset by increases in underwriting, acquisition and insurance expenses, and other expenses.

Liquidity and Capital Resources

        Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

        Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of June 30, 2007 has an effective duration of 4.9 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

        At June 30, 2007, our portfolio was made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. Prior to March 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In November 2006, our investment policy was revised to allow for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest environment, we would expect to incur losses from such sales.

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

        Our unaudited consolidated net cash provided by operating activities for the six months ended June 30, 2007 was $38.5 million, compared to $36.3 million for the same period in 2006. The increase resulted primarily from the increases in unpaid loss and loss adjustment expense and balances related to reinsurance recoverables, offset by decreases in other assets and liabilities, all as a result of the growth of our business.

        We used net cash of $36.2 million for investing activities in the six months ended June 30, 2007, compared to $86.2 million for the same period in 2006. The difference between periods is primarily attributable to a reduction in funds available for investing activities, offset by an increase in funds available for investment from operating activities. In February 2006, we invested net proceeds totaling approximately $57.6 million resulting from a follow-on public offering of 3,910,000 shares of our common stock.

        For the six months ended June 30, 2007, financing activities provided cash of $321,000, compared to $57.6 million in the same period in 2006. As described below, the majority of cash provided by financing activities resulted from the sale of our common stock and, to a much lesser degree, from the exercise of common stock options by our employees.

Contractual Obligations and Commitments

        The following table identifies our contractual obligations by payment due period as of June 30, 2007:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$–	$–	$–	$12,000
Loss and loss adjustment expenses	218,679	72,164	94,251	20,118	32,146
Operating lease obligations	13,817	1,485	5,655	2,802	3,875
Total	$244,496	$73,649	$99,906	$22,920	$48,021

        The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of June 30, 2007 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

        As of June 30, 2007, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      Retrospective Premiums

        Retrospective premiums for primary and reinsured risks are included in income as earned on a pro rata basis over the effective period of the respective policies. Earned premiums on retrospectively rated policies are based on our estimate of loss experience as of the measurement date. Unearned premiums are deferred and include that portion of premiums written that is applicable to the unexpired period of the policies in force and estimated adjustments of premiums on policies that have retrospective rating endorsements. Retrospectively rated policies accounted for approximately 21.0% and 20.5% of direct premiums written in the three month periods ended June 30, 2007 and 2006, respectively, and 17.0% and 23.9% of direct premiums written for the six month periods then ended, respectively.

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

Interest Rate Risk

        We had fixed-income investments with a fair value of $421.7 million at June 30, 2007 that are subject to interest rate risk, compared with $339.6 million at June 30, 2006. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

        The table below summarizes our interest rate risk as of June 30, 2007 and 2006. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of June 30, 2007 and 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Interest Rate Risk as of June 30, 2007

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(36,191)	$385,504	(8.6)%
100 basis point increase	(18,124)	403,571	(4.3)%
No change	–	421,695	–
100 basis point decrease	18,182	439,877	4.3%
200 basis point decrease	36,421	458,116	8.6%

Interest Rate Risk as of June 30, 2006

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(29,882)	$309,761	(8.8)%
100 basis point increase	(15,123)	324,520	(4.5)%
No change	–	339,643	–
100 basis point decrease	15,487	355,130	4.6%
200 basis point decrease	31,338	370,981	9.2%

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

      Changes in Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the heading “Item 1A. Risk Factors Risk Related to Our Business Intense competition could adversely affect our ability to sell policies at rates we deem adequate” in our Annual Report on Form 10-K filed with the SEC on March 16, 2007, we include a discussion about a series of recent filings from the WCIRB to the California Insurance Commissioner recommending decreases in advisory pure premium rates on new and renewal policies and subsequent rate reductions. We hereby update such discussion by adding that, on March 30, 2007, the WCIRB submitted an additional filing with the California Insurance Commissioner to recommend an 11.3% decrease in advisory pure premium rates on new and renewal policies effective on or after July 1, 2007. The filing was based on a review of loss and loss adjustment experience through December 31, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On May 29, 2007, the California Insurance Commissioner recommended a 14.2% decrease in rates effective July 1, 2007. On June 8, 2007, after completing a study of our California loss data, we filed with the California Insurance Commissioner our new rates reflecting an average reduction of 14.2% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2007. The filing was approved on June 12, 2007.

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

        We did not purchase any of our equity securities during the three months ended June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

        The 2007 annual meeting of stockholders of SIH was held on May 15, 2007. At the annual meeting, our stockholders were asked to elect six directors to the Board of Directors and to ratify the Audit Committee’s appointment of KPMG LLP as SIH’s independent auditors for the year ending December 31, 2007. Following are the results of the election:

        Proposal I:   Election of six directors to the Board of Directors

	Votes For	Votes Withheld
John G. Pasqualetto	18,178,881	968,964
Peter Y. Chung	18,857,360	290,485
Joseph A. Edwards	18,899,460	248,385
William M. Feldman	18,856,180	291,665
Mural R. Josephson	18,857,360	290,485
George M. Morvis	18,355,990	791,855

Proposal II: Ratification of the Audit Committee’s appointment of KPMG LLP as independent auditor for the year ending December 31, 2007
Votes for	19,088,837
Votes against	56,908
Abstentions	2,100

        There were no broker non-votes in the election of directors since brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to the election of directors.

Item 6. Exhibits

        The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.
Date: August 9, 2007
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