Form 10-Q
period 2007-09-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2007-11-09
CIK 1267201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 000-51124 SeaBright Insurance Holdings, Inc. (Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☒      No ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer ☐     Accelerated filer ☒       Non-accelerated filer ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares outstanding as of November 8, 2007
Common Stock, $0.01 Par Value	20,831,102

SeaBright Insurance Holdings, Inc. Index to Form 10-Q

PART I — FINANCIAL INFORMATION Item 1. Financial Statements SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006

	(Unaudited)
	(in thousands)
ASSETS
Fixed income securities available for sale, at fair value (amortized cost $430,301 in 2007 and $399,433 in 2006)	$429,315	$399,119
Equity securities available for sale, at fair value (cost $8,873 in 2007 and $802 in 2006)	9,268	813
Preferred stock available for sale, at fair value (cost $5,431)	5,358	–
Cash and cash equivalents	41,508	20,412
Accrued investment income	4,725	4,208
Premiums receivable, net of allowance	11,922	8,877
Deferred premiums	131,834	118,788
Federal income tax recoverable	954	1,263
Service income receivable	428	792
Reinsurance recoverables	12,969	13,675
Receivable under adverse development cover	2,781	2,781
Prepaid reinsurance	1,794	1,917
Property and equipment, net	2,098	1,241
Deferred income taxes, net	14,014	12,198
Deferred policy acquisition costs, net	18,059	15,433
Intangible assets, net	1,210	1,217
Goodwill	1,527	1,527
Other assets	12,022	10,014

Total assets	$701,786	$614,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$233,717	$198,356
Unearned premiums	131,739	114,312
Reinsurance funds withheld and balances payable	681	309
Premiums payable	2,859	3,047
Accrued expenses and other liabilities	39,429	37,125
Surplus notes	12,000	12,000

Total liabilities	420,425	365,149

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 20,823,602 shares at September 30, 2007 and 20,553,400 shares at December 31, 2006	208	205
Paid-in capital	193,134	190,593
Accumulated other comprehensive loss	(432)	(197)
Retained earnings	88,451	58,525

Total stockholders’ equity	281,361	249,126

Total liabilities and stockholders’ equity	$701,786	$614,275

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(in thousands, except income per share amounts)
Revenue:
Premiums earned	$59,721	$47,819	$163,109	$133,576
Claims service income	432	497	1,331	1,553
Other service income	55	31	104	78
Net investment income	5,174	3,970	14,786	10,836
Net realized loss	(25)	(74)	(85)	(389)
Other income	1,376	508	3,018	2,133

	66,733	52,751	182,263	147,787

Losses and expenses:
Loss and loss adjustment expenses	34,921	27,879	89,851	78,407
Underwriting, acquisition and insurance expenses	15,172	10,099	42,495	29,581
Interest expense	289	285	854	813
Other expenses	2,020	1,449	5,223	3,859

	52,402	39,712	138,423	112,660

Income before taxes	14,331	13,039	43,840	35,127

Income tax expense (benefit):
Current	5,438	4,521	15,604	13,755
Deferred	(757)	(579)	(1,690)	(3,076)

	4,681	3,942	13,914	10,679

Net income	$9,650	$9,097	$29,926	$24,448

Basic earnings per share	$0.47	$0.45	$1.47	$1.23
Diluted earnings per share	$0.46	$0.44	$1.43	$1.21

Weighted average basic shares outstanding	20,350,778	20,319,525	20,336,778	19,873,930
Weighted average diluted shares outstanding	20,989,481	20,686,161	20,950,968	20,269,730

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,

	2007	2006

	(in thousands)
Cash flows from operating activities:
Net income	$29,926	$24,448
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	26,564	21,079
Policy acquisition costs deferred	(29,190)	(22,840)
Provision for depreciation and amortization	2,058	2,087
Compensation cost on restricted stock	1,617	720
Compensation cost on stock options	530	363
Net realized loss on investments	85	389
Gain on sale of fixed assets	(1)	—
Benefit for deferred federal income taxes	(1,690)	(3,076)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	35,360	42,434
Unearned premiums, net of deferred premiums and premiums receivable	1,453	(3,512)
Reinsurance recoverables, net of reinsurance withheld	167	(206)
Accrued investment income	(517)	(1,018)
Federal income tax recoverable	309	(1,052)
Other assets and other liabilities	1,297	55

Net cash provided by operating activities	67,968	59,871

Cash flows from investing activities:
Purchases of investments	(95,333)	(254,420)
Sales of investments	17,758	140,438
Maturities and other	31,710	10,989
Purchases of property and equipment	(1,405)	(585)

Net cash used in investing activities	(47,270)	(103,578)

Cash flows from financing activities:
Proceeds from exercise of stock options	310	32
Deferred tax benefit from disqualifying dispositions	83	—
Grant of restricted shares of common stock	5	—
Net proceeds from follow-on public offering of common stock	—	57,562

Net cash provided by financing activities	398	57,594

Net increase in cash and cash equivalents	21,096	13,887
Cash and cash equivalents at beginning of period	20,412	12,135

Cash and cash equivalents at end of period	$41,508	$26,022

Supplemental disclosures:
Federal income taxes paid	$14,850	$14,500
Interest paid on surplus notes	852	800
Accrued expenses for purchases of investments	—	8,413

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

         Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the states of California, Hawaii and Alaska. In November 2003, permission was granted by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”) for KEIC to change its name to SeaBright Insurance Company (“SBIC”). As of September 30, 2007, SBIC is licensed to write workers’ compensation insurance in 45 states and the District of Columbia. PointSure is engaged primarily in administrative and wholesale insurance brokerage activities.

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

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

         Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the three months ended September 30, 2007 and 2006, approximately 23.2% and 29.6%, respectively, of direct premiums written related to retrospectively rated policies. For the nine months ended September 30, 2007 and 2006, approximately 19.2% and 25.7%, respectively, of direct premiums written related to retrospectively rated policies.

         The Company estimates the amount of premiums that have been earned but unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against in-force earned premiums. Included in deferred premiums is an accrual for earned but unbilled premiums of $0 at September 30, 2007 and $1.5 million at December 31, 2006.

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

         Balances due from reinsurers on unpaid loss and loss adjustment expenses, including an estimate of such recoverables related to reserves for IBNR losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid loss and loss adjustment expenses are not recoverable from the reinsurer until such losses are paid. Should a reinsurer be unable or unwilling to pay such amounts to the Company when due, the Company would be liable for such obligations. The Company periodically evaluates its reinsurance recoverables, including the financial ratings of its reinsurers, and revises its estimates of such amounts as conditions and circumstances change. The Company does not believe that it is currently exposed to any material credit risk through its reinsurance agreements because most of its reinsurance is recoverable from large, well-capitalized reinsurance companies. Historically, no amounts from reinsurers have been written-off as uncollectible.

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

         The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the date of adoption and as of September 30, 2007, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required.

         The Company recognizes interest on tax related matters as interest expense and penalties as income tax expense. As of September 30, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

         The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

g. Earnings Per Share

         The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and nine month periods ended September 30, 2007 and 2006:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Basic weighted average shares outstanding	20,350,778	20,319,525	20,336,778	19,873,930
Weighted average shares issuable upon exercise of outstanding stock options and vesting of restricted stock	638,703	366,636	614,190	395,800

Diluted weighted average shares outstanding	20,989,481	20,686,161	20,950,968	20,269,730

h. Stock-Based Compensation

         The Company accounts for awards of stock options and restricted stock according to the provisions of SFAS No. 123R, Share-Based Payment. The following table summarizes total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)
Stock option compensation expense related to:
Restricted stock	$681	$134	$1,616	$362
Stock options	207	334	531	721

Total	$888	$468	$2,147	$1,083

Total related tax benefit	$247	$120	$587	$260

i. Comprehensive Income

The following table summarizes the Company’s comprehensive income for the three month and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)
Net income	$9,650	$9,097	$29,926	$24,448
Reclassification adjustment for net realized losses recorded into income	(25)	(74)	(85)	(389)
Tax benefit related to reclassification adjustment	9	26	30	136
Decrease (increase) in unrealized losses on investment securities available for sale	6,117	9,135	(276)	2,015
Tax benefit (expense) related to change in unrealized losses	(2,142)	(3,197)	96	(705)

Total comprehensive income	$13,609	$14,987	$29,691	$25,505

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

k. Reclassifications

         Certain reclassifications have been made to the prior years’ financial statements to conform to classifications used in the current year.

3.   Investments

         The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at September 30, 2007 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed income securities:	(in thousands)
U.S. Treasury securities	$9,931	$36	$(57)	$9,910
Government sponsored agency securities	38,899	122	(80)	38,941
Corporate securities	42,669	38	(737)	41,970
Tax-exempt municipal securities	221,895	1,268	(953)	222,210
Mortgage pass-through securities	67,908	188	(655)	67,440
Collateralized mortgage obligations	2,066	—	(27)	2,039
Asset-backed securities	46,933	53	(182)	46,805

Total fixed income securities	430,301	1,705	(2,691)	429,315
Equity securities	8,873	399	(4)	9,268
Preferred stock	5,431	—	(73)	5,358

Total investment securities	$444,605	$2,104	$(2,768)	$443,941

         Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The unrealized loss on temporarily impaired investments totaled $2.8 million at September 30, 2007 for investment securities available-for-sale with a fair value of $218.1 million. Approximately $1.4 million of total unrealized losses at September 30, 2007 were from securities that had been impaired for more than one year. At September 30, 2007, no unrealized loss exceeded 20% of the related security’s book value at that date. The following table summarizes the fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss at September 30, 2007:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less Than 12 Months		12 Months or More		Total

Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss

	(in thousands)
Fixed income securities:
U.S. Treasury securities	$312	$—	$4,177	$(57)	$4,489	$(57)
Government sponsored agency securities	3,692	(35)	5,572	(45)	9,264	(80)
Corporate securities	11,536	(246)	22,207	(491)	33,743	(737)
Tax-exempt municipal securities	63,467	(719)	31,060	(234)	94,527	(953)
Mortgage pass-through securities	28,701	(227)	16,095	(428)	44,796	(655)
Collateralized mortgage obligations	321	(9)	1,718	(18)	2,039	(27)
Asset-backed securities	17,165	(82)	7,023	(100)	24,188	(182)

Total fixed income securities	125,194	(1,318)	87,852	(1,373)	213,046	(2,691)
Equity securities	641	(4)	—	—	641	(4)
Preferred stock	4,374	(73)	—	—	4,374	(73)

Total	$130,209	$(1,395)	$87,852	$(1,373)	$218,061	$(2,768)

         The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. The Company evaluated investment securities with September 30, 2007 fair values less than amortized cost and has determined that the decline in value is temporary and is related primarily to the change in market interest rates since purchase. Furthermore, the Company has the ability to hold the impaired investments to maturity and the intent to hold them for a period of time sufficient for recovery of their carrying amount. No other-than-temporary impairment losses were recorded in the three month or nine month periods ended September 30, 2007 and 2006.

         The amortized cost and estimated fair value of fixed income securities available for sale at September 30, 2007, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value

	(in thousands)
Due in one year or less	$37,901	$37,976
Due after one year through five years	80,655	80,197
Due after five years through ten years	172,804	172,834
Due after ten years	22,035	22,024
Securities not due at a single maturity date	116,906	116,284

Total investment securities available for sale	$430,301	$429,315

The amortized cost of investment securities available for sale deposited with various regulatory authorities at September 30, 2007 was $179.9 million.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Premiums

         Direct premiums written totaled $65.6 million and $44.6 million for the three month periods ended September 30, 2007 and 2006, respectively, and $188.7 million and $144.4 million for the nine month periods then ended, respectively.

         Premiums receivable consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

	(in thousands)
Premiums receivable	$13,214	$9,986
Allowance for doubtful accounts	(1,292)	(1,109)

	$11,922	$8,877

5. Reinsurance

a. Reinsurance Ceded

         Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. For the period from October 1, 2006 through October 1, 2007 and for the period from October 1, 2007 through October 1, 2008, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $1.0 million of each loss occurrence. Losses in excess of $1.0 million up to $75.0 million are reinsured as follows:

Layer	General Description

$1.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $8.0 million

$3.0 million excess of $2.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million

$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million

$10.0 million excess of $10.0 million each loss occurrence	Fully reinsured, subject to a limit of $7.5 million maximum for any one life and an aggregate limit of $20.0 million.

$55.0 million excess of $20.0 million each loss occurrence	Fully reinsured in two sub-layers. The first sub-layer affords coverage of up to $30.0 million for each loss occurrence in excess of $20.0 million, subject to an aggregate annual limit of $60.0 million, and the second sub-layer affords coverage up to $25.0 million for each loss occurrence in excess of $50.0 million, subject to an annual aggregate limit of $50.0 million. Both sub-layers are subject to a limit of $5.0 million maximum for any one life.

         The above coverages are subject to various additional limitations and exclusions as more fully described in the reinsurance agreements.

         As part of the purchase of SBIC, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, requires LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial insurance liabilities at September 30, 2003. The Agreement also requires SBIC to reimburse LMC 100% of the excess of the initial insurance liabilities at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement recorded in the accompanying unaudited consolidated balance sheets was $2.8 million at September 30, 2007. Any increase or decrease in the amount due from LMC is included in loss and loss adjustment expenses in the unaudited consolidated statements of operations.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC on the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $3.5 million at September 30, 2007 and $5.2 million at December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account. After due evaluation, the Company complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal.

b. Reinsurance Assumed

         The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance (the “NCCI”), which operates residual market programs on behalf of some states. The states in which we assumed residual market business at September 30, 2007 include the following: Alabama, Alaska, Arizona, Arkansas, Connecticut, Delaware, the District of Columbia, Georgia, Idaho, Illinois, Iowa, Kansas, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, Oregon, South Carolina, and Virginia.

c. Reinsurance Recoverables and Income Statement Effects

         Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

	(in thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$12,780	$13,504
Reinsurance recoverables on paid losses	189	171

Total reinsurance recoverables	$12,969	$13,675

The effects of reinsurance are as follows for the three month and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)
Reinsurance assumed:
Written premiums	$2,357	$(1,786)	$6,809	$5,460
Earned premiums	2,199	(1,127)	6,389	4,272
Losses and loss adjustment expenses incurred	1,462	(1,218)	4,106	2,033
Related commissions	821	(460)	2,360	1,498

Reinsurance ceded:
Written premiums	$4,200	$3,798	$11,781	$11,897
Earned premiums	4,286	4,126	11,754	12,088
Losses and loss adjustment expenses incurred	530	405	391	1,238
Related commissions	313	255	878	1,165

6.   Unpaid Loss and Loss Adjustment Expenses

         The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and nine month periods ended September 30, 2007 and 2006:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$218,679	$169,336	$198,356	$142,211
Reinsurance recoverables	(12,648)	(13,620)	(13,504)	(13,745)

Net	206,031	155,716	184,852	128,466

Incurred related to:
Current period	40,389	31,356	110,302	92,284
Prior periods	(5,468)	(3,477)	(20,451)	(13,877)

Total incurred	34,921	27,879	89,851	78,407

Paid related to:
Current period	(11,749)	(7,927)	(24,390)	(17,168)
Prior periods	(8,266)	(4,630)	(29,376)	(18,667)

Total paid	(20,015)	(12,557)	(53,766)	(35,835)

Unpaid loss and loss adjustment expense, net of reinsurance recoverables	220,937	171,038	220,937	171,038
Reinsurance recoverables	12,780	13,607	12,780	13,607

Unpaid loss and loss adjustment expense	$233,717	$184,645	$233,717	$184,645

         Loss and loss adjustment expenses are net of the release of loss reserves totaling approximately $5.5 million and $20.5 million in the three month and nine month periods ended September 30, 2007, respectively, compared to $3.5 million and $13.9 million for the same periods in 2006. The majority of these reserve releases relate to the Company’s California book of business and reflect a continuation of lower than anticipated patterns of loss payments in recent accident years as a result of reform legislation enacted there primarily in 2003 and 2004.

7. Surplus Notes

         In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense totaled $289,000 and $854,000 for the three month and nine month periods ended September 30, 2007, respectively, and $285,000 and $813,000 for the three month and nine month periods ended September 30, 2006, respectively.

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

8. Contingencies

          a.   SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of September 30, 2007, SBIC had a liability for guaranty fund and other assessments of $2.6 million and a guaranty fund receivable of $4.0 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Share-Based Payment Arrangements

       At September 30, 2007, the Company had outstanding stock options and restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004. The Stock Option Plans were further amended and restated in April 2007.

       As of September 30, 2007, options to purchase 451,778 shares of common stock were outstanding under the 2003 Plan, and no additional shares were reserved for issuance under the 2003 Plan. As of September 30, 2007, 466,380 shares of restricted stock were issued under the 2005 Plan, options to purchase 558,543 shares of common stock were outstanding under the 2005 Plan and 747,877 shares were reserved for issuance under the 2005 Plan.

       a. Stock Options

       The fair values of stock options granted during the three month and nine month periods ended September 30, 2007 and 2006 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Expected term (years)	6.3	6.3	6.3	6.2
Expected stock price volatility	26.0%	26.0%	26.2%	26.1%
Risk-free interest rate	4.94%	5.02%	4.59%	4.75%
Expected dividend yield	—	—	—	—

Estimated fair value per option	$6.52	$5.86	$6.75	$6.37

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Re- maining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2006	918,154	$9.39	7.6	$7,916
Granted	143,700	18.29	—	—
Forfeited	(13,710)	12.22	—	—
Exercised	(37,697)	8.22	—	—
Cancelled	(126)	18.40	—	—

Outstanding at September 30, 2007	1,010,321	10.66	7.2	6,478

Exercisable at September 30, 2007	614,645	8.13	6.8	5,497

         The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $17.07 on September 30, 2007. As of September 30, 2007, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 32.5 months. Proceeds from the exercise of stock options totaled approximately $70,900 and $0 for the three months ended September 30, 2007 and 2006, respectively, and $310,000 and $32,400 for the nine months ended September 30, 2007 and 2006, respectively. The intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 totaled approximately $86,000 and $0, respectively, and $373,500 and $42,300 for the nine months ended September 30, 2007 and 2006, respectively.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The following table presents additional information regarding options outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$ 6.54	451,778	6.08	$6.54	433,135	$6.54
10.50-12.54	299,093	7.33	10.61	148,293	10.66
15.44-18.68	259,450	9.06	17.89	33,217	17.48

	1,010,321	7.22	10.66	614,645	8.13

b. Restricted Stock The following table summarizes restricted stock activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2006	233,875	$17.39
Granted	248,255	18.17
Vested	—	—
Forfeited	(15,750)	17.97

Outstanding at September 30, 2007	466,380	17.79

         As of September 30, 2007, there was $5.5 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 25.9 months. No shares vested during the nine month periods ended September 30, 2007 and 2006.

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

         To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to developments in KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the favorable development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was approximately $3.5 million at September 30, 2007 and $5.2 million at December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the Trust. After due evaluation, the Company complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover agreement, it is unlikely that we would recover any future amounts owing by LMC to us.

Principal Revenue and Expense Items

       We derive our revenue primarily from premiums earned and net investment income and, to a lesser extent, from service income and net realized gains and losses from investments. We show certain non-GAAP financial measures that we believe are valuable in managing our business and evaluating our performance. These measures include gross premiums written, net premiums written, net loss ratios and net underwriting expense ratios.

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

       We analyze our growth and earnings potential, in part, through the non-GAAP financial measures of gross premiums written, net premiums written and in-force premiums. In-force premiums refers to our current annual gross premiums written that have active or unexpired policies, excluding premiums received from the Washington USL&H Assigned Risk Plan, and represents premiums from our total customer base. In-force premiums as of September 30, 2007 and 2006 were $258.5 million and $196.8 million, respectively. The following table provides a reconciliation of gross premiums written and net premiums written to net premiums earned:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)
Direct premiums written	$65,633	$44,612	$188,667	$144,428
Assumed premiums written	2,357	(1,786)	6,809	5,460

Gross premiums written	67,990	42,826	195,476	149,888
Ceded premiums	(4,200)	(3,798)	(11,781)	(11,897)

Net premiums written	63,790	39,028	183,695	137,991
Change in unearned premiums, net of reinsurance	(4,069)	8,791	(20,586)	(4,415)

Premiums earned	$59,721	$47,819	$163,109	$133,576

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

       Claims Service Income

       We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the nine months ended September 30, 2007 and 2006, approximately 51.9% and 65.8%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to the Eagle Entities diminish.

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

Results of Operations

Three month and nine month periods ended September 30, 2007 and 2006

       Gross Premiums Written.  Gross premiums written for the three months ended September 30, 2007 totaled $68.0 million, an increase of $25.2 million, or 58.9%, from $42.8 million in the same period of 2006. For the nine months ended September 30, 2007, gross premiums written totaled $195.5 million, an increase of $45.6 million, or 30.4%, from $149.9 million in the same period of 2006 even though we continued to experience rate reductions in California, our largest market, as well as in other states. Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan, the number of customers we serviced increased 56.4% from 573 at September 30, 2006 to 896 at September 30, 2007 and in-force payrolls, one of the factors used in determining premium charges, increased 57.6% from $3.3 billion at September 30, 2006 to $5.2 billion one year later. California continues to be our largest market, accounting for approximately $109.8 million (42.5%) of our in-force premiums as of September 30, 2007 compared to $112.2 million (57.0%) as of September 30, 2006, representing a decrease of $2.4 million (2.1%). The decrease in California in-force premiums resulted primarily from rate reductions brought about by reform legislation enacted several years ago.

       In December 2006, we announced the division of our Southern region into two markets, allowing us to devote greater focus and resources to further develop our key states in this region. Our Southeast region is developing business in selected states, including Florida. This region contributed approximately $3.2 million and $7.6 million to our direct premiums written in the three month and nine month periods ended September 30, 2007, respectively. The Gulf region, which is based in Houston, Texas, now focuses primarily on developing business in the states of Texas and Louisiana. This region contributed approximately $8.3 million and $26.5 million to our direct premiums written for the three month and nine month periods ended September 30, 2007, respectively. Illinois is now our second largest market and accounted for approximately $24.8 million (9.6%) of our in-force premiums as of September 30, 2007, representing an increase of $14.4 million (138.5%) from $10.4 million as of September 30, 2006. Louisiana is our third largest market, accounting for approximately $21.7 million (8.4%) of our in-force premiums as of September 30, 2007, representing an increase of $13.8 million (174.7%) from $7.9 million (4.0%) as of September 30, 2006. The remaining states in our top five markets were Alaska and Hawaii, which accounted for approximately $21.5 million (8.3%) and $13.8 million (5.3%) of our in-force premiums as of September 30, 2007, respectively, compared to $23.2 million (11.8%) and $13.8 million (7.0%), respectively, of our in-force premiums as of September 30, 2006.

         On March 30, 2007, the California Workers’ Compensation Insurance Rating Bureau (the “WCIRB”) submitted a filing with the California Insurance Commissioner recommending an 11.3% decrease in advisory pure premium rates on new and renewal policies effective on or after July 1, 2007. The filing was based on a review of loss and loss adjustment experience through December 31, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On May 29, 2007, the California Insurance Commissioner recommended a 14.2% decrease in rates effective July 1, 2007. On June 8, 2007, after completing a study of our California loss data, we filed with the California Insurance Commissioner our new rates reflecting an average reduction of 14.2% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2007. The filing was approved on June 12, 2007. This was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On September 20, 2007, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 4.2% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2008. The filing was based on a review of loss and loss adjustment experience through June 30, 2007. On October 19, 2007, the WCIRB amended its filing, increasing the proposed rate increase to 5.2% based on the projected impact of Assembly Bill No. 338 (AB 338) that was signed into law on October 13, 2007. AB 338 increases the period of time, from two years to five years, from the date of injury during which disability benefits, limited to a maximum of 104 weeks, may be provided. A public hearing to consider the proposed rate increase was held on October 23, 2007. As of November 7, 2007, the California Insurance Commissioner had not announced his recommendation regarding the proposed rate increase.

         Rate reductions have also been proposed in other states in which we operate. For example, effective January 1, 2007, we adopted the following rate decreases recommended by the National Council for Compensation Insurance (the “NCCI”): 10.5% in Alaska, 12.3% in Hawaii and 2.0% in Illinois. Effective July 1, 2007, we adopted a 15.8% reduction in Louisiana, which is 2.0% more than the 13.8% rate decrease recommended by the NCCI. An NCCI-proposed rate reduction of 10.9% in Alaska, to be effective January 1, 2008, is currently pending and awaiting a decision by the Alaska Division of Insurance. On October 12, 2007, the Hawaii Insurance Commissioner approved a 19.3% rate reduction effective January 1, 2008. We have not yet decided whether to adopt all or some portion of the approved decrease.

       Net Premiums Written.  Net premiums written for the three months ended September 30, 2007 totaled $63.8 million, an increase of $24.8 million, or 63.6%, from $39.0 million in the same period of 2006. For the nine months ended September 30, 2007, net premiums written totaled $183.7 million, an increase of $45.7 million, or 33.1%, from $138.0 million in the same period of 2006. The increases in net premiums written for the three month and nine month periods ended September 30, 2007 are reflective of similar increases in gross premiums written and reductions in premium rates on our ceded reinsurance contracts. Net premiums written are affected by premiums ceded under reinsurance agreements with external reinsurers. For the three months ended September 30, 2007, ceded written premiums totaled $4.2 million (6.2% of gross premiums written) compared to $3.8 million (8.9% of gross premiums written) in the same period of 2006. Ceded written premiums for the nine months ended September 30,

2007 totaled $11.8 million (6.0% of gross premiums written) compared to $11.9 million (7.9% of gross premiums written) in the same period of 2006. The decrease in ceded premiums as a percentage of gross premiums written resulted primarily from the renewal of our excess of loss reinsurance program on October 1, 2006 at average rates that are approximately 16.8% lower than rates under the prior reinsurance program. We were able to achieve savings at the lower tiers of our program while increasing our catastrophe coverage from $50.0 million to $75.0 million.

       Net Premiums Earned.  Net premiums earned for the three months ended September 30, 2007 totaled $59.7 million, an increase of $11.9 million, or 24.9%, over $47.8 million in the same period of 2006. For the nine months ended September 30, 2007, net premiums earned totaled $163.1 million, an increase of $29.5 million, or 22.1%, from $133.6 million in the same period of 2006. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written. Our direct premiums earned for the three months ended September 30, 2007 increased $8.7 million (16.4%) to $61.8 million from $53.1 million in 2006. Our direct premiums earned for the nine months ended September 30, 2007 increased $27.1 million (19.2%) to $168.5 million from $141.4 million for the same period in 2006. The increase in our direct premiums earned is the result of our premium growth as described above.

       Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the three month and nine month periods ended September 30, 2007 were $4.3 million and $11.8 million, respectively. This represents an increase of $0.2 million (4.9%) from $4.1 million in the three months ended September 30, 2006 and a decrease of $0.3 million (2.5%) from $12.1 million in the nine months ended September 30, 2006. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Included in the net premiums earned for the three months ended September 30, 2007 is an increase of $1.1 million (95.2%) in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. For the nine months ended September 30, 2007, assumed premiums earned increased $2.1 million (48.8%) to $6.4 million from $4.3 million in the same period of 2006.

       Net Investment Income.  Net investment income for the three months ended September 30, 2007 totaled $5.2 million, an increase of $1.2 million, or 30.0%, over $4.0 million in the same period of 2006. For the nine months ended September 30, 2007, net investment income totaled $14.8 million, an increase of $4.0 million, or 37.0%, from $10.8 million in the same period of 2006. Average invested assets for the three months ended September 30 increased $89.1 million (23.5%) from $378.9 million in 2006 to $468.0 million in 2007. For the nine months ended September 30, average invested assets increased $117.1 million (34.9%) from $335.8 million in 2006 to $452.9 million in 2007. This increase in our investment portfolio is due primarily to strong cash flow from operations of $90.3 million for the year ended December 31, 2006 and $68.0 million for the nine months ended September 30, 2007 and, to a lesser degree, the $57.6 million in proceeds from the follow-on offering of our common stock in February 2006. Our yield on average invested assets for the three months ended September 30, 2007 was approximately 4.4% compared to approximately 4.2% for the same period in 2006. For the nine months ended September 30, 2007, our yield on average invested assets was 4.4% compared to approximately 4.3% for the same period in 2006.

       Service Income.   Service income for the three months ended September 30, 2007 totaled $487,000, a decrease of $41,000, or 7.8%, from $528,000 in the same period of 2006. For the nine months ended September 30, 2007, service income totaled $1.4 million, a decrease of $0.2 million, or 12.5%, from $1.6 million in the same period of 2006. Our service income results primarily from service arrangements we have with LMC and other companies for claims processing, policy administration and administrative services that we perform for them. Average monthly fees from arrangements with LMC for services we provide in connection with the Eagle Entities’ insurance policies are declining as the volume of work decreases due to the run off of our predecessor’s business. Approximately 50.0% of our service income in the three-month period ended September 30, 2007 came from third party claims administration services that we provide to independent, unrelated companies and, to a lesser degree, administrative fees charged to our policyholders that have high deductible policies, compared to 46.4% in the same period of 2006. For the nine-month period ended September 30, 2007, approximately 50.1% of our service income came from such services and fees, compared to approximately 34.2% in the same period of 2006.

       Other Income.   Other income for the three months ended September 30, 2007 totaled $1.4 million, an increase of $0.9 million, or 180.0%, from $0.5 million in the same period of 2006. For the nine months ended September 30, 2007, service income totaled $3.0 million, an increase of $0.9 million, or 42.9%, from $2.1 million in the same period of 2006. Other income is derived primarily from the operations of PointSure, our non-insurance subsidiary.

PointSure represented 20 insurance companies as of September 30, 2007 and 19 companies as of September 30, 2006.

       Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses for the three months ended September 30, 2007 totaled $34.9 million, an increase of $7.0 million, or 25.1%, from $27.9 million in the same period of 2006. For the nine months ended September 30, 2006, loss and loss adjustment expenses totaled $89.9 million, an increase of $11.5 million, or 14.7%, from $78.4 million in the same period of 2006. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended September 30, 2007 was 57.8% compared to 57.3% for the same period in 2006. Our net loss ratio for the nine months ended September 30, 2007 was 54.3% compared to 57.5% for the same period in 2006. Included in the loss ratios for the three month and nine month periods ended September 30, 2007 were reductions of approximately $5.5 million and $20.5 million, respectively, of previously recorded direct net loss reserves to reflect a continuation of lower than anticipated patterns of loss payments in recent accident years. Included in the loss ratios for the three month and nine month periods ended September 30, 2006, were reductions of approximately $3.5 million and $13.9 million, respectively. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business we involuntarily assume from the NCCI.

       There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted primarily in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at September 30, 2007 that are based upon our current best estimate of loss costs, taking into consideration the recent lower paid loss claim data and incurred loss trends.

       As of September 30, 2007, we had recorded a receivable of approximately $2.8 million for adverse loss development of KEIC reserves since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover agreement. At September 30, 2007, we have access to approximately $3.5 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover agreement. The balance of the Trust, including interest, was $5.2 million at December 31, 2006. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account. After due evaluation, we complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal.

       Underwriting Expenses.  Underwriting expenses for the three months ended September 30, 2007 totaled $15.2 million, an increase of $5.1 million, or 50.5%, from $10.1 million in the same period of 2006. For the nine months ended September 30, 2007, underwriting expenses totaled $42.5 million, an increase of $12.9 million, or 43.6%, from $29.6 million in the same period of 2006. Our net underwriting expense ratio for the three months ended September 30, 2007, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, was 25.3%, compared to 21.1% for the same period in 2006. For the nine months ended September 30, 2007, our net underwriting expense ratio was 26.0%, compared to 22.1% for the same period of 2006. The increases in the net underwriting expense ratio for the three month and nine month periods ended September 30, 2007 are primarily the result of increases in the number of staff, staffing related costs and other premium production-related expenses, including commission expense, as we continue to grow our business in existing offices and in new offices recently opened in Philadelphia, Atlanta, and Phoenix. These new offices have not yet reached the premium production levels required to contribute to earnings. The total number of employees grew from 174 at September 30, 2006 to 215 at September 30, 2007, representing an increase of 23.6%. For the three month and nine month periods ended September 30, 2007, the number of employees grew 2.4% and 20.8%, respectively.

       Commission expense as a percentage of net earned premiums averaged 9.3% for the three months ended September 30, 2007 compared to 6.2% in the same period of 2006. Commission expense as a percentage of net earned premiums for the nine months ended September 30, 2007 and 2006 averaged 9.2% and 7.6%, respectively. These increases are driven primarily by the California market, as well as other markets that have experienced rate reductions, as brokers negotiate higher commission rates during a period of declining premium rates.

       Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $289,000 for the three months ended September 30, 2007, compared to $285,000 for the same period in 2006, representing an increase of $4,000, or 1.4%. Interest expense for the nine months ended September 30, 2007 totaled $854,000, compared to $813,000 for the same period in 2006, representing an increase of $41,000, or 5.0%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, increased from 9.40% at September 30, 2006 to 9.5% at September 30, 2007.

       Other Expenses.   Other expenses for the three months ended September 30, 2007 totaled $2.0 million, an increase of $0.6 million, or 42.9%, over $1.4 million in the same period of 2006. For the nine months ended September 30, 2007, other expenses totaled $5.2 million, an increase of $1.3 million, or 33.3%, from $3.9 million in the same period of 2006. Other expenses result primarily from the operations of PointSure, our non-insurance subsidiary. Other expenses for the three month and nine month periods ended September 30, 2006 included a one-time charge of $305,000 related to a legal settlement.

       Federal Income Tax Expense.  The effective tax rate for the three months ended September 30, 2007 was 32.7%, compared to 30.2% for the same period in 2006. For the nine months ended September 30, 2007 our effective tax rate was 31.7% compared to 30.4% in the same period of 2006. The increases in our effective tax rate are primarily attributable to a decrease in the proportion of tax-exempt municipal securities in our portfolio and an overall increase in taxable income as a result of our continued growth. At September 30, 2007, approximately 50.0% of our investment portfolio was invested in tax-exempt municipal securities, compared to approximately 55.0% at September 30, 2006.

       Net Income.   Net income was $9.7 million for the three months ended September 30, 2007, compared to $9.1 million for the same period in 2006, representing an increase of $0.6 million, or 6.6%. Net income for the nine months ended September 30, 2007 totaled $29.9 million, an increase of $5.5 million, or 22.5%, from $24.4 million in the same period of 2006. The increase in net income for the three and nine months ended September 30, 2007 resulted primarily from the factors discussed above.

Liquidity and Capital Resources

       Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

       Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of September 30, 2007 has an effective duration of 4.89 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

       At September 30, 2007, our portfolio was made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. Prior to March 2005, we did not invest in common equity securities and we had no exposure to foreign currency risk. In November 2006, our investment policy was revised to allow for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest environment, we would expect to incur losses from such sales.

       Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. For the period from October 1, 2006 through October 1, 2007 and for the period from October 1, 2007 through October 1, 2008, our reinsurance program provided us with reinsurance protection for each loss occurrence in excess of $1.0 million, up to $75.0 million, subject to retentions, annual aggregate deductibles and other limitations. Our reinsurance programs are more fully described in Note 5.a. to our unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report and in the reinsurance agreements. Given industry and predecessor trends, we believe that we are sufficiently capitalized to retain the losses described above.

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

       Our unaudited consolidated net cash provided by operating activities for the nine months ended September 30, 2007 was $68.0 million, compared to $59.9 million for the same period in 2006. The increase resulted primarily from increases in net income, deferred federal income tax and the net of deferred and unearned premiums, offset by amounts related to unpaid loss and loss adjustment expense.

       We used net cash of $47.3 million for investing activities in the nine months ended September 30, 2007, compared to $103.6 million for the same period in 2006. In February 2006, we invested net proceeds totaling approximately $57.6 million resulting from a follow-on public offering of 3,910,000 shares of our common stock.

       For the nine months ended September 30, 2007, financing activities provided cash of $0.4 million, compared to $57.6 million in the same period in 2006. The majority of cash provided by financing activities resulted from the sale of our common stock and, to a much lesser degree, from the exercise of common stock options by our employees. On February 1, 2006, we closed a follow-on public offering of 3,910,000 shares of our common stock at a price of $15.75 per share for net proceeds of approximately $57.6 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $4.0 million.

Contractual Obligations and Commitments

       The following table identifies our contractual obligations by payment due period as of September 30, 2007:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	233,717	77,127	100,732	21,502	34,356
Operating lease obligations	13,533	1,799	5,426	2,776	3,532

Total	$259,250	$78,926	$106,158	$24,278	$49,888

       The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of September 30, 2007 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

       As of September 30, 2007, we had no off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

         The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses including losses that have occurred but were not reported to us by the financial reporting date, the amount and recoverability of reinsurance recoverable balances, deferred policy acquisition costs, deferred taxes, the impairment of investments, earned but unbilled premiums and retrospective premiums. The following should be read in conjunction with the notes to our financial statements.

         Unpaid Loss and Loss Adjustment Expense

         Unpaid loss and loss adjustment expense represents our estimate of the expected cost of the ultimate settlement and administration of losses, based on known facts and circumstances. Included in unpaid loss and loss adjustment expense are amounts for case-based reserves, including estimates of future developments on those claims, and claims incurred but not yet reported to us, second injury fund expenses, and allocated and unallocated claim adjustment expenses. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may differ, perhaps materially, from the original estimate. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s operating results.

         Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of September 30, 2007 and December 31, 2006. The workers’ compensation line of business comprises over 99% of our total loss reserves as of both dates.

	As of September 31, 2007			As of December 31, 2006

Line of Business	Case	IBNR	Total	Case	IBNR	Total

	(in thousands)
Workers’ Compensation	$85,440	$147,316	$232,756	$66,866	$130,838	$197,704
Ocean Marine	202	759	961	210	442	652

Total	$85,642	$148,075	$233,717	$67,076	$131,280	$198,356

         Actuarial Loss Reserve Estimation Methods

         We use a variety of actuarial methodologies to assist us in establishing the reserve for unpaid loss and loss adjustment expense. We also make judgments relative to estimates of future claims severity and frequency, length of time to achieve ultimate resolution, judicial theories of liability and other third-party factors that are often beyond our control.

         For the current accident year, we establish the initial reserve for claims incurred-but-not-reported (“IBNR”) using an expected loss ratio (“ELR”) method. The ELR method is based on an analysis of historical loss ratios adjusted for current pricing levels, exposure growth, anticipated trends in claim frequency and severity, the impact of reform activity and any other factors that may have an impact on the loss ratio. The actual paid and incurred loss data for the accident year is reviewed each quarter and changes to the ELR may be made based on the emerging data, although changes are typically not made until the end of the accident year when the loss data can be analyzed as a complete accident year. The ELR is multiplied by the year-to-date earned premium to determine the ultimate losses for the current accident year. The actual paid and case outstanding losses are subtracted from the ultimate losses to determine the IBNR for the accident year. As the accident year matures, we incorporate a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods. As each year continues to mature, this approach relies more on losses developed to date and less on the expected loss ratio. A reserve estimate implies a pattern of expected loss emergence. If this emergence does not occur as expected, it may cause us to revisit our previous assumptions. We may adjust loss development patterns, the various method weights or the expected loss ratios used in our analysis. Management employs judgment in each reserve valuation as to how to make these adjustments to reflect current information.

         For all other accident years, the estimated ultimate losses are developed using a variety of actuarial techniques as described below. In reviewing this information, we consider the following factors to be especially important at this time because they increase the variability risk factors in our loss reserve estimates:

•	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

•	We have been growing consistently since we began operations and have entered into several new states that are not included in our predecessor’s historical data.

•	At September 30, 2007, approximately $126.6 million, or 56.6%, of our direct loss reserves were related to business written in California. Over the last several years, three significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February, 2002; AB 227 and SB 228 were enacted in September, 2003; and SB 899 was enacted in April, 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective July 1, 2007 were 65.1% lower than the pure premium rates in effect as of July 1, 2003.

Key elements of the reforms as they relate to indemnity and medical benefits were as follows:

Indemnity Benefits

AB 749 significantly increased most classes of workers’ compensation indemnity benefits over a four-year period beginning in 2003.

AB 227 and SB 228 repealed the mandatory vocational rehabilitation benefits and replaced them with a system of non-transferable education vouchers.

SB 899 required the Division of Workers’ Compensation (“DWC”) Administrative Director to adopt, on or before January 1, 2005, a new permanent disability rating schedule (“PDRS”) based in part on American Medical Association guidelines. Also, temporary disability was limited to a duration of two years.

SB 899 provided that, effective April 19, 2004, apportionment of disability for purposes of permanent disability determination must be based on causation.

Medical Benefits

AB 749 repealed the presumption given to the primary treating physician (except when the worker has pre-designated a personal physician), effective for injuries occurring on or after January 1, 2003. (SB 228 and SB 899 later extended this to all future medical treatment on earlier injuries.)

SB 228 required the DWC Administrative Director to establish, by December 1, 2004, an Official Medical Treatment Utilization Schedule meeting specific criteria. SB 228 also provided that beginning three months after the publication date of the updated American College of Occupational and Environmental Medical (“ACOEM”) Practice Guidelines and continuing until such time as the DWC Administrative Director establishes an Official Medical Treatment Utilization Schedule, the ACOEM standards will be presumed to be correct regarding the extent and scope of all medical treatment. The DWC Administrative Director has subsequently adopted the ACOEM Guidelines as the Official Medical Treatment Utilization Schedule.

SB 228 limited the number of chiropractic visits and the number of physical therapy visits to 24 each per claim.

SB 228 established a prescription medication fee schedule set at 100% of Medi-Cal Schedule amounts.

SB 228 provided that the maximum facility fee for services performed in an ambulatory surgical center may not exceed 120% of the Medicare fees for the same service performed in a hospital outpatient facility.

SB 899 provided that after January 1, 2005, an employer or insurer may establish medical provider networks meeting certain conditions and, with limited exceptions, medical treatment can be provided within those networks.

         These reforms are a source of variability in the reserve estimates as legislative changes affecting benefit levels not only impact the cost of benefits but also the rate at which accident year benefits or losses develop over time. In addition, several of the reforms face ongoing challenges, as noted below:

–	The PDRS was revised effective January 1, 2005. The revised schedule has resulted in significantly reduced permanent disability awards. Proposed legislation to revise the PDRS was recently vetoed by the Governor. It is possible, however, that the PDRS will be modified by the California Division of Workers’ Compensation through the regulatory process. A change to the PDRS could result in increased claim costs.

–	Legislation was recently passed that extends the period in which injured workers are eligible for wage replacement benefits. This legislation applies to injuries occurring on or after January 1, 2008. The change could result in increased temporary disability claim costs.

–	Legislation enacted in 2004 placed a cap of 24 visits on certain categories of physical medicine, including physical therapy and chiropractic care. Legislation was recently passed that eliminates the cap for post surgical care. The legislation may increase claim costs for claims involving post surgical physical medicine.

         Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of September 30, 2007, accident year 2004 is 45 months developed, accident year 2005 is 33 months developed and accident year 2006 is 21 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

         We review the following significant components of loss reserves on a quarterly basis:

•	IBNR reserves for losses – This includes amounts for the medical and indemnity components of the workers’ compensation claim payments, net of subrogation recoveries and deductibles;

•	IBNR reserves for defense and cost containment expenses (“DCC”, also referred to as allocated loss adjustment expenses (“ALAE”)), net of subrogation recoveries and deductibles;

•	reserve for adjusting and other expenses, also known as unallocated loss adjustment expenses (“ULAE”); and

•	reserve for loss based assessments, also referred to as the “8F reserve” in reference to Section 8, Compensation for Disability, subsection (f), Injury increasing disability, of the United States Longshore and Harbor Workers’ Compensation Act (“USL&H”) Act.

         The reserves for losses and DCC are also reviewed gross and net of reinsurance (referred to as “net”). For gross losses, the claims for the Washington USL&H Plan, the KEIC claims assumed in the Acquisition and claims assumed from the NCCI residual market pools are excluded from this discussion.

         IBNR reserves include a provision for future development on known claims, a reopened claims reserve, a provision for claims incurred but not reported and a provision for claims in transit (incurred and reported but not recorded).

         Our analysis is done separately for the indemnity, medical and DCC components of the total loss reserves within each accident year. In addition, the analysis is completed separately for the following three categories: State Act California; State Act excluding California; and USL&H. The business is divided into these three categories for the determination of ultimate losses due to differences in the laws that cover each of these categories.

         Workers’ compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. Because the benefits are established by state statute there can be significant variation in these benefits by state. We refer to this coverage as State Act.

         Our business is also affected by federal laws including the USL&H Act, which is administered by the Department of Labor, and the Merchant Marine Act of 1920, or Jones Act. The USL&H Act contains various provisions affecting our business, including the nature of the liability of employers of longshoremen, the rate of compensation to an injured longshoreman, the selection of physicians, compensation for disability and death and the filing of claims. We refer to the business covered under the USL&H Act and the Jones Act as USL&H.

         Because there are different laws and benefit levels that affect the State Act versus USL&H business, there is a strong likelihood that these categories will exhibit different loss development characteristics which will influence the ultimate loss calculations. Separating the data into the State Act and USL&H categories allows us to use actuarial methods that contemplate these differences.

         The State Act category is further split into California and non-California groupings. This is due to the extensive reform activity that has taken place in California as discussed above. Since the California data is subject to additional variation due to the reform activity, separating the data in this fashion allows us to review the non-California State Act data with no impact from the California reform activity.

         Development factors, expected loss rates and expected loss ratios are derived from the combined experience of us and our predecessor

         Gross ultimate loss (indemnity, medical and ALAE separately) for each category is estimated using the following actuarial methods:

•	paid loss (or ALAE) development;

•	incurred loss (or ALAE) development;

•	Bornhuetter-Ferguson using ultimate premiums and paid loss (or ALAE); and

•	Bornhuetter-Ferguson using ultimate premiums and incurred loss (or ALAE).

         A gross ultimate value is selected by reviewing the various ultimate estimates and applying actuarial judgment to achieve a reasonable point estimate of the ultimate liability. The gross IBNR reserve equals the selected gross ultimate loss minus the gross paid losses and gross case reserves as of the valuation date. The selected gross ultimate loss and ALAE are reviewed and updated on a quarterly basis.

         Variation in Ultimate Loss Estimates

         In light of our short operating history and uncertainties concerning the effects of recent legislative reforms, specifically as they relate to our California workers’ compensation experience, the actuarial techniques discussed above use the historical experience of our predecessor as well as industry information in the analysis of loss reserves. We are able to effectively draw on the historical experience of our predecessor because most of the current members of our management and adjusting staff also served as the management and adjusting staff of our predecessor.

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

         In addition, there are loss and loss adjustment expense risk factors that affect workers’ compensation claims that can change over time and also cause our loss reserves to fluctuate. Some examples of these risk factors include, but are not limited to, the following:

•	recovery time from the injury;

•	degree of patient responsiveness to treatment;

•	use of pharmaceutical drugs;

•	type and effectiveness of medical treatments;

•	frequency of visits to healthcare providers;

•	changes in costs of medical treatments;

•	availability of new medical treatments and equipment;

•	types of healthcare providers used;

•	availability of light duty for early return to work;

•	attorney involvement;

•	wage inflation in states that index benefits; and

•	changes in administrative policies of second injury funds.

Variation can also occur in the loss reserves due to factors that affect our book of business in general. Some examples of these risk factors include, but are not limited to, the following:

•	injury type mix;

•	change in mix of business by state;

•	change in mix of business by employer type;

•	small volume of internal data; and

•	significant exposure growth over recent data periods.

         Impact of Changes in Key Assumptions on Reserve Volatility

         The most significant factor currently impacting our loss reserve estimates is the reliance on historical reserving patterns and loss payments from our predecessor and the industry, also referred to as loss development. This is due to our limited operating history as discussed above. The actuarial methods that we use depend at varying levels on loss development patterns based on past information. Development is defined as the difference, on successive valuation dates, between observed values of certain fundamental quantities that may be used in the loss reserve estimation process. For example, the data may be paid losses, case incurred losses and the change in case reserves or claim counts, including reported claims, closed claims or reopened claims. Development can be expected, meaning it is consistent with prior results; favorable (better than expected); or unfavorable (worse than expected). In all cases, we are comparing the actual development of the data in the current valuation with what was expected based on the historical patterns in the underlying data. Favorable development indicates a basis for reducing the estimated ultimate loss amounts while unfavorable development indicates a basis for increasing the estimated ultimate loss amounts. We reflect the favorable or unfavorable development in loss reserves in the results of operations in the period in which the ultimate loss estimates are changed.

         Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, our oldest complete accident year was 45 months old as of September 30, 2007. Due to the favorable development exhibited by the data for accident years 2004 and 2005 at 17 to 18 months of development, management began to place more weight on the results of the Bornhuetter-Ferguson method in its ultimate loss estimates for accident year 2005. As new data emerges and continues to demonstrate favorable development, this adds credibility to the existing data which enables management to reflect it more fully in its estimation process. For all accident years, we have not completely relied on the most recent data points in our loss development selections. Because of recent favorable development trends, we believe this has the effect of increasing our estimated reserves as compared to reserves calculated with complete reliance on these data points. Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data. We believe that our loss development factor selections are appropriate given the relative immaturity of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

         In the third quarter of 2007 we experienced development in all three categories. For State Act California there was favorable development for accident years 2005 and 2006 that resulted in a reduction of our gross ultimate loss estimates of $1.9 million and $2.3 million, respectively. For accident year 2004 there was unfavorable development for ALAE which resulted in an increase in our gross ultimate ALAE estimate of $150,000. For non-California State Act there was favorable development for accident year 2006 that resulted in a reduction to our gross ultimate loss estimate of $1.5 million. For USL&H there was favorable development for accident year 2006 that resulted in a reduction of our gross ultimate loss estimates by $603,000. For accident years 2003 and 2004 there was unfavorable development which resulted in an increase in our gross ultimate loss estimates of $50,000 and $400,000, respectively. For all other accident years the development was at expected levels which did not warrant a change to our gross ultimate loss estimates.

         Reserve Sensitivities

         Although many factors influence the actual cost of claims and the corresponding unpaid loss and loss adjustment expense estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly. This is the case for the impact of economic inflation on claim costs, coverage interpretations and jury determinations. In most instances, we rely on historical experience or industry information to estimate values for the variables that are explicitly used in the unpaid loss and loss adjustment expense analysis. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of future effects of these factors. It is important to note that actual claims costs will vary from our estimate of ultimate claim costs, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated.

         As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, they may prove to be inadequate. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $4.7 million, or 2%, as of September 30, 2007. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $11.7 million on a pre-tax basis, or 5%, as of September 30, 2007. Under these assumptions, the inadequacy of approximately $11.7 million represents approximately 4.2% of total stockholders’ equity at September 30, 2007. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

       In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $233.7 million as of September 30, 2007 to be 5% inadequate, we would experience a reduction in future earnings up to approximately $11.7 million, depending on a number of other factors including federal income taxes. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because our surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

       Reinsurance Recoverables

       Reinsurance recoverables on paid and unpaid losses represent the portion of the loss and loss adjustment expenses that is assumed by reinsurers. These recoverables are reported on our balance sheet separately as assets, as reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts, which could be subject to interpretations that differ from ours based on judicial theories of liability. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, which themselves are subject to significant judgments and uncertainties described above under the heading “Unpaid Loss and Loss Adjustment Expenses.” Changes in the estimates and assumptions underlying the calculation of our loss reserves may have an impact on the balance of our reinsurance recoverables. In general, one would expect an increase in our underlying loss reserves on claims subject to reinsurance to have an upward impact on our reinsurance recoverables. The amount of the impact on reinsurance recoverables would depend on a number of considerations including, but not limited to, the terms and attachment points of our reinsurance contracts and the incurred amount on various claims subject to reinsurance. We also bear credit risk with respect to our reinsurers, which can be significant considering that some claims may remain open for an extended period of time.

       We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. As of September 30, 2007 and December 31, 2006, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectibility of our period-end receivables and believe that all amounts are collectible based on currently available information.

       Deferred Policy Acquisition Costs

       We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off a portion of deferred policy acquisition costs. To date, we have not needed to write-off any portion of our deferred acquisition costs. We will continue to monitor the balance of deferred acquisition costs for recoverability.

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

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires management to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, projected future taxable income and the effect of tax planning strategies. If actual results differ from management’s estimates and assumptions, we may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. The establishment of a valuation allowance could have a significant impact on our financial position and results of operations in the period in which it is deemed necessary. To date, we have not needed to record a valuation allowance against our deferred tax assets. We anticipate that our deferred tax assets will increase as our business continues to grow. We will continue to monitor the balance of our deferred tax assets for realizability.

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

       In general, we focus on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. We also analyze the entire portfolio for other factors that might indicate a risk of impairment. Other-than-temporary impairment losses result in a permanent reduction of the carrying value of the underlying investment. To date, we have not needed to record any other-than-temporary impairments of our investment securities. Please refer to the tables in Note 3 of the unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report for additional information on unrealized losses on our investment securities. Please refer to Part I, Item 3 of this quarterly report for tables showing the sensitivity of the fair value of our fixed-income investments to selected hypothetical changes in interest rates.

       Earned But Unbilled Premiums

       Shortly following the expiration of an insurance policy, we perform a final payroll audit of our insureds to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors and to fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between $0 and $1.2 million in 2007 and between $1.2 million and $1.8 million in 2006. The balance of our accrual for premiums earned but unbilled totaled $0 and $1.5 million at September 30, 2007 and December 31, 2006, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

       Retrospective Premiums

       The premiums for our retrospectively rated loss sensitive plans are reflective of the customer’s loss experience because, beginning six months after the expiration of the relevant insurance policy, and annually thereafter, we recalculate the premium payable during the policy term based on the current value of the known losses that occurred during the policy term. While the typical retrospectively rated policy has around five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. Retrospective premiums for primary and reinsured risks are included in income as earned on a pro rata basis over the effective period of the respective policies. Earned premiums on retrospectively rated policies are based on our estimate of loss experience as of the measurement date. Unearned premiums are deferred and include that portion of premiums written that is applicable to the unexpired period of the policies in force and estimated adjustments of premiums on policies that have retrospective rating endorsements.

       We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs. Retrospectively rated policies accounted for approximately 19.2% of direct premiums written in the nine months ended September 30, 2007 and approximately 25.8% of direct premiums written in the year ended December 31, 2006.

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

Interest Rate Risk

         We had fixed-income investments with a fair value of $429.3 million at September 30, 2007 that are subject to interest rate risk, compared with $372.3 million at September 30, 2006. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

         The table below summarizes our interest rate risk as of September 30, 2007 and 2006. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of September 30, 2007 and 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Interest Rate Risk as of September 30, 2007

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

	($ in thousands)
200 basis point increase	$(36,689)	$392,626	(8.5)%
100 basis point increase	(18,147)	411,168	(4.2)%
No change	—	429,315	—
100 basis point decrease	17,752	447,067	4.1%
200 basis point decrease	35,110	464,425	8.2%

Interest Rate Risk as of December 31, 2006

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

	($ in thousands)
200 basis point increase	$(33,246)	$365,873	(8.3)%
100 basis point increase	(16,349)	382,770	(4.1)%
No change	—	399,119	—
100 basis point decrease	15,802	414,921	4.0%
200 basis point decrease	31,056	430,175	7.8%

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

         Changes in Internal Control over Financial Reporting

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

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

         Under the heading “Item 1A. Risk Factors—Risk Related to Our Business—Intense competition could adversely affect our ability to sell policies at rates we deem adequate” in our Annual Report on Form 10-K filed with the SEC on March 16, 2007, we include a discussion about a series of recent filings from the WCIRB to the California Insurance Commissioner recommending decreases in advisory pure premium rates on new and renewal policies and subsequent rate reductions. We hereby update such discussion by adding that, on September 20, 2007, the WCIRB submitted an additional filing with the California Insurance Commissioner recommending a 4.2% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2008. The filing was based on a review of loss and loss adjustment experience through June 30, 2007. On October 19, 2007, the WCIRB amended its filing, increasing the proposed rate increase to 5.2% based on the projected impact of Assembly Bill No. 338 (AB 338) that was signed into law on October 13, 2007. AB 338 increases the period of time from the date of injury, from two years to five years, during which disability benefits, limited to a maximum of 104 weeks, may be provided. A public hearing to consider the proposed rate increase was held on October 23, 2007. As of November 7, 2007, the California Insurance Commissioner had not announced his recommendation regarding the proposed rate increase.

         As previously noted, we are unable to predict the impact that proposed rate reductions in other states or the proposed rate increase in California, if approved and adopted by us, might have on our future financial position and results of operations. If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

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

         We did not purchase any of our equity securities during the three months ended September 30, 2007.

Item 6.    Exhibits

         The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: November 9, 2007

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

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer