Form 10-K
period 2007-12-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2008-03-17
CIK 1267201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-51124
SeaBright Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1501 4th Avenue, Suite 2600 Seattle, Washington	98101 (Zip code)
(Address of principal executive offices)

(206) 269-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2007 as reported by the NASDAQ Global Select Market (formerly the Nasdaq National Market), was $352,665,538.

The number of shares of the registrant’s common stock outstanding as of March 14, 2008 was 20,840,102.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the SeaBright Insurance Holdings, Inc. definitive Proxy Statement for its 2008 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007 are incorporated by reference in Part III of this Form 10-K.

SEABRIGHT INSURANCE HOLDINGS, INC.

PART I

In this annual report:

•	references to the “Acquisition” refer to the series of transactions that occurred on September 30, 2003 described under the heading “Our History” in Item 1 of this Part I;

•	references to our “predecessor,” for periods prior to the date of the Acquisition, refer collectively to PointSure Insurance Services, Inc., Eagle Pacific Insurance Company and Pacific Eagle Insurance Company;

•	references to the “Company,” “we,” “us” or “our” refer to SeaBright Insurance Holdings, Inc. and its subsidiaries, SeaBright Insurance Company and PointSure Insurance Services, Inc., and prior to the date of the Acquisition, include references to our predecessor;

•	the term “our business” refers to the business conducted by the Company since October 1, 2003 and with respect to periods prior to October 1, 2003, to the business conducted by our predecessor; and

•	references to “SeaBright” refer solely to SeaBright Insurance Holdings, Inc., unless the context suggests otherwise.

Item 1.	Business.

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

SeaBright Insurance Holdings, Inc. was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of completing a management-led buyout that closed on September 30, 2003, which we refer to as the Acquisition. In the Acquisition, we acquired the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company, which we collectively refer to as Eagle or the Eagle Entities. Eagle Pacific began writing specialty workers’ compensation insurance over 20 years ago. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully-operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts. These renewal rights were valued at the date of the Acquisition.

Introduction to Insurance Terms

Throughout this annual report, we refer to certain terms that are commonly used in the insurance industry. The following terms when used herein have the following meanings:

Accident year or accident year losses	The year in which an accident or loss occurred, regardless of when the accident was reported or when the related loss amount was recognized in our financial statements. Losses grouped by accident year are referred to as accident year losses.
Assume	To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.
Assumed premiums written	Premiums that we have received from another company in connection with a reinsurance agreement or from an authorized state-mandated pool in connection with our involuntary assumption of a portion of the insurance written by the pool.
Cede	To transfer to an assuming company, or reinsurer, all or a portion of a risk in consideration of payment of a premium.
Ceded premiums written	The portion of our gross premiums written that is ceded to reinsurers in return for the portion of our risk that they reinsure. Also included in ceded premiums written are premiums related to policies that we write on behalf of the Washington USL&H Plan. We immediately cede 100% of direct premiums written related to this business, net of our expenses, and 100% of the associated losses back to the Washington USL&H Plan.
Development	The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Favorable or unfavorable development of loss reserves is reflected in our Consolidated Statement of Operations in the period the change is made.
Direct loss reserves	Loss reserves related to business written directly by us, as opposed to loss reserves related to business that is assumed or ceded by us.
Direct premiums written	All premiums, billed and unbilled, written by us during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies.
Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.

Gross premiums written	The sum of direct premiums written and assumed premiums written during a specified period.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to us.
In-force premiums	The current annual gross premiums written on all active or unexpired policies, excluding premiums received from the Washington USL&H Plan.
Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.
Loss reserves	The liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.
Net combined ratio	The sum of the net loss ratio and the net underwriting expense ratio.
Net loss ratio	A key financial measure that we use in monitoring our profitability. Calculated by dividing loss and loss adjustment expenses for the period less claims service income by premiums earned for the period.
Net premiums written	Equal to gross premiums written minus ceded premiums written.
Net underwriting expense ratio	A key profitability measure. Calculated by dividing underwriting, acquisition and insurance expenses for the period less other service income by premiums earned for the period.
Reinsurance	A transaction between insurance companies in which an original insurer, or ceding company, remits a portion of the premium to a reinsurer, or assuming company, as payment for the reinsurer’s assumption of a portion of the risk.
Retention	The amount of losses from a single occurrence or event which is paid by the company prior to the attachment of excess of loss reinsurance.
Retrospectively-rated policy	A policy containing a provision for determining the insurance premium for a specified policy period on the basis of the loss experience for the same period.
Treaty	A contract of reinsurance.

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

Workers’ compensation insurance policies generally provide that the carrier will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of permanent impairment and specifies the options in selecting healthcare providers available to the injured employee or the employer. Coverage under the United States Longshore and Harbor Workers’ Compensation Act (“USL&H” or the “USL&H Act”) is similar to the state statutory system, but is administered on a federal level by the U.S. Department of Labor. This coverage is required for maritime employers with employees working on or near the waterfront in coastal areas of the United States and its inland waterways. As benefits under the USL&H Act are generally more generous than in the individual state systems, the rates charged for this coverage are higher than those charged for comparable land-based employment. These state and federal laws generally require two types of benefits for injured employees: (1) medical benefits, which include expenses related to diagnosis and treatment of the injury, as well as any required rehabilitation and (2) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all employers are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure. In most states, employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance fund (an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund). Some states, including North Dakota, Ohio, Washington, West Virginia and Wyoming, are known as “monopolistic” states, meaning that employers in those states are generally required to buy workers’ compensation insurance from the state or, in some cases, may be allowed to self-insure.

Our History

On July 14, 2003, SeaBright entered into a purchase agreement with Kemper Employers Group, Inc. (“KEG”), Lumbermens Mutual Casualty Company (“LMC”) and the Eagle Entities. Pursuant to the purchase agreement, we acquired 100% of the issued and outstanding capital stock of Kemper Employers Insurance Company (“KEIC”) and PointSure Insurance Services, Inc. (“PointSure”), a wholesale insurance broker and third party claims administrator, and acquired tangible assets, specified contracts, renewal rights and intellectual property rights from LMC and the Eagle Entities. We acquired KEIC, a shell company with no in-force policies or employees, solely for the purpose of acquiring its workers’ compensation licenses in 43 states and the District of Columbia and for its certification with the United States Department of Labor. SeaBright paid approximately $6.5 million for KEIC’s insurance licenses, Eagle’s renewal rights, internally developed software and other assets and PointSure and approximately $9.2 million for KEIC’s statutory surplus and capital, for a total purchase price of $15.7 million. In September 2004 we paid to LMC a purchase price adjustment in the amount of $771,116 based on the terms of the purchase agreement.

The Acquisition was completed on September 30, 2003, at which time entities affiliated with Summit Partners, certain co-investors and members of our management team invested approximately $45.0 million in SeaBright and received convertible preferred stock in return. See “Certain Relationships and Related Transactions, and Director Independence” in Part III, Item 13 of this annual report. These proceeds were used to pay for the assets under the purchase agreement and to contribute additional capital to KEIC, which was renamed “SeaBright Insurance Company.” SeaBright Insurance Company received an “A−” (Excellent) rating from A.M. Best Company (“A.M. Best”) following the completion of the Acquisition. See the discussion under the heading “Ratings” in this Item 1.

On January 26, 2005, we closed the initial public offering of 8,625,000 shares of our common stock at a price of $10.50 per share for net proceeds of approximately $80.8 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $9.8 million. Approximately $74.8 million of the net proceeds were contributed to SeaBright Insurance Company. In connection with our initial public offering, all 508,365.25 outstanding shares of our Series A preferred stock were converted into 7,777,808 shares of common stock.

On February 1, 2006, we closed a follow-on public offering of 3,910,000 shares of common stock at a price of $15.75 per share for net proceeds of approximately $57.7 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $3.9 million. Following the closing of this offering, we contributed $50.0 million of the net proceeds to SeaBright Insurance Company, which is using the capital to expand its business in its core markets and to new territories.

On December 17, 2007, we completed the acquisition of Total HealthCare Management, Inc. (“THM”), a privately held California provider of medical bill review, utilization review, nurse case management and related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million is scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieves certain revenue objectives in 2008, 2009 and 2010. Goodwill recognized in connection with this acquisition totaled approximately $1.4 million. Following the acquisition, THM is a wholly owned subsidiary of SeaBright Insurance Holdings, Inc.

Corporate Structure

Our corporate structure was as follows at December 31, 2007:

SeaBright Insurance Company is our insurance company subsidiary and a specialty provider of multi-jurisdictional workers’ compensation insurance. PointSure acts primarily as an in-house wholesale broker and third party administrator for SeaBright Insurance Company. Total HealthCare Management, Inc. is a provider of medical bill review, utilization review, nurse case management and related services.

Services Arrangements

In connection with the Acquisition, we entered into services agreements with LMC and certain of its affiliates that require us to provide certain service functions for the Eagle Entities in exchange for fee income. The services that we are required to provide to the Eagle Entities under these agreements include administrative services, such as underwriting services, billing and collections services, safety services and accounting services, and claims services, including claims administration, claims investigation and loss adjustment and settlement services. For the years ended December 31, 2007, 2006 and 2005, we received approximately $0.9 million, $1.0 million, and $1.5 million, respectively, in service fee income from LMC and its affiliates under these services arrangements.

We have entered into a service agreement with Broadspire Services, Inc., a third-party claims administrator and former subsidiary of LMC, pursuant to which Broadspire provides us with claims services for the claims that we acquired from KEIC in connection with the Acquisition. Fees for services with Broadspire were prepaid by LMC prior to the Acquisition and the services will continue until all claims are closed.

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

In addition, if LMC is placed into receivership, various arrangements that we established with LMC in connection with the Acquisition, including the servicing arrangements, the commutation agreement, the adverse development cover, and the collateralized reinsurance trust could be adversely affected. For a discussion of the risks relating to a potential LMC receivership, see the risks described under “Risks Related to Our Business — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in Part I, Item 1A of this annual report.

Competitive Strengths

We believe we enjoy the following competitive strengths:

•	Niche Product Offering. Our specialized workers’ compensation insurance products in maritime, alternative dispute resolution (“ADR”) and selected state act markets enable us to address the needs of underserved markets. Our management team and staff have extensive experience serving the specific and complex needs of these customers.

•	Specialized Underwriting Expertise. We identify individual risks with complex workers’ compensation needs, such as multi-jurisdictional coverage, and negotiate customized coverage plans to meet those needs. Our underwriters average approximately 22 years of insurance industry experience. Our specialized underwriting expertise enables us to align our interests with those of our insureds by encouraging the insured to bear a portion of the losses sustained under their policies. Approximately 20.0% of our direct premiums written for the year ended December 31, 2007 came from such arrangements. We achieved a calendar year net loss ratio of 55.5% for the year ended December 31, 2007.

•	Focus on Larger Accounts. We target a relatively small number of larger, more safety-conscious employers (businesses with 50 to 400 employees) within our niche markets. We had 953 customers, with an average estimated annual premium size of approximately $282,000 at December 31, 2007. We believe this focus, together with our specialized underwriting expertise, increases the profitability of our book of business primarily because the more extensive loss history of larger customers enables us to better predict future losses, allowing us to price our policies more accurately. In addition, larger customers tend to purchase policies whose premiums vary based on loss experience, and therefore have aligned interests with us. Our focus on larger accounts also enables us to provide individualized attention to our customers, which we believe leads to higher satisfaction and long-term loyalty.

•	Proactive Loss Control and Claims Management. We consult with employers on workplace safety, accident and illness prevention and safety awareness training. We also offer employers medical and disability management tools that help injured employees return to work more quickly. These tools include access to a national network of physicians, case management nurses and a national discount pharmacy benefit program. Our strong focus on proven claims management practices helps to minimize attorney involvement and to expedite the settlement of valid claims. In addition, our branch office network affords us extensive local knowledge of claims and legal environments, further enhancing our ability to achieve favorable results on claims. As of December 31, 2007, approximately 99% of our total time loss claims were handled in-house as opposed to being handled by third-party administrators. Our claims managers and claims examiners are highly experienced, with an average of over 20 years in the workers’ compensation insurance industry.

•	Experienced Management Team. The members of our senior management team, consisting of John G. Pasqualetto, Richard J. Gergasko, Joseph S. De Vita, Richard W. Seelinger, Marc B. Miller, M.D., D. Drue Wax and Jeffrey C. Wanamaker, average over 28 years of insurance industry experience, and over 23 years of workers’ compensation insurance experience.

•	Strong Distribution Network. We market our products through independent brokers and through PointSure. This two-tiered distribution system provides us with flexibility in originating premiums and managing our commission expense. PointSure produced approximately 14.2% of our direct premiums written and 11.3% of our customers in the year ended December 31, 2007. We are highly selective in establishing relationships with independent brokers. As of December 31, 2007, we had appointed 208 independent brokers to represent our products. In addition, we negotiate commissions for the placement of all risks that we underwrite, either through independent brokers or through PointSure. For the year ended December 31, 2007, our ratio of commission expense to net premiums earned was 8.1%, excluding business assumed from the National Council on Compensation Insurance, Inc., or NCCI, residual market pool.

Strategy

We pursue profitable growth and favorable returns on equity through the following strategies:

•	Expand Territorially. We believe our experience with maritime coverage issues in the states in which we now operate can be readily applied to other areas of the country that we do not currently serve. Nine states have enabling legislation for collectively bargained ADR that is similar to the ADR legislation in California. We have expanded our business by writing policies in several more of the 45 states in which we are licensed to do business. In 2006, we opened an office near Philadelphia, Pennsylvania to facilitate our expansion into the Northeast region, and in early 2007, we opened an office in Atlanta, Georgia to facilitate our expansion plans into the Southeast region.

•	Expand Business in Target Markets. We wrote approximately 40.2% of our direct premiums in California, 9.3% in Illinois and 8.8% in Louisiana for the year ended December 31, 2007. Alaska and Hawaii accounted for 7.2% and 5.4%, respectively, of our direct premiums written in 2007. Proceeds from our initial public offering in January 2005 and follow-on offering in February 2006 have provided us with the necessary capital to enable us to increase the amount of insurance business that we are able to write in these and other markets. We believe that our product offerings, combined with our specialized underwriting expertise and niche market focus, have positioned us to increase our market share in our target markets.

•	Increase Distribution and Leverage Key Relationships. As we expand geographically, we are focusing our marketing efforts on developing relationships with brokers that have expertise in our product offerings. We also seek strategic partnerships with unions and union employers to increase acceptance of our ADR product in new markets.

•	Effectively Manage Overall Medical Claims Cost. With the help of our chief medical officer, we are working within medical provider networks to expand our own network of physicians that we believe will consistently produce the best outcome for injured workers and permit them to return to work more quickly. We believe this strategy enhances our profitability over time by reducing our overall claims cost.

•	Focus on Profitability. We continue our focus on underwriting discipline and profitability by selecting risks prudently, by pricing our products appropriately and by focusing on larger accounts in our target markets.

•	Continue to Develop Scalable Technology. Our in-house technology department has developed effective, customized analytical tools that we believe significantly enhance our ability to write profitable business and cost-effectively administer claims. In addition, these tools also allow for seamless connectivity with our branch offices. We intend to continue making investments in advanced and reliable technological infrastructure.

Customers

We currently provide workers’ compensation insurance to the following types of customers:

•	Maritime employers with complex coverage needs over land, shore and navigable waters. This involves underwriting liability exposures subject to various state and federal statutes and applicable maritime common law. Our customers in this market are engaged primarily in ship building and repair, pier and marine construction and stevedoring.

•	Employers, particularly in the construction industry in California, who are party to collectively bargained workers’ compensation agreements that provide for settlement of claims out of court in a negotiated process.

•	Employers who are obligated to pay insurance benefits specifically under state workers’ compensation laws. We primarily target employers in states that we believe are underserved, such as the construction market in California, Illinois and Louisiana, and the states of Alaska and Hawaii.

Maritime Customers

Providing workers’ compensation insurance to maritime customers with multi-jurisdictional liability exposures was the core of the business of Eagle Pacific Insurance Company, which began writing specialty workers’ compensation insurance over 20 years ago, and remains a key component of our business today. We are authorized by the U.S. Department of Labor to write maritime coverage under the USL&H Act in all federal districts, and believe, based primarily on the experience of our management team, that we are one of the most capable underwriters in this niche in the United States. The USL&H Act is a federal law that allows for compensation to “longshoremen” employees if an injury or death occurs upon navigable waters in the United States, including any adjoining pier, wharf, dry dock, terminal, building way, marine railway or other adjoining area customarily used by an employer in loading, unloading, repairing, dismantling or building a vessel. We also write maritime employers’ liability coverage under the Jones Act. The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with a remedy against their employer for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.

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

In the year ended December 31, 2007, we received approximately $56.7 million, or 21.1%, of our direct premiums written from our maritime customers. We define a maritime customer as a customer whose total workers’ compensation exposure consists of at least 10% of maritime exposure. When we use the term maritime exposure in this annual report, we refer to exposure under the USL&H Act and its extensions, including the OCSLA; the Jones Act; or both. Not all of the gross premiums written from our maritime customers are for maritime exposures. For the year ended December 31, 2007, approximately 77.4% of our direct premiums written for maritime customers were for maritime exposures. Our experience writing maritime coverage attracts maritime customers for whom we can also write state act and ADR coverage.

Employers Party to Collectively Bargained Workers’ Compensation Agreements

We also provide workers’ compensation coverage for employers, particularly in the construction industry in California, that are party to collectively bargained workers’ compensation agreements with trade unions, also known as ADR programs. These programs use informal arbitration instead of litigation to resolve disputes out of court in a negotiated process. ADR insurance programs in California were made possible by legislation passed in 1993 and expanded by legislation passed in 2003. In 2003, these ADR programs became available to all unionized employees in California, where previously they were available only to unionized employees in the construction industry. We are recognized by 17 labor/management programs as authorized to provide coverage for employers that are party to collectively bargained workers’ compensation agreements with trade unions. We are aware of seven states in addition to California, Florida and Hawaii that have enabling legislation allowing for the creation of ADR collectively bargained workers’ compensation insurance programs.

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

ADR programs have had many positive effects on the California workers’ compensation process. For example, a 2004 study conducted by the California Workers’ Compensation Institute revealed that attorney involvement decreased by 72% for claims handled under ADR programs as opposed to claims handled under California’s statutory workers’ compensation system. Although the California regulatory reforms enacted primarily in 2003 and 2004 have resulted in significant claim cost reductions for non-ADR claims, our own September 2007 California studies revealed that after adjusting for the mix in claim type, our closed ADR indemnity claims had a 16.8% lower average cost per claim than our non-ADR claims. We are one of the few insurance companies that offers this product in the markets that we serve.

In the year ended December 31, 2007, we received approximately $52.4 million, or 19.5%, of our direct premiums written from customers who participate in ADR programs. We define an ADR customer as any customer who pays us a premium for providing the customer with insurance coverage in connection with an ADR program. Not all of the gross premiums written from our ADR customers are for ADR exposures. Our experience writing ADR coverage attracts ADR customers for whom we can also write state act and maritime coverage. For the year ended December 31, 2007, approximately 79.5% of our direct premiums written for ADR customers were for ADR exposures. We believe we are a leading provider of the ADR product. As awareness of this product by unions and employers increases over time, we expect to have substantial opportunities for growth in states that have passed enabling legislation.

State Act Customers

We also provide workers’ compensation insurance to other employers who are obligated to pay benefits to employees under state workers’ compensation laws. Approximately 83.6% of our state act business is written in the seven states of Alaska, Arizona, California, Hawaii, Illinois, Louisiana, and Texas. We provide coverage under state statutes that prescribe the benefits that employers are required to provide to their employees who may be injured in the course of their employment. Our policies are issued to employers. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits, medical benefits and hospital expenses. The benefits payable and the duration of these benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. We are one of a few insurance carriers that have a local claim office in Alaska and Hawaii and, as such, we do not need to rely on third party administrators in these two markets.

In the year ended December 31, 2007, we received approximately $159.8 million, or 59.4%, of our direct premiums written from state act customers. We define a state act customer as a customer whose state act exposure arises only under state workers’ compensation laws and who is not a maritime customer or an ADR customer.

Customer Concentration

As of December 31, 2007, our largest customer had annual gross premiums written of approximately $4.3 million, or 1.6% of our total in-force premiums as of December 31, 2007. We are not dependent on any single customer, the loss of which would have a material adverse effect on our business. As of December 31, 2007, we had in-force premiums of $269.2 million. In-force premiums refers to our current annual gross premiums written for all customers that have active or unexpired policies, excluding premiums received from the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”), and represents premiums from our total customer base. Our three largest customers have combined annual gross premiums written of $12.5 million, or 4.6% of our total in-force premiums as of December 31, 2007. We do not expect the size of our largest customers to increase significantly over time. Accordingly, as we grow in the future, we believe our largest customers will account for a decreasing percentage of our total gross premiums written.

Distribution

We distribute our products primarily by identifying independent brokers with well-established maritime or construction expertise. As of December 31, 2007, we had a network of approximately 208 appointed insurance brokers. For the year ended December 31, 2007, no broker, excluding PointSure, accounted for more than 6.6% of our direct premiums written. We do not employ sales representatives or use third-party managing general agents. The licensed insurance brokers with whom we contract are compensated by a commission set as a percentage of premiums. Our standard broker agreement does not contain a commission schedule because all commissions are specifically negotiated as part of our underwriting process. Our ratio of commissions to net premiums earned for the year ended December 31, 2007 was 8.1%, excluding business assumed from the NCCI residual market pool. For the year ended December 31, 2007, the accounts for 61 of our customers, constituting 10.7% of our direct premiums written for that period, were written with no commissions. Brokers do not have authority to underwrite or bind coverage on our behalf, and they are contractually bound by our broker agreement.

We also distribute our products through PointSure, our licensed in-house wholesale insurance broker and third-party administrator. PointSure is a wholly-owned subsidiary of SeaBright. PointSure has approximately 522 sub-producer agreements as of December 31, 2007 compared to 482 as of December 31, 2006, representing an increase of 8.3%. PointSure is authorized to act as an insurance broker under corporate licenses or licenses held by one of its officers in 49 states and the District of Columbia. In addition to enhancing distribution for SeaBright Insurance Company, PointSure provides SeaBright Insurance Company with a cost-effective source of business. It provides the flexibility needed to avoid the costly and time consuming process of appointing brokers directly in both existing and new territories. For the year ended December 31, 2007, excluding premiums for the Washington USL&H Plan, PointSure’s direct premiums written with SeaBright Insurance Company were $43.5 million compared to $33.7 million in 2006 and $47.3 million in 2005. The majority of the reduction from 2005 to 2007 resulted from the direct appointment by SeaBright Insurance Company of brokers that previously were sub-producers of PointSure.

PointSure acts in a variety of capacities for SeaBright Insurance Company and for third parties. PointSure provides marketing, sales, distribution, and some policyholder services for SeaBright Insurance Company to brokers that are not directly appointed with SeaBright Insurance Company. PointSure also performs services for third parties unaffiliated with SeaBright. For example, PointSure acts as a third party administrator for self-insured employers and as a wholesale insurance broker for non-affiliated insurance companies. For these services provided, PointSure receives commissions from insurance carriers and/or brokerage fees on policies placed through PointSure. Incentive commissions may also be received from non-affiliated carriers based on the achievement of certain premium growth, retention and profitability objectives. As of December 31, 2007, no incentive commissions had been received by PointSure.

The following table provides the geographic distribution of our risks insured as represented by direct premiums written by product for the year ended December 31, 2007, excluding premiums written under the Washington USL&H Plan and which are ceded 100% back to the plan.

	Direct Premiums Written
		Alternative
		Dispute			Percent of
State	Maritime	Resolution	State Act	Total	Total
	(Dollars in thousands)

Alabama	$1,126	$—	$486	$1,612	*
Alaska	851	—	18,629	19,480	7.2%
Arizona	27	—	11,405	11,432	4.3
Arkansas	1	—	127	128	*
California	5,020	38,069	64,900	107,989	40.2
Colorado	—	—	353	353	*
Connecticut	—	—	47	47	*
District of Columbia	—	—	79	79	*
Delaware	—	—	1,573	1,573	*
Florida	3,695	2,825	3,389	9,909	3.7
Georgia	35	—	1,307	1,342	*
Hawaii	2,623	776	11,044	14,443	5.4
Idaho	—	—	161	161	*
Illinois	252	—	24,707	24,959	9.3
Indiana	104	—	646	750	*
Iowa	—	—	214	214	*
Kansas	—	—	306	306	*
Kentucky	—	—	708	708	*
Louisiana	13,915	—	9,817	23,732	8.8
Maryland	171	—	1,277	1,448	*
Massachusetts	—	—	5	5	*
Michigan	144	—	219	363	*
Minnesota	10	—	141	151	*
Mississippi	256	—	1,451	1,707	*
Missouri	75	—	1,817	1,892	*
Montana	—	—	30	30	*
Nebraska	—	—	392	392	*
Nevada	—	—	4,459	4,459	1.7
New Jersey	270	—	3,399	3,669	1.4
New Mexico	—	—	623	623	*
New York	34	—	257	291	*
Ohio	(2)	—	—	(2)	*
Oklahoma	—	—	157	157	*
Oregon	665	—	226	891	*
Pennsylvania	554	—	2,319	2,873	1.1
Rhode Island	—	—	4	4	*
South Carolina	122	—	872	994	*
Tennessee	—	—	939	939	*
Texas	1,826	—	11,923	13,749	5.1
Utah	—	—	1,637	1,637	*
Virginia	29	—	411	440	*
Washington	13,054	—	—	13,054	4.9
Wisconsin	—	—	(21)	(21)	*

Totals	$44,857	$41,670	$182,435	$268,962

Percent of Total	16.7%	15.5%	67.8%	100.0%

*	Represents less than 1% of total.

Underwriting

We underwrite business on a guaranteed-cost basis and we also underwrite dividend and loss sensitive plans that make use of retrospective-rating plans and deductible plans. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although the premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated term payroll at the time the policy is issued and the final audited payroll of the customer after the policy expires. Dividend plans allow a policyholder to earn a cash dividend if its individual loss experience is lower than predetermined levels established at the inception of the policy. Policyholder dividends are payable only if declared by the Board of Directors of SeaBright Insurance Company. Loss sensitive plans, on the other hand, provide for a variable premium rate for the policy term. The variable premium is based on the customer’s actual loss experience for claims occurring during the policy period, subject to a minimum and maximum premium. The final premium for the policy may not be known for five to seven years after the expiration of the policy because the premium is recalculated at 12-month intervals beginning six months following expiration of the policy to reflect development on reported claims. Our loss sensitive plans allow our customers to choose to actively manage their insurance premium costs by sharing risk with us. For the year ended December 31, 2007, approximately 80.0% of our direct premiums written came from customers on guaranteed cost plans, 2.5% from customers on dividend plans and the remaining 17.5% from customers on loss sensitive plans.

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

Our underwriting department is managed by experienced underwriters who specialize in maritime and construction exposures. We have underwriting offices in Seattle, Washington; Orange, California; Anchorage, Alaska; Duluth, Georgia; Houston, Texas; Concord, California; Phoenix, Arizona; Tampa, Florida; Radnor, Pennsylvania; and Chicago, Illinois. As of December 31, 2007, we had a total of 59 employees in our underwriting department, consisting of 35 underwriting professionals and 24 support-level staff members. Our underwriting professionals average approximately 22 years of insurance industry experience. We use audits and “authority letters” to help ensure the quality of our underwriting decisions. Our authority letters set forth the underwriting authority for each individual underwriting staff member based on their level of experience and demonstrated knowledge of the product and market. We also maintain a table of underwriting authority controls in our custom-built quote and issue system that is designed to alert underwriters of pricing and coverage conflicts that are outside their granted underwriting authority. These controls compare the underwriter’s authority for premium size, commission level, pricing deviation, plan design and coverage jurisdiction to the terms that are being proposed for the specific policyholder. Proposals that are outside an underwriter’s authority require appropriate review and approval from our senior underwriting personnel, allowing our senior underwriting personnel to mentor and manage the individual performance of our underwriters and to monitor the selection of new accounts.

Loss Control

We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Our loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to effectively support the promotion of a safe workplace. Our loss control staff has extensive experience developed from years of servicing the maritime and construction industries. Our loss control staff consists of 22 employees as of December 31, 2007, averaging 21 years of experience in the industry. We believe that this experience benefits us by allowing us to serve our customers more efficiently and effectively. Specifically, our loss control staff grades each prospective customer’s safety program elements and key loss control measures, supported with explanations in an internal report to the appropriate underwriter. Our loss control staff prepares risk improvement recommendations as applicable and provides a loss control opinion of risk with supporting comments. Our loss control staff also prepares a customized loss control service plan for each policyholder based upon identified servicing needs.

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

We have loss control staff located within, or in close proximity to, our offices in Seattle, Washington; Orange, California; Houston, Texas; Chicago, Illinois; Tampa, Florida; Anchorage, Alaska; Concord, California; Honolulu, Hawaii; Radnor, Pennsylvania; Duluth, Georgia; and Phoenix, Arizona. The majority of our loss control staff work from resident offices. A network of well-vetted independent consultants provides supplemental loss control service support throughout the country.

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

We monitor the overall price adequacy of all new and renewal policies using a weekly price monitoring report. Our rates upon renewal were down approximately 16.8% in 2007, 22.8% in 2006 and 13.2% in 2005. The reductions were driven primarily by our California business, where rates have declined since 2004 as a result of reform legislation enacted primarily in 2003 and 2004. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2008 were 65.1% lower than the pure premium rates in effect as of July 1, 2003. The California Insurance Commissioner’s rate decisions are advisory only and insurance companies may choose whether or not to adopt the new rates.

Claims

We believe we are particularly well qualified to handle multi-jurisdictional workers’ compensation claims. Our claims operation is organized around our unique product mix and customer needs. We believe that we can achieve quality claims outcomes because of our niche market focus, our local market knowledge and our superior claims handling practices. We have claims staff located in Seattle, Washington; Orange and Concord, California; Anchorage, Alaska; Phoenix, Arizona; Honolulu, Hawaii; Houston, Texas; Tampa, Florida; Chicago, Illinois; Duluth, Georgia; and Radnor, Pennsylvania. We also maintain resident claim examiners in San Diego, California, and Western Washington to better serve our client base.

Our maritime claims are handled in our Seattle, Washington and Houston, Texas offices. Upon completion of a thorough investigation, our maritime claims staff is able to promptly determine the appropriate jurisdiction for the claim and initiate benefit payments to the injured worker. We believe our ability to handle both USL&H Act and Jones Act claims in one integrated process results in reduced legal costs for our customers and improved benefit delivery to injured workers.

Claims for our California ADR product are handled in our Orange, California office. Claims for our Hawaii ADR product are handled in our Honolulu, Hawaii office and claims for our Florida ADR product are handled in our Tampa, Florida office. By centralizing these claims in key regional locations, we have developed tailored claim handling processes, systems and procedures. We believe this claims centralization also results in enhanced focus and improved claims execution.

Claims for our state act products are handled in our regional claims offices located in Anchorage, Alaska; Phoenix, Arizona; Honolulu, Hawaii; Orange and Concord, California; Houston, Texas; Chicago, Illinois; Tampa, Florida; Duluth, Georgia; and Radnor, Pennsylvania. We believe in maintaining a local market presence for our claims handling process. Our regional claims staff has developed a thorough knowledge of the local medical and legal community, enabling them to make more informed claims handling decisions.

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

Having a highly-experienced claims staff with manageable work loads is an integral part of our business model. Our claims staff is experienced in the markets in which we compete. As of December 31, 2007, we had a total of 59 employees in our claims department, including 43 claim management and technical staff and 16 support-level staff members. Our claims managers and examiners average 21 years of experience in the insurance industry and over 20 years of experience with workers’ compensation coverage. In addition, our in-house claims examiners maintain manageable work loads so they can more fully investigate individual claims, with each claims examiner handling, on average, 109 time loss cases at one time as of December 31, 2007. Our target time loss case load per claims examiner is 125; consequently, we currently have capacity to handle additional claim volume without making additions to our claims staff.

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

In those states where we do not have claims staff, we have made arrangements with local third party administrators to handle state act claims only. As of December 31, 2007, approximately 99.0% of our time loss claims were being handled in-house as opposed to being handled by third-party administrators. To help ensure the appropriate level of claims expertise, we allow only our own claims personnel to handle maritime claims, regardless of where the claim occurs.

Broadspire Services, a third-party claims administrator, services a small book of claims for us which we acquired in the Acquisition. As of December 31, 2007, there were 87 open claims in the book of claims being serviced by Broadspire Services, compared to 107 open claims at December 31, 2006. Outstanding loss reserves related to claims we assumed in the Acquisition totaled $13.3 million (gross) and $5.3 million (net of reinsurance) at December 31, 2007.

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

Our unpaid losses consist of case amounts, which are for reported claims, and amounts for claims that have been incurred but have not yet been reported (sometimes referred to as “IBNR”) as well as adjustments to case amounts for ultimate expected losses. The amount of unpaid loss for reported claims is based primarily upon a claim-by-claim evaluation of coverage, liability or injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts for unreported claims and unpaid loss adjustment expenses are determined using historical information as adjusted to current conditions. Unpaid loss adjustment expense is intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. The amount of loss reserves is determined by us on the basis of industry information, historical loss information and anticipated future conditions. A loss reserve committee, comprised of senior executives from our Executive, Actuarial, Underwriting, Claims and Finance departments, meets quarterly to review our loss reserves and to make necessary recommendations regarding such amounts. Although we review our loss reserve estimates on a quarterly basis and believe that our estimates at any point in time are reasonable and appropriate, loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

We consider the following factors to be especially important at this time because they increase the variability risk factors in our current loss reserves:

•	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

•	At December 31, 2007, approximately $130.3 million, or 54.6%, of our direct loss reserves were related to business written in California. The California workers compensation benefit system experienced significant reform activity in 2002 through 2004 which has resulted in uncertainty regarding the impact of the reforms on loss reserves. In addition, several of the reforms face ongoing challenges in the California court system.

We review the following significant components of loss reserves on a quarterly basis:

•	IBNR reserves for pure losses, which includes amounts for the medical and indemnity components of the workers’ compensation claim payments, net of subrogation recoveries and deductibles;

•	IBNR reserves for defense and cost containment expenses (“DCC”), also referred to as allocated loss adjustment expenses (“ALAE”), net of subrogation recoveries and deductibles;

•	reserve for adjusting and other expenses, also known as unallocated loss adjustment expense (“ULAE”); and

•	reserve for loss based assessments, also referred to as the “8F reserve” in reference to Section 8, Compensation for Disability, subsection (f), Injury increasing disability, of the USL&H Act.

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

In light of our short operating history and uncertainties concerning the effects of recent legislative reforms, specifically as they relate to our California workers’ compensation experience, actuarial techniques are applied that use historical experience of our predecessor as well as industry information in the analysis of loss reserves. It should be noted that a continuity of management and adjusting staff exists between us and our predecessor. These techniques recognize, among other factors:

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

Our actuarial analysis is done separately for the indemnity, medical and DCC components of the total loss reserves within each accident year. In addition, the analysis is completed separately for the following three categories: State Act California; State Act excluding California; and USL&H. Development factors, expected loss rates and expected loss ratios are derived from the combined experience of us and our predecessor.

Gross ultimate loss (indemnity, medical and ALAE separately) for each category is estimated using the following actuarial methods:

•	paid loss (or ALAE) development;

•	incurred loss (or ALAE) development;

•	Bornhuetter-Ferguson method (“Bornhuetter-Ferguson”), a standard actuarial reserving methodology further described below, using ultimate premiums and paid loss (or ALAE); and

•	Bornhuetter-Ferguson using ultimate premiums and incurred loss (or ALAE).

This Bornheutter-Ferguson method blends the loss development and expected loss ratio methods by assigning partial weight to the initial expected losses, calculated from the expected loss ratio method, with the remaining weight applied to the actual losses, either paid or incurred. The weights assigned to the initial expected losses decrease as the accident year matures.

A gross ultimate value is selected by reviewing the various ultimate estimates and applying actuarial judgment to achieve a reasonable point estimate of the ultimate liability. The gross IBNR reserve equals the selected gross ultimate loss minus the gross paid losses and gross case reserves as of the valuation date. The selected gross ultimate loss and ALAE are currently reviewed and updated on a quarterly basis.

Excess loss and ALAE is used to determine the estimated ultimate ceded losses. Excess loss and ALAE is estimated based on excess loss factors and development factors derived from our experience and that of our predecessor. Net losses equal gross losses minus ceded losses.

ULAE reserves are estimated using a standard paid ULAE to paid loss approach applied to gross loss and ALAE reserves. At December 31, 2007, the selected paid ULAE to paid loss ratio was based on experience from calendar years 2004, 2005, 2006 and the first 11 months of 2007.

We participate in a special fund administered by the U.S. Department of Labor related to workers’ compensation benefits under the USL&H Act. Annual assessments levied by the special fund are treated as claim payments by us and in our financial statements as loss and ALAE. Our actuarial analysis of loss and ALAE reserves excludes these payments. We separately review our liability for future assessments related to claims incurred through the valuation date of the study.

Reconciliation of Loss Reserves

The table below shows the reconciliation of our loss reserves on a gross and net basis for the periods indicated, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning balance:
Unpaid loss and loss adjustment expense	$198,356	$142,211	$68,228
Reinsurance recoverables	(13,504)	(13,745)	(12,582)

Net balance, beginning of year	184,852	128,466	55,646

Incurred related to:
Current year	162,017	130,124	108,424
Prior years	(34,080)	(22,811)	(2,142)
Receivable under adverse development cover	248	571	(499)

Total incurred	128,185	107,884	105,783

Paid related to:
Current year	(35,480)	(23,196)	(18,698)
Prior years	(41,258)	(27,731)	(14,764)

Total paid	(76,738)	(50,927)	(33,462)
Receivable under adverse development cover	(248)	(571)	499

Net balance, end of year	236,051	184,852	128,466
Reinsurance recoverables	14,034	13,504	13,745

Unpaid loss and loss adjustment expense	$250,085	$198,356	$142,211

Our practices for determining loss reserves are designed to set amounts that in the aggregate are adequate to pay all claims at their ultimate settlement value. Our loss reserves are not discounted for interest or other factors.

The figures in the above table include the development of the KEIC loss reserves from January 1, 2004 through December 31, 2007. See the discussion under the heading “Our History” in this Item 1. Prior to the Acquisition, KEIC had a limited operating history writing small business workers’ compensation policies in California and had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In an effort to minimize our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition, we entered into various protective arrangements in connection with the Acquisition, including the adverse development cover and the collateralized reinsurance trust. See “Loss Reserves — KEIC Loss Reserves” in this Item 1. For a discussion of the development of KEIC’s loss reserves and related matters, see the discussion under the following heading “KEIC Loss Reserves.”

SeaBright Insurance Company Loss Reserves

SeaBright Insurance Company began writing insurance policies on October 1, 2003. Shown below is the loss development related to policies written from 2003 through 2007. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2004 it was estimated that $46.0 million would be sufficient to settle all claims not already settled that had occurred through that date, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, by December 31, 2007 (three years later) $23.3 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2004. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $38.0 million is the re-estimated gross loss reserve, including payments, as of December 31, 2007.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2007, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $8.0 million is the cumulative redundancy as of December 31, 2007.

Analysis of SeaBright Loss Reserve Development

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Gross liability as originally estimated:	$2,054	$45,981	$122,625	$180,929	$232,538
Gross cumulative payments as of:
One year later	609	11,693	25,691	39,744
Two years later	1,087	18,814	39,916
Three years later	1,574	23,329
Four years later	1,685
Gross liability re-estimated as of:
One year later	2,819	42,499	99,740	146,686
Two years later	3,453	36,428	85,850
Three years later	3,314	37,957
Four years later	3,354
Cumulative redundancy/(deficiency):	(1,300)	8,024	36,775	34,243

The $1.3 million of adverse development on 2003 reserves is due to the small base of claims and losses from the NCCI pool. Aside from 2003, we have experienced significant redundancies in our year-end reserves as a result of the uncertainty around claim cost reductions resulting from significant legislative reforms enacted in California, primarily in 2003 and 2004, and, to a lesser extent, in other states. In 2005, we reduced our direct loss reserves by $3.5 million, the majority of which related to an improvement in accident year 2004 results. In 2006, we reduced our direct loss reserves by $20.4 million, of which approximately $14.6 million related to accident year 2005 and approximately $5.8 million related to accident year 2004. In 2007, we reduced our direct loss reserves by $27.7 million, of which approximately $17.3 million related to accident year 2006 and approximately $11.6 million related to accident year 2005. Offsetting these reductions were increases to reserves for accident years 2003 and 2004 totaling approximately $1.2 million. For further discussion of the considerations and methodology relating to the estimation of our unpaid loss and loss adjustment expenses, see the related discussion under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in Part II, Item 7 of this annual report.

KEIC Loss Reserves

Shown below is the loss development from 2000 through 2007 related to KEIC policies written from 2000 through 2002. The last direct policy written by KEIC was effective in May 2002 and expired in May 2003. KEIC has claim activity in accident years 2000, 2001, 2002 and 2003. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2001, it was estimated that $14.5 million would be sufficient to settle all claims not already settled that had occurred prior to December 31, 2001, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $14.5 million as of December 31,

2001, by December 31, 2007 (six years later) $12.6 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2001. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, $18.7 million is the re-estimated gross loss reserve, including payments, as of December 31, 2007.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2007, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, $4.2 million is the cumulative deficiency as of December 31, 2007.

Analysis of KEIC Loss Reserve Development

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007
	(In thousands)

Gross liability as originally estimated:	$3,258	$14,458	$30,748	$27,677	$22,248	$17,497	$14,126	$13,261
Gross cumulative payments as of:
One year later	723	7,525	(4,130)	6,815	4,822	2,998	2,184
Two years later	2,070	4,443	2,283	11,637	7,820	5,182
Three years later	1,438	8,107	6,884	14,635	10,004
Four years later	1,792	10,312	9,651	16,819
Five years later	2,304	11,701	11,552
Six years later	2,584	12,646
Seven years later	2,712
Gross liability re-estimated as of:
One year later	3,013	19,562	23,374	29,063	23,319	17,124	15,445
Two years later	3,426	17,523	23,321	29,134	21,946	18,444
Three years later	3,329	18,138	23,739	28,761	23,266
Four years later	3,235	19,068	23,136	30,081
Five years later	3,394	18,465	24,237
Six years later	3,391	18,666
Seven years later	3,798
Cumulative redundancy/(deficiency):	(540)	(4,208)	6,511	(2,404)	(1,018)	(947)	(1,319)

Prior to the Acquisition, KEIC had a limited operating history writing small business workers’ compensation policies in California. As of September 30, 2003, the acquired book of business related to KEIC had gross reserves of $25.9 million and net reserves of $16.0 million. The September 30, 2003 gross and net liabilities re-estimated as of December 31, 2007 are $32.5 million and $18.6 million, respectively. The adverse development on gross reserves of $6.6 million and net reserves of $2.6 million has been recorded subsequent to September 30, 2003. The adverse development on the net reserves is subject to the adverse development cover. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in this Item 1.

The acquired book of business related to KEIC had gross reserves of $13.3 million as of December 31, 2007. These reserves represent a potential liability to us if the protective arrangements that we have established prove to be inadequate. Our initial source of protection is our external reinsurance, which is described under the heading “Reinsurance” in this Item 1. The total reserves net of external reinsurance at December 31, 2007 were $5.3 million. The ceded reserves of $8.0 million as of December 31, 2007 are subject to collection from our external reinsurers. To the extent we are not able to collect on our reinsurance recoverables, these liabilities become our responsibility. See the discussion under the heading “Risks Related to Our Business —

Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report.

The net reserves as of December 31, 2007 of $5.3 million are subject to the various protective arrangements that we entered into in connection with the Acquisition. Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies with an average annual premium size of approximately $4,100 per customer. KEIC had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In light of the deteriorating financial condition of LMC and its affiliates, we entered into a number of protective arrangements in connection with the Acquisition for the purpose of minimizing our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations. The protective arrangements we established included a commutation agreement, an adverse development cover and a collateralized reinsurance trust.

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

As of December 31, 2007, we had recorded a receivable of approximately $2.5 million for adverse loss development under the adverse development cover since the date of the Acquisition. The balance in the trust account, including accumulated interest, totaled approximately $3.5 million at December 31, 2007. We continue to assess the reasonableness of reserves related to this business and believe that reserve amounts are reasonable at December 31, 2007.

Due to the distressed financial condition of LMC and its affiliates, LMC is no longer writing new business and is now operating under a voluntary run off plan which has been approved by the Illinois Division of Insurance. If LMC is placed into receivership, various of the protective arrangements, including the adverse development cover, the collateralized reinsurance trust and the commutation agreement, could be adversely affected. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Division of Insurance would have control of the assets of LMC. In addition, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover the $13.0 million payment made by LMC to us under the commutation agreement or the funds deposited by LMC into the collateralized reinsurance trust under applicable voidable preference or fraudulent transfer laws. See “Risks Related to Our Business — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in Part I, Item 1A of this annual report.

If LMC is placed into receivership in the near future, we will be responsible for the amount of any adverse development of KEIC’s loss reserves in excess of the collateral that is currently available to us, including the $3.5 million on deposit as of December 31, 2007 under the collateralized reinsurance trust. For example, if LMC is placed into receivership at a time when the amount on deposit in the collateralized reinsurance trust is deficient by $1.0 million, we would have to absorb that amount. Because the $13.0 million that we received under the commutation agreement was not discounted for present value at the time of payment, the earnings on these funds, if any, will help us to absorb any adverse development on KEIC’s loss reserves in excess of amounts on deposit under the collateralized reinsurance trust. We believe that there are several factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver, but if a receiver is successful under applicable voidable preference and fraudulent transfer laws in recovering from us the collateral that we received in connection with the Acquisition, those funds would not be available to us to offset any adverse development in KEIC’s loss reserves. See “Our History — Issues Relating to a Potential LMC Receivership” in this Item 1.

Investments

We derive investment income from our invested assets. We invest our statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2007, the amortized cost of our investment portfolio was $491.9 million and the fair value of the portfolio was $494.4 million.

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on the fair value of each category of invested assets as of December 31, 2007.

		Percent of
Category	Fair Value	Total	Yield
	(In thousands)

Fixed income securities:
U.S. Treasury securities	$9,678	2.0%	4.2%
Government sponsored agency securities	45,108	9.1	4.8
Corporate securities	44,251	8.9	4.9
Tax-exempt municipal securities	246,702	49.9	5.8
Mortgage pass-through securities	77,083	15.6	5.5
Collateralized mortgage obligations	1,922	0.4	4.7
Asset-backed securities	50,012	10.1	5.2

Total fixed income securities	474,756	96.0	5.5
Equity securities	11,193	2.3
Preferred stock	8,488	1.7	8.2

Total investment securities available-for-sale	$494,437	100.0%

Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. We had no direct investments in equity securities at December 31, 2007 or 2006. The average credit rating for our fixed maturity portfolio at December 31, 2007, using ratings assigned by Standard and Poor’s, was AA+. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2007, as a percentage of total fair value.

Percentage of
Total Fair
Rating	Value

“AAA”	79.0%
“AA”	9.9%
“A”	9.0%
“BBB”	1.7%
“CCC”	0.1%
Not rated	0.3%

Total	100.0%

The following table shows the composition of our fixed income securities and preferred stock by remaining time to maturity at December 31, 2007. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions.

		Percentage of
		Total
Remaining Time to Maturity	Fair Value	Fair Value
	(In thousands)

Due in one year or less	$45,378	9.4%
Due after one year through five years	101,822	21.1
Due after five years through ten years	182,713	37.8
Due after ten years	22,163	4.6
Securities not due at a single maturity date	131,168	27.1

Total fixed income securities available-for-sale	$483,244	100.0%

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

We regularly review our investment portfolio for declines in value. In general, we focus on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income (loss) on our consolidated statement of changes in stockholders’ equity and comprehensive income and in accumulated other comprehensive income (loss) on our consolidated balance sheet. As of December 31, 2007, we had two securities with fair values less than 80% of their amortized cost or cost. The unrealized loss related to these two securities totaled approximately $181,000. As of December 31, 2007, we had a net unrealized gain on our invested assets of $2.5 million. If declines in market value are deemed “other than temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statement of operations. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. No other-than-temporary declines in the fair value of our securities were recorded in 2007, 2006 or 2005.

We had no direct exposure to sub-prime mortgage exposure in our investment portfolio as of December 31, 2007 and less than $800,000 of indirect exposure to sub-prime mortgages. The average credit quality of our $250.9 million fixed income municipal portfolio was AA+ (AA− based on the issuers’ underlying ratings). Insured municipal bonds totaled $192.8 million and had a weighted average credit rating of AAA (AA− based on the issuers’ underlying ratings). The remaining $58.1 million in uninsured municipal bonds carried a weighted average credit rating of AA. Consequently, we do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

Reinsurance

We purchase reinsurance to reduce our net liability on individual risks and to protect against possible catastrophes. Reinsurance involves an insurance company transferring, or “ceding,” a portion of its exposure on a risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. The cost and limits of reinsurance we purchase can vary from year to year based upon the availability of quality reinsurance at an acceptable price and our desired level of retention, or the amount of risk that we retain for our own account. In excess of loss reinsurance, losses in excess of the retention level up to the upper limit of the program, if any, are paid by the reinsurer.

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

Our Excess of Loss Reinsurance Treaty Program

Excess of loss reinsurance is reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the upper limit of the program reverts to the ceding company, or the company seeking reinsurance. The ceding company also bears the credit risk of a reinsurer’s insolvency. In the ordinary course of our business, we entered into a new workers’ compensation and employers’ liability excess of loss reinsurance treaty program effective October 1, 2007, whereby our reinsurers are liable for the ultimate net losses in excess of $1.0 million for the business we write, up to a $75.0 million limit and subject to additional exclusions and limits, including those described below. We have reviewed the terms of our excess of loss reinsurance agreements and have concluded that they provide sufficient transfer of risk and meet other requirements necessary to qualify them for reinsurance accounting under Statement of Financial Accounting Standards (“SFAS”) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, and related pronouncements. The agreements for the current reinsurance program expire on October 1, 2008, at which time we expect to renew the program. The program provides coverage in five layers and applies to losses occurring between October 1, 2007 and October 1, 2008 for business written by us and classified as workers’ compensation, employers’ liability and maritime employers’ liability, except in the case of the third, fourth and fifth layers, when classified by us as ocean marine. In order for coverage to attach, we must report all losses to our reinsurers before October 1, 2015.

The first reinsurance layer affords coverage up to $1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence. The aggregate limit for all claims under the first layer is $8.0 million. In addition, under the first layer of reinsurance, there is a sub-limit of $2.0 million for two or more losses caused by any act of terrorism, as defined in the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to in this annual report as the “Terrorism Risk Act”); a sub-limit of $1.0 million for losses caused by occupational disease or other disease or cumulative trauma; and a maximum employer’s liability policy limit of $1.0 million ($2.0 million in Hawaii).

The second layer affords coverage up to $3.0 million for each loss occurrence in excess of $2.0 million for each loss occurrence. The aggregate limit for all claims under the second layer is $12.0 million. In addition, under the second layer of reinsurance, there is a sub-limit of $6.0 million for two or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act; a sub-limit of $3.0 million for losses caused by occupational disease or other disease or cumulative trauma; and a maximum employer’s liability policy limit of $1.0 million ($2.0 million in Hawaii).

The third layer affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence. The aggregate limit for all claims under the third layer is $15 million. In addition, the third layer has a sub-limit of $5.0 million for one or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act.

The fourth layer affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence. The aggregate limit for all claims under the fourth layer is $20 million. In addition, the fourth layer has a sub-limit of $10.0 million for one or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Under the fourth layer, the maximum amount applicable to the ultimate net loss for any one loss suffered by any one employee is $7.5 million.

The fifth layer in our excess of loss reinsurance treaty program affords coverage up to $55.0 million for each loss occurrence in excess of $20.0 million. The fifth layer is divided into two sub-layers. The first sub-layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence, subject to an aggregate limit of $60.0 million. The first sub-layer has a sub-limit of $30 million for one or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act. The second sub-layer affords coverage up to $25.0 million for each loss occurrence in excess of $50.0 million for each loss occurrence, subject to an aggregate limit of $50.0 million. The second sub-layer has a sub-limit of $25.0 million for one or more losses caused by any act of terrorism, as defined in the Terrorism Risk Act. Under both sub-layers of the fifth layer, the maximum amount applicable to the ultimate net loss for any one loss suffered by any one employee is $5.0 million.

Under the reinsurance treaty program, we are required to pay our reinsurers an aggregate deposit premium of $10.9 million for the term of the agreements. The agreements for the first, second and third layers in our excess of loss reinsurance treaty program have profit-sharing provisions requiring the reinsurers to make payments to SeaBright Insurance Company if the reinsurers experience favorable loss experience under these contracts. In addition, under each layer of our reinsurance treaty program, we are required to pay to our reinsurers the pro rata share of the amount, if any, by which any financial assistance paid to us under the Terrorism Risk Act for acts of terrorism occurring during any one program year, combined with our total private-sector reinsurance recoveries for those acts of terrorism, exceeds the amount of insured losses paid by us for those acts of terrorism.

Under each layer of our reinsurance treaty program, we may terminate any reinsurer’s share under the applicable agreement at any time by giving written notice to the reinsurer under certain circumstances, including if the reinsurer’s A.M. Best rating is downgraded below “A−” and/or its Standard & Poor’s rating is downgraded below “BBB+”. Each layer of our reinsurance treaty program includes various exclusions in addition to the specific exclusions, including an exclusion for war in specified circumstances, an exclusion for reinsurance assumed and exclusions for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire.

Please refer to Note 8 of the consolidated financial statements in Part II, Item 8 of this annual report for a listing of participants in our current excess of loss reinsurance treaty program and a listing of our top ten reinsurers, based on net amount recoverable, as of December 31, 2007.

Reinsurance Arrangements Established in Connection with Past Transactions

In addition to the reinsurance program described above, we have existing reinsurance arrangements which were established in connection with past transactions into which we have entered. In March 2002, KEIC sold the assets and business of its commercial compensation specialty operation to Argonaut Insurance Company. In connection with the sale, KEIC entered into a reinsurance agreement effective March 31, 2002 with Argonaut pursuant to which KEIC ceded and Argonaut assumed a 100% quota share participation in the transferred insurance policies. Certain reinsurance-type arrangements, including the commutation agreement and the adverse development cover, were also established with LMC in connection with the Acquisition. See “Loss Reserves — KEIC Loss Reserves” in this Item 1.

Terrorism Reinsurance

As extended and amended, the Terrorism Risk Act is effective through December 31, 2014. The Terrorism Risk Act may provide us with reinsurance protection under certain circumstances and subject to certain limitations. The Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. As amended in 2007, the definition of terrorism for purposes of the Terrorism Risk Act includes acts of terror perpetrated by domestic, as well as foreign, persons or interests. No federal compensation will be paid under the Terrorism Risk Act unless aggregate insured losses from the act for the entire insurance industry exceed certain threshold amounts ($100.0 million for terrorism losses occurring in 2007 and for the remainder of the program). Each insurance company is responsible for a deductible based on a percentage of the direct earned premiums of its affiliated group in the previous calendar year for commercial lines policies (except for certain excluded lines such as commercial auto) covering risks in the United States. This deductible amount is 20.0% of such premiums for losses occurring in 2007 and subsequent years. For losses in excess of the deductible, the federal government will reimburse 85% of the insurer’s loss occurring in 2007 and subsequent years. As stated above, all layers of our reinsurance program contain sublimits for losses caused by an act of terrorism, as defined in the Terrorism Risk Act, subject to certain absolute exclusions.

Competition

We operate in niche markets where we believe we have few competitors with a similar focus. The insurance industry in general is highly competitive and there is significant competition in the national workers’ compensation industry. Competition in the insurance business is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. Many of the insurers with which we compete have significantly greater financial, marketing and management resources and experience than we do. In addition, our competitive advantage may be limited due to the small number of insurance products that we offer. Some of our competitors have additional competitive leverage because of the wide array of insurance products that they offer. For example, it may be more convenient for a potential customer to purchase numerous different types of insurance products from one insurance carrier. We do not offer a wide array of insurance products due to our targeted market niches, and we may lose potential customers to our larger, more diverse competitors as a result. We may also compete with new market entrants in the future.

While more than 400 insurance companies participate in the national workers’ compensation market, our competitors are relatively few in number because we operate in niche markets. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Our primary competitors vary slightly based on the type of product and by region. We have a number of competitors that limit their writings on a geographic basis. For our maritime product, our primary competitors are American International Group (“AIG”), American Longshore Mutual Association Ltd. and Signal Mutual Indemnity Association Ltd. Additional competitors by region are Alaska National Insurance

Company in our Western Region; Louisiana Workers Compensation Company (“LWCC”) and Texas Mutual in our Gulf Region; and Liberty Mutual in our Northeastern Region. For our state act construction product, our primary competitors are AIG, Zurich and Liberty Mutual in all of our regions. Additional competitors by region are State Compensation Insurance Fund of California (“SCIF”), Arizona State Fund and Travelers in our Western Region; Texas Mutual, LWCC and Amerisafe in our Gulf Region; Acuity Group in our Midwestern Region; Hartford and PMA in our Northeastern Region; and Bridgefield, FCCI and Zenith in our Southeastern Region . For our ADR product, our primary competitors are AIG, Zurich and SCIF. In Hawaii, our primary competition is AIG and Hawaii Employers Mutual Insurance Company.

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

Detailed annual and quarterly financial statements and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The financial statements and condition of SeaBright Insurance Company are subject to periodic examination by the Illinois Division of Insurance and the California Department of Insurance. In 2007, the Illinois Division of Insurance completed a routine comprehensive examination of our 2005 statutory annual statement. On June 21, 2007, the Division officially adopted, without fines or penalties assessed, its Report of Examination as of December 31, 2005.

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

The USL&H Act, which is administered by the U.S. Department of Labor, provides medical benefits, compensation for lost wages and rehabilitation services to longshoremen, harbor workers and other maritime workers who are injured during the course of employment or suffer from diseases caused or worsened by conditions of employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act. Several other statutes extend the provisions of the USL&H Act to cover other classes of private-industry workers. These include workers engaged in the extraction of natural resources from the outer continental shelf, employees on American defense bases, and those working under contracts with the U.S. government for defense or public-works projects, outside of the continental United States. Our authorizations to issue workers’ compensation insurance from the various state departments of insurance regulating SeaBright Insurance Company are augmented by our U.S. Department of Labor certificates of authority to ensure payment of compensation under the USL&H Act and extensions of the USL&H Act, including the OCSLA and the Nonappropriated Fund Instrumentalities Act. This coverage, which we write as an endorsement to workers’ compensation and employers liability insurance policies, provides employment-injury and occupational disease protection to workers who are injured or contract occupational diseases while working on the navigable waters of the United States, or in adjoining areas, and for certain other classes of workers covered by the extensions of the USL&H Act.

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

As a condition of authorization effective August 25, 2005, the U.S. Department of Labor implemented new regulations requiring insurance carriers authorized to write insurance under the USL&H Act or any of its extensions to deposit security to secure compensation payment obligations. The Department of Labor determines the amount of this deposit annually by calculating the carrier’s USL&H and extension Act obligation by state and by the percentage of those obligations deemed unsecured by those states’ guaranty funds. SeaBright’s current deposit obligation is approximately $1.9 million.

Privacy Regulations

In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our financial condition or results of operations. For example, a National Association of Insurance Commissioners, or NAIC, initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations consistent with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiary has established procedures to comply with Gramm-Leach-Bliley privacy requirements.

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

On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 was enacted. In 2005, this law was extended and amended. The Terrorism Risk Act is designed to ensure the availability of insurance coverage for losses resulting from certain acts of terror in the United States of America. As extended in 2005, the law established a federal assistance program through the end of 2007 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and required such companies to offer coverage for certain acts of terrorism. On December 26, 2007, the President signed an Extension Bill which extended the Terrorism Risk Act to December 31, 2014. The terms and conditions applying during each of the extension years are essentially the same as those applied during 2007, except that acts of terror perpetrated on behalf of domestic, as well as foreign, persons or interests are now subject to the Terrorism Risk Act. By law, SeaBright Insurance Company may not exclude coverage for terrorism losses from its workers’ compensation policies. Although SeaBright Insurance Company is protected by federally funded terrorism reinsurance to the extent provided for in the Terrorism Risk Act, there are limitations and restrictions on this protection, including a substantial deductible that must be met, which could have an adverse effect on our financial condition or results of operations. Potential future changes to the Terrorism Risk Act could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

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

Our workers’ compensation operations are subject to legislative and regulatory actions. In California, where we have our largest concentration of business, significant workers’ compensation legislation was enacted twice in recent years. Effective January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. In September 2003 and April 2004, workers’ compensation legislation was enacted in California with the principal objective of reducing costs. The legislation contains provisions which primarily seek to reduce medical costs and does not directly impact indemnity payments to injured workers. The principal changes in the legislation that impact medical costs are as follows: 1) a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment; 2) a limitation on the number of chiropractor or physical therapy office visits; 3) the introduction of medical utilization guidelines; 4) a requirement for second opinions on certain spinal surgeries; and 5) a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician. Since the passage of the 2003 and 2004 reforms, bills have been introduced to roll back many areas of significant reform. Some compromise measures have succeeded. For example, on October 13, 2007, new legislation became effective that removed caps on physical therapy but only when the administrative director adopts new guidelines for occupational therapy and chiropractic care for post-surgical care.

On March 30, 2007, the California Workers’ Compensation Insurance Rating Bureau (the “WCIRB”) submitted a filing with the California Insurance Commissioner recommending an 11.3% decrease in advisory pure premium rates on new and renewal policies effective on or after July 1, 2007. The filing was based on a review of loss and loss adjustment experience through December 31, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On May 29, 2007, the California Insurance Commissioner recommended a 14.2% decrease in rates effective July 1, 2007. On June 8, 2007, after completing a study of our California loss data, we filed with the California Insurance Commissioner our new rates reflecting an average reduction of 14.2% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2007. The filing was approved on June 12, 2007. This was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On September 20, 2007, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 4.2% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2008. The filing was based on a review of loss and loss adjustment experience through June 30, 2007. On October 19, 2007, the WCIRB amended its filing, increasing the proposed rate increase to 5.2% based on the projected impact of Assembly Bill No. 338 (“AB 338”) that was signed into law on October 13, 2007. AB 338 increases the period of time, from two years to five years, from the date of injury during which disability benefits, limited to a maximum of 104 weeks, may be provided. A public hearing to consider the proposed rate increase was held on October 23, 2007. In December 2007, the California Insurance Commissioner recommended no overall change to workers’ compensation premium rates in 2008. On November 30, 2007, we followed the Commissioner’s recommendation and filed for no change in our rates effective on January 1, 2008. The filing was approved on December 12, 2007.

The 2007 rate reductions are primarily in response to emerging favorable trends in loss costs resulting from reform legislation. If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

The National Association of Insurance Commissioners

The NAIC is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to the regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (the “Model Laws”) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in certain of the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Illinois Division of Insurance and the California Department of Insurance have adopted these codified statutory accounting practices.

Illinois and California have also adopted laws substantially similar to the NAIC’s “risk based capital” (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These RBC requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2007, the capital and surplus of SeaBright Insurance Company exceeded 200% of the Authorized Control Level of RBC.

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

The 2007 IRIS results for SeaBright Insurance Company showed no results outside the “usual” range for such ratios; as such ranges are determined by the NAIC.

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

Employees

As of December 31, 2007, we had 236 full-time equivalent employees. We have employment agreements with some of our executive officers, which are described in our proxy statement for the 2008 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We believe that our employee relations are good.

Corporate Website

Through our Internet website at www.sbic.com, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). A copy of the materials will be mailed to you free of charge upon request to SeaBright Insurance Holdings, Inc., Investor Relations, 1501 4th Avenue, Suite 2600, Seattle, WA 98101. The following corporate governance materials are also available on our website:

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

Note on Forward-Looking Statements

Some of the statements in Part I, Item 1 of this annual report, some of the statements in this Item 1A, some of the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this annual report and statements elsewhere in this annual report, may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

You should carefully consider the risks described below, together with all of the other information included in this annual report. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described below could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “Note on Forward-Looking Statements” in Part I, Item 1 of this annual report.

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

Our loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which we refer to as severity trends; the increasing level of medical, legal and rehabilitation costs; and costs associated with fraud or other abuses of the medical claim process. If there are unfavorable changes in severity trends, we may need to increase our loss reserves, as described above.

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California, Illinois and Louisiana. Any single catastrophe or other condition affecting losses in these states could adversely affect our results of operations.

Our business is concentrated in California (approximately 40.2% of direct premiums written for the year ended December 31, 2007), Illinois (approximately 9.3% of direct premiums written for the same period) and Louisiana (approximately 8.8% of direct premiums written for the same period). Accordingly, unfavorable business, economic or regulatory conditions in those states could negatively impact our business. For example, California, Illinois, and Louisiana are states that are susceptible to severe natural perils, such as tsunamis, earthquakes, tornados and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in those states. Although geographic concentration has not adversely affected our business in the past, we may in the future be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. This concentration of our business could have a material adverse effect on our financial condition or results of operations.

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

The agreements for our current workers’ compensation excess of loss reinsurance treaty program expire on October 1, 2008. Although we currently expect to renew the program upon its expiration, any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. We have not experienced difficulty in qualifying for or obtaining sufficient reinsurance to appropriately cover our risks in the past. We currently have 11 reinsurers participating in our excess of loss reinsurance treaty program, and believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require. However, it is possible that one or more of our current reinsurers could cancel participation, or we could find it necessary to cancel the participation of one of our reinsurers, in our excess of loss reinsurance treaty program. In either of those events, if our reinsurance broker is unable to spread the cancelled or terminated reinsurance among the remaining reinsurers in the program, we estimate that it could take approximately one to three weeks or longer to identify and negotiate appropriate documentation with a replacement reinsurer. During this time, we would be exposed to an increased risk of loss, the extent of which would depend on the volume of cancelled reinsurance.

In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience this problem in the future, our costs would increase and our revenues would decline. As of December 31, 2007, we had $14.2 million of amounts recoverable from our reinsurers, excluding the receivable on our adverse development cover, that we would be obligated to pay if our reinsurers failed to pay us.

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

Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the Illinois Division of Insurance and the California Department of Insurance. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

•	place limitations on our ability to transact business with our affiliates;

•	regulate mergers, acquisitions and divestitures involving our insurance company subsidiary;

•	require SeaBright Insurance Company, PointSure and THM to comply with various licensing requirements and approvals that affect our ability to do business;

•	approve or reject our policy coverage and endorsements;

•	place limitations on our investments and dividends;

•	set standards of solvency to be met and maintained;

•	regulate rates pertaining to our business;

•	require assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies;

•	require us to comply with medical privacy laws; and

•	prescribe the form and content of, and examine, our statutory financial statements.

On June 21, 2007, the Illinois Division of Insurance adopted its Report of Examination as of December 31, 2005 after completing a routine comprehensive examination of our 2005 statutory annual statement. No fines or penalties were assessed.

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

In addition, workers’ compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. For example, in California, on January 1, 2003, workers’ compensation legislation became effective that provided for increases in the benefits payable to injured workers. Also, in California, workers’ compensation legislation intended to reduce certain costs was enacted in September 2003 and April 2004. Among other things, this legislation established an independent medical review process for resolving medical disputes, tightened standards for determining impairment ratings by applying specific medical treatment guidelines, capped temporary total disability payments to 104 weeks from first payment and enabled injured workers to access immediate medical care up to $10,000 but required them to get medical care through a network of doctors chosen by the employer. The implementation of these reforms affects the manner in which we coordinate medical care costs with employers and the manner in which we oversee treatment plans. However, the reforms are subject to continuing opposition in the California legislature, in the courts and by ballot initiatives, any of which could overturn or substantially amend the reforms and regulatory rules applicable to the legislation. Since the passage of the 2003 and 2004 reforms, bills have been introduced to roll back many areas of significant reform. Some compromise measures have succeeded. For example, on October 13, 2007, new legislation became effective that removed caps on physical therapy but only when the administrative director adopts new guidelines for occupational therapy and chiropractic care for post-surgical care. We cannot predict the ultimate impact of the reforms or of any amendments to them.

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

In addition, we are impacted by the Terrorism Risk Act and by the Gramm-Leach-Bliley Act of 2002 related to disclosure of personal information. The Terrorism Risk Act requires that commercial property and casualty insurance companies offer coverage for certain acts of terrorism and has established a federal assistance program through the end of 2014 to help insurers cover claims arising out of such acts. The Terrorism Risk Act only covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, no federal compensation will be paid under the Terrorism Risk Act unless aggregate insured losses from the act for the entire insurance industry exceed certain threshold amounts ($100.0 million for terrorism losses occurring in 2007 and for the remainder of the program). Under this program, the federal government covers 85% of the losses from covered certified acts of terrorism occurring in 2007 and for the remainder of the program on commercial risks in the United States only, in excess of the applicable deductible amount. This deductible is calculated based on a percentage of an affiliated insurance group’s prior year direct earned premiums on commercial lines policies (except for certain excluded lines such as commercial auto) covering risks in the United States. This deductible amount is 20.0% of such premiums for losses occurring in 2007 and subsequent years.

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

In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Our principal competitors include AIG, Liberty Mutual, Zurich, Signal Mutual Indemnity Association Ltd., and American Longshore Mutual Association Ltd. Many of our competitors have substantially greater financial and marketing resources than we do, and some of our competitors, including the State Compensation Insurance Fund of California, benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor, such as the State Compensation Insurance Fund of California or AIG.

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

On March 30, 2007, the California Workers’ Compensation Insurance Rating Bureau (the “WCIRB”) submitted a filing with the California Insurance Commissioner recommending an 11.3% decrease in advisory pure premium rates on new and renewal policies effective on or after July 1, 2007. The filing was based on a review of loss and loss adjustment experience through December 31, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On May 29, 2007, the California Insurance Commissioner recommended a 14.2% decrease in rates effective July 1, 2007. On June 8, 2007, after completing a study of our California loss data, we filed with the California Insurance Commissioner our new rates reflecting an average reduction of 14.2% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2007. The filing was approved on June 12, 2007. This was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On September 20, 2007, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 4.2% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2008. The filing was based on a review of loss and loss adjustment experience through June 30, 2007. On October 19, 2007, the WCIRB amended its filing, increasing the proposed rate increase to 5.2% based on the projected impact of AB 338 that was signed into law on October 13, 2007. AB 338 increases the period of time, from two years to five years, from the date of injury during which disability benefits, limited to a maximum of 104 weeks, may be provided. A public hearing to consider the proposed rate increase was held on October 23, 2007. In December 2007, the California Insurance Commissioner recommended no overall change to workers’ compensation premium rates in 2008. On November 30, 2007, we followed the Commissioner’s recommendation and filed for no change in our rates effective on January 1, 2008. The filing was approved on December 12, 2007.

Rate reductions have also been adopted in other states in which we operate. For example, effective January 1, 2008, we adopted the following rate decreases recommended by the National Council for Compensation Insurance (the “NCCI”): 10.9% in Alaska, 19.3% in Hawaii and 18.4% in Florida. Effective July 1, 2007, we adopted the Louisiana Insurance Commissioner’s recommendation of a 15.8% reduction in Louisiana, which is 2.0% more than the 13.8% rate decrease recommended by the NCCI. On February 5, 2008, the Louisiana Insurance Commissioner approved an NCCI-proposed rate reduction of 8.6%, effective May 1, 2008. On March 7, 2008, after completing a study of our Louisiana loss data, we filed with the Louisiana Insurance Commissioner our new rates reflecting an average reduction of 8.6% from prior rates for new and renewal workers’ compensation insurance policies written in Louisiana on or after May 1, 2008. We have also recently adopted rate increases in some states. For example, effective October 1, 2007, we adopted a 4.1% rate increase in Arizona and on January 1, 2008, we adopted a 4.0% rate increase in Illinois.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, United States participation in hostilities with other countries and large-scale acts of terrorism may adversely affect the economy generally, and our investment income could decrease. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the capital markets, and, consequently, the value of the securities we own. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders’ equity. Any significant decline in our investment income as a result of rising interest rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders’ equity and our policyholders’ surplus. See “Investments” in Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2007 to sub-prime mortgages and problems currently facing monoline bond insurers.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our senior management team and key employees, consisting of John G. Pasqualetto, Chairman, President and Chief Executive Officer; Richard J. Gergasko, Executive Vice President — Operations; Joseph S. De Vita, Senior Vice President, Chief Financial Officer and Assistant Secretary; D. Drue Wax — Senior Vice President, General Counsel and Corporate Secretary; Richard W. Seelinger, Senior Vice President — Policyholder Services; Marc B. Miller, M.D., Senior Vice President and Chief Medical Officer; Jeffrey C. Wanamaker, Senior Vice President — Underwriting; James L. Borland, III, Vice President and Chief Information Officer; M. Philip Romney, Vice President — Finance, Principal Accounting Officer and Assistant Secretary and Craig A. Pankow, President — PointSure. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. Many of our principal employees possess skills and extensive experience relating to our market niches. Were we to lose any of these employees, it may be challenging for us to attract a replacement employee with comparable skills and experience in our market niches. We have employment agreements with some of our executive officers, which are described in our proxy statement for the 2008 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We do not currently maintain key man life insurance policies with respect to any member of our senior management team or other employees.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and loss reserves at levels sufficient to cover losses. To the extent that the funds generated by the initial public offering of 8,625,000 shares of our common stock in January 2005 and the follow-on offering of 3,910,000 shares of common stock in February 2006 are insufficient to support future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or curtail our growth. We believe that the net proceeds to us from the above offerings and cash provided by operations will satisfy our capital requirements for the foreseeable future. However, because the timing and amount of our future needs for capital will depend on our growth and profitability, we cannot provide any assurance in that regard. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares currently outstanding. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition or results of operations could be materially adversely affected.

Our status as an insurance holding company with no direct operations could adversely affect our ability to pay dividends in the future.

We are a holding company that transacts our business through our operating subsidiaries, SeaBright Insurance Company, PointSure and THM. Our primary assets are the stock of these operating subsidiaries. Our ability to pay expenses and dividends depends, in the long run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payment of dividends by SeaBright Insurance Company is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. SeaBright Insurance Company is required to report any ordinary dividends to the Illinois Division of Insurance and the California Department of Insurance prior to the payment of the dividend. In addition, SeaBright Insurance Company is not authorized to pay any extraordinary dividends to us under Illinois or California insurance laws without prior regulatory approval from the Illinois Division of Insurance or the California Department of Insurance. See the discussion under the heading “Regulation — Dividend Limitations” in Part I, Item 1 of this annual report. As a result, at times, we may not be able to receive dividends from SeaBright Insurance Company and we may not receive dividends in amounts necessary to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant. Currently, we do not intend to pay dividends on our capital stock.

We rely on independent insurance brokers to distribute our products.

Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of licensed insurance brokers that totaled approximately 208 at December 31, 2007. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors, including AIG and Zurich, offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

Assessments and other surcharges for guaranty funds and second injury funds and other mandatory pooling arrangements may reduce our profitability.

Virtually all states require insurers licensed to do business in their state to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments that are expected to continue in the future as a result of insolvencies. Assessments are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. See the discussion under the heading “Regulation” in Part I, Item 1 of this annual report. Accordingly, the assessments levied on us may increase as we increase our premiums written. Further, Washington state legislation enacted on April 20, 2005 created a separate account within the Guaranty Fund for USL&H Act claims and authorized prefunding of potential insolvencies in order to establish a cash balance. Many states also have laws that established second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury, which are funded by either assessments based on paid losses or premium surcharge mechanisms. For example, Alaska requires insurers to contribute to its second injury fund annually an amount equal to the compensation the injured employee is owed multiplied by a contribution rate based on the fund’s reserve rate. In addition, as a condition of the ability to conduct business in some states, including California, insurance companies are required to participate in mandatory workers’ compensation shared market mechanisms or pooling arrangements, which provide workers’ compensation insurance coverage from private insurers. Although we price our products to account for the obligations that we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, our prices may not fully account for our liabilities under pooling arrangements, which may cause a decrease in our profits. As we write policies in new states that have pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the insolvency of other insurers in these pooling arrangements would likely increase the liability for other members remaining in the pool. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws.

The assets that SeaBright acquired in the Acquisition were acquired from LMC and certain of its affiliates. LMC and its insurance company affiliates are currently operating under a voluntary “run off” plan approved by the Illinois Division of Insurance. “Run off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run off plan, LMC has instituted aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders. According to LMC’s statutory financial statements as of and for the year ended December 31, 2007, LMC had a statutory surplus of $150.7 million (unaudited), a decrease of approximately $22.9 million from its surplus of $173.6 million (audited) as of December 31, 2006. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report. In the event LMC is placed into receivership, our business could be adversely affected in the following ways:

•	A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements.

•	As discussed under “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. At December 31, 2007, the liability of LMC under the adverse development cover was approximately $2.5 million. LMC initially funded the trust account with $1.6 million to support its obligations under the adverse development cover. In accordance with the terms of the protective arrangements that we have established with LMC, on December 23, 2004, LMC deposited into the collateralized reinsurance trust an additional $3.2 million, resulting in a total balance in the trust account of $4.8 million. In February 2007, LMC submitted a request to withdraw approximately $1.8 million of excess funds on deposit in the trust account. After due evaluation, we complied with LMC’s request, resulting in a balance in the trust account of approximately $3.4 million immediately following the withdrawal. The balance of the trust account, including accumulated interest, at December 31, 2007 was $3.5 million. If LMC is placed in receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Division of Insurance would have control of the assets of LMC.

•	Some of our customers are insured under Eagle insurance policies that we service pursuant to the claims administration servicing agreement described above. Although SeaBright is a separate legal entity from LMC and its affiliates, including Eagle, Eagle’s policyholders may not readily distinguish SeaBright from Eagle and LMC if those policies are not honored in the event LMC is found to be insolvent and placed into court-ordered liquidation. If that were to occur, our market reputation, credibility and ability to renew the underlying policies could be adversely affected.

•	In connection with the Acquisition, LMC and its affiliates made various transfers and payments to SeaBright, including approximately $13.0 million under the commutation agreement and an initial amount of approximately $1.6 million to fund the collateralized reinsurance trust. In the event that LMC is placed into receivership, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover these payments under applicable voidable preference and fraudulent transfer laws.

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

The availability of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. During 1998, 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of our predecessor to increase premiums. Beginning in 2001, we witnessed a decrease in pricing competition in the industry, which enabled us to raise our rates. Although rates for many products increased from 2000 to 2003, legislative reforms caused premium rates in certain states, including California, to decrease in 2004 through 2007, and rates may continue to decrease. In addition, the availability of insurance has and may continue to increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may perpetuate rate decreases. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality may cause the price of our securities to be volatile.

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

Our insurance company subsidiary is domiciled in the state of Illinois and commercially domiciled in the state of California. The insurance holding company laws of Illinois and California require advance approval by the Illinois Division of Insurance and the California Department of Insurance of any change in control of SeaBright Insurance Company. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of SeaBright Insurance Company, including a change of control of us, would generally require the party acquiring control to obtain the prior approval of the Illinois Division of Insurance and the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction. See the discussion under the heading “Regulation” in Part I, Item 1 of this annual report.

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

Our principal executive offices are located in approximately 35,600 square feet of leased office space in Seattle, Washington. We also lease office space consisting of approximately 8,300 square feet in Orange, California; 6,100 square feet in Concord, California; 4,100 square feet in Phoenix, Arizona; 4,000 square feet in Duluth, Georgia; 3,900 square feet in Irvine, California; 3,900 square feet in Radnor, Pennsylvania; 3,700 square feet in Needham, Massachusetts; 3,300 square feet in Houston, Texas; 3,000 square feet in Chicago, Illinois; 2,650 square feet in Honolulu, Hawaii; 2,500 square feet in Anchorage, Alaska; and 1,800 square feet in Tampa, Florida. We conduct claims and underwriting operations in our branch offices, with the exception of our Honolulu office, where we conduct only claims and loss control operations, and our Needham office, where we conduct only underwriting and marketing operations. We do not own any real property. We consider our leased facilities to be adequate for our current operations.

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

	High	Low

2007:
First quarter	$19.14	$16.55
Second quarter	19.12	16.89
Third quarter	19.98	14.23
Fourth quarter	19.19	14.40
2006:
First quarter	$18.03	$14.40
Second quarter	18.68	14.31
Third quarter	16.18	12.25
Fourth quarter	18.34	12.91

As of March 14, 2008, there were approximately 33 holders of record of our common stock.

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

For information regarding restrictions on the payment of dividends by us and SeaBright Insurance Company, see the discussion under the heading “Liquidity and Capital Resources” in Part II, Item 7 and the discussion under the heading “Business — Regulation — Dividend Limitations” in Part I, Item 1 of this annual report.

Purchases of Equity Securities

We did not purchase any of our equity securities during 2007.

Performance Graph

The following graph and table compare the total return on $100 invested in SeaBright common stock for the period commencing on January 21, 2005 (the date of our initial public offering) and ending on December 31, 2007 with the total return on $100 invested in each of the Nasdaq Stock Market (U.S.) Index and in the Nasdaq Insurance Index. The closing market price for SeaBright common stock at the end of fiscal year 2007 was $15.08.

Comparison of 35 Month Cumulative Total Return*
Among SeaBright Insurance Holdings, Inc., The NASDAQ Composite Index
And The NASDAQ Insurance Index

*	$100 invested on January 21, 2005 in stock or on December 31, 2004 in index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	SeaBright	NASDAQ	NASDAQ
	Insurance	Composite	Insurance
	Holdings, Inc.	Index	Index

1/21/05	100.00	100.00	100.00
3/31/05	85.81	92.04	99.12
6/30/05	94.85	94.43	103.18
9/30/05	107.39	99.71	105.52
12/31/05	138.01	102.41	110.18
3/31/06	144.56	109.31	110.80
6/30/06	133.69	101.72	113.63
9/30/06	115.93	106.09	117.78
12/31/06	149.46	114.09	123.48
3/31/07	152.70	114.44	121.59
6/30/07	145.06	122.63	127.72
9/30/07	141.66	127.77	125.01
12/31/07	125.15	124.65	120.72

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

The following table sets forth our selected historical financial information and that of our predecessor for the periods ended and as of the dates indicated. This information comes from our consolidated financial statements and those of our predecessor. You should read the following selected financial information along with the information contained in this annual report, including Part II, Item 7 of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the combined and consolidated financial statements and related notes and the reports of the independent registered public accounting firm included in Part II, Item 8 and elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period.

	Company					Predecessor
					Three Months	Nine Months
					Ended	Ended
	Year Ended December 31,				December 31,	September 30,
	2007	2006	2005	2004	2003(1)	2003
	($ in thousands, except share and per share data)

Income Statement Data:
Gross premiums written	$282,658	$230,253	$204,742	$135,682	$22,154	$70,717
Ceded premiums written	(15,300)	(15,490)	(19,082)	(16,067)	(2,759)	(4,079)

Net premiums written	$267,358	$214,763	$185,660	$119,615	$19,395	$66,638

Premiums earned	$227,995	$185,591	$158,850	$77,960	$3,134	$36,916
Claims service income	1,711	2,026	2,322	2,916	663	698
Other service income	148	104	175	794	561	—
Net investment income	20,307	15,245	7,832	2,468	313	1,735
Net realized gain (loss)	(105)	(410)	(226)	38	(4)	14
Other income	4,369	3,371	3,297	2,493	655	1,514

Total revenues	254,425	205,927	172,250	86,669	5,322	40,877

Loss and loss adjustment expenses	128,185	107,884	105,783	53,660	3,024	25,395
Underwriting, acquisition, and insurance expenses(2)	58,932	42,306	33,839	17,854	1,789	6,979
Interest expense	1,139	1,101	888	415	—	—
Other expenses	7,773	6,248	4,997	4,514	812	1,791

Total expenses	196,029	157,539	145,507	76,443	5,625	34,165

Income (loss) before income taxes	58,396	48,388	26,743	10,226	(303)	6,712
Income tax expense (benefit)	18,484	15,159	8,451	3,020	(101)	1,996

Net income (loss)	$39,912	$33,229	$18,292	$7,206	$(202)	$4,716

Basic earnings per share	$1.96	$1.66	$1.18	—	—	—
Diluted earnings per share	$1.90	$1.63	$1.13	$0.98	—	—
Weighted average basic shares outstanding(3)	20,341,931	19,986,244	15,509,547	—	—	—
Weighted average diluted shares outstanding(3)	20,976,525	20,403,089	16,195,855	7,387,276	—	—
Selected Insurance Ratios:
Current accident year loss ratio(4)	67.6%	69.0%	66.8%	65.0%	75.3%	71.0%
Prior accident years’ loss ratio(5)	(12.1)%	(12.0)%	(1.7)%	0.1%	—	(4.1)%

Net loss ratio	55.5%	57.0%	65.1%	65.1%	75.3%	66.9%
Net underwriting expense ratio(6)	25.8%	22.7%	21.2%	21.9%	39.2%	18.9%

Net combined ratio(7)	81.3%	79.7%	86.3%	87.0%	114.5%	85.8%

	Company					Predecessor
					As of	As of
	As of December 31,				December 31,	September 30,
	2007	2006	2005	2004	2003(1)	2003
	($ in thousands)

Selected Balance Sheet Data:
Investment securities available-for sale, at fair value	$494,437	$399,932	$261,103	$105,661	$51,881	$46,338
Cash and cash equivalents	20,292	20,412	12,135	8,279	5,008	52,271
Reinsurance recoverables	14,210	13,675	14,375	13,484	12,050	39,676
Deferred acquisition costs	19,832	15,433	10,299	7,588	1,936	4,313
Total assets	755,569	614,275	427,275	225,818	106,080	321,537
Unpaid loss and loss adjustment expense	250,085	198,356	142,211	68,228	29,733	161,538
Unearned premiums	147,033	114,312	86,863	67,626	18,602	40,657
Total stockholders’ equity	294,306	249,126	155,678	58,370	45,605	92,856

(1)	There was no activity for SeaBright from June 19, 2003, its date of inception, through September 30, 2003.

(2)	Includes acquisition expenses such as commissions, premium taxes and other general administrative expenses related to underwriting operations in our insurance subsidiary and are included in the amortization of deferred policy acquisition costs.

(3)	There were no common shares or dilutive common stock equivalents outstanding during the three months ended December 31, 2003.

(4)	The current accident year loss ratio is calculated by dividing loss and loss adjustment expenses for the current accident year less claims service income by the current year’s net premiums earned.

(5)	The prior accident years’ loss ratio is calculated by dividing the change in the loss and loss adjustment expenses for the prior accident years by the current year’s net premiums earned.

(6)	The underwriting expense ratio is calculated by dividing the net underwriting expenses less other service income by the current year’s net premiums earned.

(7)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this annual report. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this annual report that could cause our actual results of operations, performance and business prospects and opportunities in 2008 and beyond to differ materially from those expressed in, or implied by those forward-looking statements. See “Note on Forward-Looking Statements” in Part I, Item 1 of this annual report.

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

Premiums Earned

Gross premiums written include all premiums billed and unbilled by an insurance company during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies. Our policies typically have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2007, one-half of the premiums would be earned in 2007 and the other half would be earned in 2008.

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

Net Investment Income and Realized Gains and Losses on Investments

We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, fixed income securities and, to a lesser degree, in equity securities and preferred stock. Our investment income includes interest and dividends earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying value.

Claims Service Income

We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the years ended December 31, 2007, 2006, and 2005, approximately 52.6%, 66.8%, and 85.5%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to the Eagle Entities diminish.

Other Service Income

Following the Acquisition, we entered into servicing arrangements with LMC to provide policy administration and accounting services for the policies written by the Eagle Entities prior to the Acquisition. The fee income we receive for providing these services approximates our costs and will decrease substantially over the next several years as transactions related to the Eagle Entities diminish.

Our expenses consist primarily of:

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses represent our largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for current and prior periods and (3) costs associated with investigating, defending and adjusting claims. For further information regarding our loss and loss adjustment expenses, including amounts paid and unpaid, see the discussion under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in Part II, Item 7 of this annual report.

Underwriting, Acquisition and Insurance Expenses

In our insurance subsidiary, we refer to the expenses that we incur to underwrite risks as underwriting, acquisition and insurance expenses. Underwriting expenses consist of commission expenses, premium taxes and fees and other underwriting expenses incurred in writing and maintaining our business. We pay commission expense in our insurance subsidiary to our brokers for the premiums that they produce for us. We pay state and local taxes based on premiums; licenses and fees; assessments; and contributions to workers’ compensation security funds. Other underwriting expenses consist of general administrative expenses such as salaries and employee benefits, rent and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Certain of these costs that vary with and are primarily related to the acquisition of insurance contracts (“deferred acquisition costs”) are initially deferred and amortized over the typical policy term of 12 months. Therefore, with respect to deferred acquisition costs, there are timing differences between when the costs are incurred or paid and when the related expense is recognized in our statements of operations.

Interest Expense

Included in other expense is interest expense we incur on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR rate two London banking days prior to the interest payment period plus 400 basis points.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Gross Premiums Written.  Gross premiums written totaled $282.7 million in 2007 compared to $230.3 million in 2006, representing an increase of $52.4 million, or 22.8%, even though we continued to experience rate reductions in California, our largest market, as well as in other states. The average renewal rate change for our state act, excluding California, and maritime markets for the full year of 2007 was −10.8% and −3.5%, respectively. Excluding work we perform as the servicing carrier for the Washington USL&H Plan, the number of customers we serviced at December 31, 2007 increased 45.7% to 953 from 654 at

December 31, 2006 and year-end in-force payrolls, one of the factors used in determining premium charges, increased 44.6% from 2006 to 2007. California continues to be our largest market, accounting for approximately $108.0 million (40.2%) of our direct premiums written in 2007, compared to $113.4 million (52.3%) of our direct premiums written in 2006. The reduction in our California premium resulted from rate reductions, the effects of competition and the growth of our business in other geographies. Illinois and Louisiana were our second and third largest markets in 2007, together accounting for approximately $48.7 million (18.1%) of our total direct premiums written, up from $33.5 million (15.5%) in 2006.

In 2007, we continued our geographical expansion program by opening new offices in Phoenix, Arizona and Duluth, Georgia. We expect these new offices to make a significant contribution to our written premiums over the next 12-24 months. Direct premiums written in these two states in 2007 were approximately $12.8 million, or 4.7% of our total direct premiums written.

We have experienced significant reductions in our California premium rates over the past four years. In 2007, in response to continued reductions in California workers’ compensation claim costs, we reduced our rates by an average 14.2% for new and renewal insurance policies written in California on or after July 1, 2007. This was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. Rate reductions have also been adopted in other states in which we operate. For example, effective January 1, 2008, we adopted the following rate decreases recommended by the NCCI: 10.9% in Alaska, 19.3% in Hawaii and 18.4% in Florida. Effective July 1, 2007, we adopted the Louisiana Insurance Commissioner’s recommendation of a 15.8% reduction in Louisiana, which is 2.0% more than the 13.8% rate decrease recommended by the NCCI. On February 5, 2008, the Louisiana Insurance Commissioner approved an NCCI-proposed rate reduction of 8.6%, effective May 1, 2008. On March 7, 2008, after completing a study of our Louisiana loss data, we filed with the Louisiana Insurance Commissioner our new rates reflecting an average reduction of 8.6% from prior rates for new and renewal workers’ compensation insurance policies written in Louisiana on or after May 1, 2008. We have also recently adopted rate increases in some states. For example, effective October 1, 2007, we adopted a 4.1% rate increase in Arizona and on January 1, 2008, we adopted a 4.0% rate increase in Illinois.

Net Premiums Written.  Net premiums written totaled $267.4 million in 2007 compared to $214.8 million in 2006, representing an increase of $52.6 million, or 24.5%. Net premiums written were affected by premiums ceded under reinsurance agreements. Ceded written premiums in 2007 totaled $15.3 million, or 5.4% of gross premiums written, compared to $15.5 million, or 6.7%, of gross premiums written, in 2006. The decrease in ceded premiums as a percentage of gross premiums written resulted primarily from the renewal of our excess of loss reinsurance program on October 1, 2006 at average rates that were approximately 16.8% lower than rates under the prior reinsurance program. Effective October 1, 2007, we renewed our reinsurance program at average rates that are approximately 25.6% lower than the expiring rates.

Net Premiums Earned.  Net premiums earned totaled $228.0 million in 2007 compared to $185.6 million in 2006, representing an increase of $42.4 million, or 22.8%. We record the entire annual policy premium as unearned premium at inception and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written. Our direct premiums earned increased $38.8 million or 19.8% to $234.5 million in 2007 from $195.7 million in 2006 due to our premium growth as described above. Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned in 2007 totaled $15.0 million compared to $15.6 million in 2006, representing a decrease of $0.6 million or 3.8%. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Also adding to the increase in net premiums earned was an increase in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Assumed premiums earned increased $3.1 million from $5.5 million in 2006 to $8.6 million in 2007.

Service Income.  Service income was $1.9 million in 2007 compared to $2.1 million in 2006, representing a decrease of $0.2 million, or 9.5%. Our service income resulted primarily from service arrangements we have with LMC for claims processing services, policy administration and administrative services we performed for the Eagle Entities’ insurance policies and from claims processing services we perform for other unrelated companies. Average monthly fees declined as the volume of work required for policy administration decreased as a result of the run off of our predecessor’s business. Service income related to our arrangements with LMC decreased $100,000, or 10.0%, from $1.0 million in 2006 to $0.9 million in 2007. Service income related to claims processing services that we perform for other unrelated companies decreased approximately $215,000 in 2007.

Net Investment Income.  Net investment income was $20.3 million in 2007 compared to $15.2 million in 2006, representing an increase of $5.1 million, or 33.6%. Average invested assets increased $120.7 million, or 34.8%, from $346.8 million in 2006 to $467.5 million in 2007. This increase in our investment portfolio is due primarily to cash flow from operations of $94.6 million for the year ended December 31, 2007, which was invested primarily in fixed income securities. Net investment income as a percentage of average invested assets decreased slightly from 4.4% in 2006 to 4.3% in 2007.

Other Income.  Other income totaled $4.4 million in 2007 compared to $3.4 million in 2006, representing an increase of $1.0 million, or 29.4%. Other income results primarily from the operations of PointSure, our wholesale broker and third party administrator subsidiary whose total revenues for the year ended December 31, 2007 increased approximately 21.4% over the same period in 2006, and THM, a provider of medical bill review, utilization review, nurse case management and related services that we acquired in December 2007.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $128.2 million in 2007 compared to $107.9 million in 2006, representing an increase of $20.3 million, or 18.8%. The higher loss and loss adjustment expenses in 2007 are attributable to the increase in premiums earned for the period, offset by a reduction of approximately $27.7 million of previously recorded direct net loss reserves to reflect a continuation of deflation trends in the paid loss data for recent accident years. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI. Approximately $17.3 million of the reserve adjustment related to accident year 2006 and approximately $11.6 million related to accident year 2005. These reductions were offset by adverse development of $1.2 million in the 2004 accident year. As a result of these reserve changes, our net loss ratio decreased from 57.0% in 2006 to 55.5% in 2007.

There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at December 31, 2007 that are based upon our current best estimate of ultimate loss costs, taking into consideration the recent lower paid loss claim data, incurred loss trends and the uncertainty regarding the permanence of recent legislative reforms. See the discussion under the headings “Loss Reserves” in Part I, Item 1 and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in this Item 7 for a further discussion of our loss reserving process.

As of December 31, 2007, we had recorded a receivable of approximately $2.5 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At December 31, 2007, we had access to approximately $3.5 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report.

Underwriting Expenses.  Underwriting expenses totaled $58.9 million in 2007 compared to $42.3 million in 2006, representing an increase of $16.6 million, or 39.2%. Our net underwriting expense ratio was 25.8% in 2007 compared to 22.7% in 2006. The increase in the expense ratio was driven by $7.7 million in increased staffing costs and other premium production related expenses as we invest in the geographic expansion of our business. Increases of approximately $6.7 million in commission costs, driven in part by the increase in premiums written, and $1.5 million in equity compensation costs related to the grant of additional stock options and restricted stock also contributed to the increase in our underwriting expense ratio.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $1.1 million in 2007 and 2006. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, ranged between 9.03% and 9.50% in 2007.

Other Expenses.  Other expenses totaled $7.8 million in 2007 compared to $6.2 million in 2006, representing an increase of $1.6 million, or 25.8%. Other expenses result primarily from the operations of PointSure, our wholesale broker and third party administrator subsidiary which experienced increases in commissions and other operating expenses associated with the expansion of its business. Additionally, we incurred $0.6 million in acquisition related costs in 2007.

Income Tax Expense.  Our effective tax rate in 2007 was 31.7% compared to 31.3% in 2006. Our effective tax rate for 2007 was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income of 4.4% in 2007 and 6.6% in 2006.

Net Income.  Net income totaled $39.9 million in 2007 compared to $33.2 million in 2006, representing an increase of $6.7 million, or 20.2%. The 2007 increase in net income resulted primarily from the increase in premiums earned and investment income for the period, offset by related increases in loss and loss adjustment expenses, underwriting acquisition and insurance expenses, and other expenses.

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

On December 21, 2006, we announced the division of our Southern region into two markets, allowing us to devote greater focus and resources to further develop our key states in this region. Our new Southeast region will pursue business in selected southeastern states, including Florida. We opened an office in Atlanta, Georgia in early 2007. As a result of this division, the Gulf region, which is based in Houston, Texas, will focus primarily on Texas and Louisiana. By dividing the southern states in this manner, we substantially improved the resource level dedicated to these regions and clarified the focus on our target markets in each of the critical states. During the fourth quarter of 2006, we opened an office in Radnor, Pennsylvania, a Philadelphia suburb. This new office contributed approximately $838,000 to our direct premiums written in 2006.

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

As of December 31, 2006, we had recorded a receivable of approximately $2.8 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 2, 2007, we had access to approximately $3.4 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report.

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

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of December 31, 2007 has an effective duration of 4.9 years with individual maturities extending out to 29 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.

At December 31, 2007, approximately 96.0% of our investment portfolio consisted of primarily investment-grade fixed income securities with fair values subject to fluctuations in interest rates. The remainder of our investment portfolio consisted of investments in equity securities, which consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks, and preferred stocks. In November 2006, our investment policy was revised to allow for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

We had no direct sub-prime mortgage exposure in our investment portfolio as of December 31, 2007 and less than $800,000 of indirect exposure to sub-prime mortgages. The average credit quality of our $250.9 million fixed income municipal portfolio was AA+ (AA− based on the issuers’ underlying ratings). Insured municipal bonds totaled $192.8 million and had a weighted average credit rating of AAA (AA− based on the issuers’ underlying ratings). The remaining $58.1 million in uninsured municipal bonds carried a weighted average credit rating of AA. Consequently, we do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2007, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess $1.0 million, up to $75.0 million, subject to various deductibles and exclusions. Our reinsurance program that was effective October 1, 2006 to October 1, 2007, provides us with the same levels of reinsurance protection as our 2007-2008 program, subject to similar deductibles and exclusions. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. Given industry and predecessor trends, we believe we are sufficiently capitalized to retain our retained losses.

Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2007, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

SeaBright is a holding company with minimal unconsolidated revenue and expenses. Currently there are no plans to have our insurance or other subsidiaries pay a dividend to SeaBright.

Net cash provided by operating activities in 2007 totaled $94.6 million, an increase of $4.3 million, or 4.8%, from $90.3 million in 2006, which increased $7.6 million, or 9.2%, from $82.7 million in 2005. These increases are mainly attributable to increases in unpaid loss and loss adjustment expense, amortization of deferred policy acquisition costs and taxes payable, offset by increases in policy acquisition costs deferred and deferred taxes, all as a result of our growth.

We used net cash of $95.1 million for investing activities in 2007 compared to $139.6 million in 2006 and $159.7 million in 2005. The reduction in 2007 from 2006 and 2005 is primarily attributable to a reduction in funds available for investing activities. In 2006, we invested net proceeds totaling approximately $57.6 million resulting from a follow-on public offering of 3,910,000 shares of our common stock described below. In 2005, we invested net proceeds totaling approximately $80.8 million resulting from the sale of 8,625,000 shares of common stock in our initial public offering.

Cash provided by financing activities totaled $0.4 million in 2007, a decrease of $57.2 million from $57.6 million in 2006, which decreased $23.2 million from $80.8 million in 2005. As described below, the majority of cash provided by financing activities in 2006 and 2005 resulted from the sale of our common stock and, to a much lesser degree, from the exercise of common stock options by our employees. In 2006, we received net proceeds of approximately $57.6 million from a follow-on public offering of 3,910,000 shares of our common stock and in 2005, we received net proceeds of approximately $80.8 million from the initial public offering of our common stock.

Contractual Obligations and Commitments

The following table identifies our contractual obligations by payment due period as of December 31, 2007:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	250,085	82,528	107,787	23,008	36,762
Operating lease obligations	14,244	2,239	5,809	2,954	3,242

Total	$276,329	$84,767	$113,596	$25,962	$52,004

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2007 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Loss Reserves” in Part I, Item 1 of this annual report and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in Part II, Item 7 of this annual report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Risks Related to our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses including losses that have occurred but were not reported to us by the financial reporting date, the amount and recoverability of reinsurance recoverable balances, deferred policy acquisition costs, income taxes, the impairment of investments, earned but unbilled premiums and retrospective premiums. The following should be read in conjunction with the notes to our consolidated financial statements.

Unpaid Loss and Loss Adjustment Expenses

Unpaid loss and loss adjustment expense represents our estimate of the expected cost of the ultimate settlement and administration of losses, based on known facts and circumstances. Our policy is to record the liability for unpaid claims and claim adjustment expense equal to the point estimate determined by our internal actuaries. Included in unpaid loss and loss adjustment expense are amounts for case-based reserves, including estimates of future developments on those claims, and claims incurred but not yet reported to us, second injury fund expenses, and allocated and unallocated claim adjustment expenses. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may differ, perhaps materially, from the original estimate. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s operating results.

Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of December 31, 2007 and 2006. The workers’ compensation line of business comprises over 99% of our total loss reserves as of December 31, 2007.

	As of December 31, 2007			As of December 31, 2006
Line of Business	Case	IBNR	Total	Case	IBNR	Total
	(In thousands)

Workers’ Compensation	$93,457	$155,042	$248,499	$66,866	$130,838	$197,704
Ocean Marine	564	1,022	1,586	210	442	652

Total	$94,021	$156,064	$250,085	$67,076	$131,280	$198,356

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

For the current accident year, we establish the initial reserve for claims incurred-but-not-reported (“IBNR”) using an expected loss ratio (“ELR”) method. The ELR method is based on an analysis of historical loss ratios adjusted for current pricing levels, exposure growth, anticipated trends in claim frequency and severity, the impact of reform activity and any other factors that may have an impact on the loss ratio. The actual paid and incurred loss data for the accident year is reviewed each quarter and changes to the ELR may be made based on the emerging data, although changes are typically not made until the end of the accident year when the loss data can be analyzed as a complete accident year. The ELR is multiplied by the year-to-date earned premium to determine the ultimate losses for the current accident year. The actual paid and case outstanding losses are subtracted from the ultimate losses to determine the IBNR for the accident year. As the accident year matures, we incorporate a standard actuarial reserving methodology referred to as the Bornhuetter-Ferguson method. This method blends the loss development and expected loss ratio methods by assigning partial weight to the initial expected losses, calculated from the expected loss ratio method, with the remaining weight applied to the actual losses, either paid or incurred. The weights assigned to the initial expected losses decrease as the accident year matures. A reserve estimate implies a pattern of expected loss emergence. If this emergence does not occur as expected, it may cause us to revisit our previous assumptions. We may adjust loss development patterns, the various method weights or the expected loss ratios used in our analysis. Management employs judgment in each reserve valuation as to how to make these adjustments to reflect current information.

For all other accident years, the estimated ultimate losses are developed using a variety of actuarial techniques as described below. In reviewing this information, we consider the following factors to be especially important at this time because they increase the variability risk factors in our loss reserve estimates:

•	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

•	We have been growing consistently since we began operations and have entered into several new states that are not included in our predecessor’s historical data.

•	At December 31, 2007, approximately $102.5 million, or 51.5%, of our direct loss reserves were related to business written in California. Over the last several years, three significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February 2002; AB 227 and SB 228 were enacted in September 2003; and SB 899 was enacted in April 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves, making historical data less reliable as an indicator of future loss. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2008 were 65.1% lower than the pure premium rates in effect as of July 1, 2003.

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

These reforms are a source of variability in the reserve estimates as legislative changes affecting benefit levels not only impact the cost of benefits but also the rate at which accident year benefits or losses develop over time. In addition, the PDRS, one of the most significant reforms, faces ongoing challenges. The PDRS was revised effective January 1, 2005. The revised schedule has resulted in significantly reduced permanent disability awards, leading to concerns that injured workers may not be adequately compensated for their work related permanent injuries. The PDRS is currently being challenged on three fronts — legislative, administrative and legal. Legislation has been proposed in the 2008 legislative session that would modify the formula used to determine the amount of permanent disability benefits. It is too early to determine what impact the legislation may have on permanent disability benefits, or if it will be enacted into law. A prior legislative effort to modify the PDRS was vetoed by the Governor of California in 2007. On the administrative front, the California Division of Workers’ Compensation has undertaken a review of the PDRS. The nature and extent of proposed changes, if any, are not yet known. The Division of Workers’ Compensation has not published a schedule to communicate their recommendations. Finally, recent court decisions continue to lend uncertainty to the interpretation and application of the PDRS. All of these factors add uncertainty to this key driver of California workers’ compensation claim costs.

Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of December 31, 2007, accident year 2004 is 48 months developed, accident year 2005 is 36 months developed, accident year 2006 is 24 months developed and accident year 2007 is 12 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

We review the following significant components of loss reserves on a quarterly basis:

•	IBNR reserves for losses — This includes amounts for the medical and indemnity components of the workers’ compensation claim payments, net of subrogation recoveries and deductibles;

•	IBNR reserves for defense and cost containment expenses (“DCC”, also referred to as allocated loss adjustment expenses (“ALAE”)), net of subrogation recoveries and deductibles;

•	reserve for adjusting and other expenses, also known as unallocated loss adjustment expenses (“ULAE”); and

•	reserve for loss based assessments, also referred to as the “8F reserve” in reference to Section 8, Compensation for Disability, subsection (f), Injury increasing disability, of the United States Longshore and Harbor Workers’ Compensation Act (“USL&H”) Act.

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

The State Act category is further split into California and excluding non-California groupings. This is due to the extensive reform activity that has taken place in California as discussed above. Since the California data is subject to additional variation due to the reform activity, separating the data in this fashion allows us to review the non-California State Act data with no impact from the California reform activity.

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

Variation in Ultimate Loss Estimates

In light of our short operating history and uncertainties concerning the effects of recent legislative reforms, specifically as they relate to our California workers’ compensation experience, the actuarial techniques discussed above use the historical experience of our predecessor as well as industry information in the analysis of loss reserves. We are able to effectively draw on the historical experience of our predecessor because most of the current members of our management and adjusting staff also served as the management and adjusting staff of our predecessor. Over time, we expect to place more reliance on our own developed loss experience and less on our predecessor’s and industry experience.

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

Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have four complete accident years that were developed 48 months, 36 months, 24 months and 12 months (2004, 2005, 2006 and 2007, respectively) at December 31, 2007. Our oldest complete accident year was 48 months old as of December 31, 2007. The estimated ultimate losses for accident year 2007 are based on the ELR method described earlier. This is consistent with our reserving approach for the current accident year at prior year-end valuations. For accident years 2003 through 2006, we are using a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods. Due to the favorable development exhibited by the data for accident years 2004 and 2005 at 17 to 18 months of development, management began to place more weight on the results of the Bornhuetter-Ferguson method in its ultimate loss estimates for accident years 2005 and 2006. As new data emerges and continues to demonstrate favorable development, this adds credibility to the existing data which enables management to reflect it more fully in its estimation process. For all accident years, we have not completely relied on the most recent data points in our loss development selections. Because of recent favorable development trends, we believe this has the effect of increasing our estimated reserves as compared to reserves calculated with complete reliance on these data points. Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data. Our paid loss data for state act indemnity, both California and excluding California, displayed decreasing, or deflationary, trends over the most recent three valuations at December 31, 2007. The decreasing trends are exhibited in the paid loss development data for the 11 months to 48 months development period. The decisions to decrease the estimated ultimate losses for accident years 2004 and 2005 at December 31, 2006 and for accident years 2005 and 2006 at December 31, 2007 were appropriately made, as the underlying loss data showed sustained and continued improvement over the prior twelve months, which we determined was an appropriate amount of time to be considered reliable for our estimate. We believe that our loss development factor selections are appropriate given the relative immaturity of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

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

As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $5.0 million, or 2%, as of December 31, 2007. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $12.5 million on a pre-tax basis, or 5%, as of December 31, 2007. Under these assumptions, the inadequacy of approximately $12.5 million represents approximately 4.2% of total stockholders’ equity at December 31, 2007. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $250.1 million as of December 31, 2007 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $12.5 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. We assessed the collectibility of our year-end receivables and believe that all amounts are collectible based on currently available information. Therefore, as of December 31, 2007 and 2006, we had no reserve for uncollectible reinsurance recoverables.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off a portion of deferred policy acquisition costs. To date, we have not needed to write-off any portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, our deferred acquisition costs as of December 31, 2007 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

Income Taxes

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

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of the January 1, 2007 date of adoption of FIN 48 and as of December 31, 2007, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2004, 2005 and 2006.

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

In general, we focus on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. We also analyze the entire portfolio for other factors that might indicate a risk of impairment. Other-than-temporary impairment losses result in a permanent reduction of the carrying value of the underlying investment. To date, we have not needed to record any other-than-temporary impairments of our investment securities. Please refer to the tables in Note 3 of the consolidated financial statements in Part II, Item 8 of this annual report for additional information on unrealized losses on our investment securities. Please refer to Part II, Item 7A of this annual report for tables showing the sensitivity of the fair value of our fixed-income investments to selected hypothetical changes in interest rates. See “Investments” in Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2007 to sub-prime mortgages and problems currently facing monoline bond insurers.

Earned But Unbilled Premiums

Shortly following the expiration of an insurance policy, we perform a final payroll audit of each insured to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors and to fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between zero and $1.2 million in 2007 and between $1.2 million and $1.7 million in 2006. The balance of our accrual for premiums earned but unbilled totaled approximately $44,000 and $1.5 million at December 31, 2007 and 2006, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs. Retrospectively rated policies accounted for approximately 11.9% of direct premiums written in 2007 and approximately 17.0% of direct premiums written in 2006.

Recent Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. If it is determined that a substantial change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. SOP 05-1 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of SOP 05-1 as of January 1, 2007, which did not have a material effect on the consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 as of January 1, 2007, which did not have a material effect on the consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than its first fiscal quarter of 2008. We expect that SFAS No. 157 will not have a material effect on our consolidated financial condition or result of operations. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are disclosed at fair value in the financial statements on a non-recurring basis. The FSP does not defer the recognition and disclosure requirements for financial or nonfinancial assets and liabilities that are measured at least annually.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and without having to apply complex hedge accounting provisions. The provisions for SFAS No. 159 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than its first fiscal quarter of 2008. The Company is currently evaluating the impact that adoption of SFAS No. 159 will have on its consolidated financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk and interest rate risk.

Credit Risk

Credit Risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing generally in fixed-income securities which are rated “A” or higher by Standard & Poor’s. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in the portfolio. To limit our exposure to risk we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector. See “Investments” in this Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2007 to sub-prime mortgages and problems currently facing monoline bond insurers.

Interest Rate Risk

We had fixed-income investments with a fair value of $474.8 million at December 31, 2007 that are subject to interest rate risk compared with $399.1 million at December 31, 2006. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes our interest rate risk as of December 31, 2007 and December 31, 2006. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2007 and December 31, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and stockholders’ equity.

Interest Rate Risk as of December 31, 2007:

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in		Stockholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Equity
		($ in thousands)
	($ in thousands)

200 basis point increase	$(40,927)	$433,829	(8.6)%
100 basis point increase	(20,041)	454,715	(4.2)%
No change	—	474,756	—
100 basis point decrease	19,195	493,951	4.0%
200 basis point decrease	37,545	512,301	7.9%

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaBright Insurance Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of SeaBright Insurance Holdings, Inc and subsidiaries’ internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
March 17, 2008

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share information)

ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost $471,131 in 2007 and $399,433 in 2006)	$474,756	$399,119
Equity securities available-for-sale, at fair value (cost $11,301 in 2007 and $802 in 2006)	11,193	813
Preferred stock available for sale, at fair value (cost $9,485)	8,488	—
Cash and cash equivalents	20,292	20,412
Accrued investment income	5,055	4,208
Premiums receivable, net of allowance	9,223	8,877
Deferred premiums	150,066	118,788
Federal income tax recoverable	—	1,263
Service income receivable	436	792
Reinsurance recoverables	14,210	13,675
Receivable under adverse development cover	2,533	2,781
Prepaid reinsurance	1,820	1,917
Property and equipment, net	1,707	1,241
Deferred income taxes, net	16,488	12,198
Deferred policy acquisition costs, net	19,832	15,433
Intangible assets, net	1,233	1,217
Goodwill	2,881	1,527
Other assets	15,356	10,014

Total assets	$755,569	$614,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$250,085	$198,356
Unearned premiums	147,033	114,312
Reinsurance funds withheld and balances payable	220	309
Premiums payable	4,136	3,047
Accrued expenses and other liabilities	47,789	37,125
Surplus notes	12,000	12,000

Total liabilities	461,263	365,149

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding — 20,831,102 shares at December 31, 2007 and 20,553,400 shares at December 31, 2006	208	205
Paid-in capital	194,023	190,593
Accumulated other comprehensive income (loss)	1,638	(197)
Retained earnings	98,437	58,525

Total stockholders’ equity	294,306	249,126

Total liabilities and stockholders’ equity	$755,569	$614,275

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and earnings per share information)

Revenue:
Premiums earned	$227,995	$185,591	$158,850
Claims service income	1,711	2,026	2,322
Other service income	148	104	175
Net investment income	20,307	15,245	7,832
Net realized loss	(105)	(410)	(226)
Other income	4,369	3,371	3,297

	254,425	205,927	172,250

Losses and expenses:
Loss and loss adjustment expenses	128,185	107,884	105,783
Underwriting, acquisition and insurance expenses	58,932	42,306	33,839
Interest expense	1,139	1,101	888
Other expenses	7,773	6,248	4,997

	196,029	157,539	145,507

Income before taxes	58,396	48,388	26,743

Income tax expense (benefit):
Current	23,762	18,609	13,203
Deferred	(5,278)	(3,450)	(4,752)

	18,484	15,159	8,451

Net income	$39,912	$33,229	$18,292

Basic earnings per share	$1.96	$1.66	$1.18
Diluted earnings per share	$1.90	$1.63	$1.13
Weighted average basic shares outstanding	20,341,931	19,986,244	15,509,547
Weighted average diluted shares outstanding	20,976,525	20,403,089	16,195,855

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
						Other	Retained
	Outstanding Shares					Comprehensive	Earnings	Total
	Preferred	Common	Preferred	Common	Paid-in	Income	(Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Capital	(Loss)	Deficit)	Equity
	($ in thousands)

Balance at December 31, 2004	508,365	—	$5	$—	$50,831	$530	$7,004	$58,370
Comprehensive income:
Net income	—	—	—	—	—	—	18,292	18,292
Other comprehensive income (loss):
Reclassification adjustment for realized losses recorded into income, net of tax of $79	—	—	—	—	—	147	—	147
Increase in unrealized loss on investment securities available-for-sale, net of tax benefit of $1,047	—	—	—	—	—	(1,944)	—	(1,944)

Comprehensive income	—	—	—	—	—	—	—	16,495
Preferred stock conversion	(508,365)	7,777,808	(5)	78	(73)	—	—	—
Initial public offering	—	8,625,000	—	86	80,688	—	—	80,774
Restricted stock grants	—	6,000	—	—	18	—	—	18
Exercise of stock options, including tax benefit of $6	—	2,335	—	—	21	—	—	21

Balance at December 31, 2005	—	16,411,143	—	164	131,485	(1,267)	25,296	155,678
Comprehensive income:
Net income	—	—	—	—	—	—	33,229	33,229
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $144	—	—	—	—	—	266	—	266
Decrease in unrealized loss on investment securities available-for-sale, net of tax of $432	—	—	—	—	—	804	—	804

Comprehensive income	—	—	—	—	—	—	—	34,299
Follow on public offering	—	3,910,000	—	39	57,516	—	—	57,555
Stock based compensation	—	—	—	—	1,554	—	—	1,554
Restricted stock grants	—	227,875	—	2	—	—	—	2
Exercise of stock options, including tax benefit of $6	—	4,382	—	—	38	—	—	38

Balance at December 31, 2006	—	20,553,400	—	205	190,593	(197)	58,525	249,126
Comprehensive income:
Net income	—	—	—	—	—	—	39,912	39,912
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $36	—	—	—	—	—	69	—	69
Decrease in unrealized loss on investment securities available-for-sale, net of tax of $951	—	—	—	—	—	1,766	—	1,766

Comprehensive income	—	—	—	—	—	—	—	41,747
Stock based compensation	—	—	—	—	3,010	—	—	3,010
Restricted stock grants	—	240,005	—	3	—	—	—	3
Exercise of stock options, including tax benefit of $110	—	37,697	—	—	420	—	—	420

Balance at December 31, 2007	—	20,831,102	$—	$208	$194,023	$1,638	$98,437	$294,306

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$39,912	$33,229	$18,292
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	36,481	26,497	19,686
Policy acquisition costs deferred	(40,880)	(31,631)	(22,397)
Provision for depreciation and amortization	2,934	2,763	2,632
Compensation cost on restricted shares of common stock	2,311	1,057	18
Compensation cost on stock options	698	497	—
Net realized loss on investments	105	410	226
Benefit for deferred income taxes	(5,278)	(3,450)	(4,752)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	51,729	56,145	73,983
Other assets and other liabilities	195	6,008	10,804
Reinsurance recoverables, net of reinsurance withheld	2,465	1,857	(2,250)
Income taxes payable (recoverable)	3,636	(596)	335
Accrued investment income	(847)	(1,149)	(1,963)
Unearned premiums, net of deferred premiums and premiums receivable	1,097	(1,374)	(11,882)

Net cash provided by operating activities	94,558	90,263	82,732

Cash flows from investing activities, net of effects of acquisition:
Purchases of investments	(163,780)	(342,749)	(352,980)
Sales of investments	24,160	155,011	173,881
Maturities and redemptions of investments	45,948	48,963	20,115
Purchases of property and equipment	(1,431)	(805)	(687)

Net cash used in investing activities	(95,103)	(139,580)	(159,671)

Cash flows from financing activities:
Net proceeds from initial public offering of common stock	—	—	80,774
Net proceeds from follow on public offering of common stock	—	57,556	—
Proceeds from exercise of stock options	310	32	15
Excess tax benefit from disqualifying dispositions	110	6	6
Proceeds from grants of restricted shares of common stock	5	—	—

Net cash provided by financing activities	425	57,594	80,795

Net increase (decrease) in cash and cash equivalents	(120)	8,277	3,856
Cash and cash equivalents at beginning of period	20,412	12,135	8,279

Cash and cash equivalents at end of period	$20,292	$20,412	$12,135

Supplemental disclosure of cash flow activities:
Federal income taxes paid	$19,350	$19,050	$12,935
Interest paid on surplus notes	1,150	1,088	863
Accrued expenses for purchases of investments	—	1,633	971

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

PointSure is engaged primarily in administrative and brokerage activities. Eagle consists of Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc., both writers of state act workers’ compensation insurance and USL&H that are in run-off as of December 31, 2007.

In December 2007, SIH acquired 100% of the outstanding common stock of Total HealthCare Management, Inc., a privately held California based provider of medical bill review, utilization review, nurse case management and other related services.

2.	Summary of Significant Accounting Policies

a.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, SBIC, PointSure and THM (collectively, the “Company”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

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

Investment securities are classified as available-for-sale and carried at fair value, adjusted for other-than-temporary declines in fair value, with changes in unrealized gains and losses recorded in other comprehensive income (loss), net of applicable income taxes. The estimated fair value of investments in available-for-sale securities is generally based on quoted market prices for securities traded in the public marketplace. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The estimated fair value of all of our investment securities at December 31, 2007 was based on quoted market prices.

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

Cash and cash equivalents, which consist primarily of amounts deposited in banks and financial institutions, and all highly liquid investments with maturities of 90 days or less when purchased, are stated at cost. Cash in excess of daily requirements is invested in money market funds and repurchase agreements with maturities of 90 days or less. Such investments are deemed to be cash equivalents for purposes of the consolidated balance sheets and statements of cash flows. The Company had $20.6 million and $19.2 million of cash equivalents at December 31, 2007 and 2006, respectively.

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

Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over ranging from approximately two to seven years, which is the shorter of their estimated useful lives or the remaining term of the respective lease. Depreciation expense totaled $965,000, $435,000 and $310,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

h.	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. No impairments were identified as of December 31, 2007 and 2006. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported using actuarial loss development factors and is consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the years ended December 31, 2007, 2006 and 2005, approximately 11.9%, 17.0% and 25.9%, respectively, of direct premiums written related to retrospectively rated policies.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period. Included in deferred premiums at December 31, 2007 and 2006 and premiums earned for the years then ended are accruals for earned but unbilled premiums of $44,000 and $1.5 million, respectively.

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

In light of the Company’s short operating history, and uncertainties concerning the effects of legislative reform specifically as it relates to the Company’s California workers compensation class of business, actuarial techniques are applied that use the historical experience of the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

•	the Company’s claims experience and that of its predecessor;

•	the industry’s claims experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation and/or deflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	legislative reforms affecting workers’ compensation;

•	the environment in which insurance companies operate; and

•	trends in claim frequency and severity.

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

The following table provides the reconciliation of weighted average common share equivalents outstanding used in calculating earnings per share for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005

Weighted average basic shares outstanding	20,341,931	19,986,244	15,509,547
Weighted average shares issuable upon conversion of preferred stock	—	—	426,181
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested stock	634,594	416,845	260,127

Weighted average diluted shares outstanding	20,976,525	20,403,089	16,195,855

n.	Stock Based Compensation

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

Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 are shown in the following table. No compensation cost was capitalized during years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(In thousands)

Stock option compensation expense related to:
Stock options	$698	$497
Nonvested stock	2,312	1,057

Total	$3,010	$1,554

Total related tax benefit	$839	$445

Disclosures for the years ended December 31, 2007 and 2006 are not presented because the amounts are recognized in the consolidated financial statements. The compensation cost included in pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards may be made each year.

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

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. If it is determined that a substantial

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. SOP 05-1 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of SOP 05-1 as of January 1, 2007, which did not have a material effect on the consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 as of January 1, 2007, which did not have a material effect on the consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than its first fiscal quarter of 2008 and expects that the adoption of SFAS No. 157 will not have a material effect on its consolidated financial condition or result of operations. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are disclosed at fair value in the financial statements on a non-recurring basis. The FSP does not defer the recognition and disclosure requirements for financial or nonfinancial assets and liabilities that are measured at least annually.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and without having to apply complex hedge accounting provisions. The provisions for SFAS No. 159 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than its first fiscal quarter of 2008 and expects that the adoption of SFAS No. 159 will not have a material effect on its consolidated financial condition and results of operations.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at December 31, 2007 and 2006 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

2007:
Fixed income securities:
U.S. Treasury securities	$9,488	$190	$—	$9,678
Government sponsored agency securities	44,639	469	—	45,108
Corporate securities	44,490	308	(547)	44,251
Tax-exempt municipal securities	244,546	2,682	(526)	246,702
Mortgage pass-through securities	76,309	905	(131)	77,083
Collateralized mortgage obligations	1,948	1	(27)	1,922
Asset-backed securities	49,711	351	(50)	50,012

Total fixed income securities	471,131	4,906	(1,281)	474,756
Equity securities	11,301	135	(243)	11,193
Preferred stocks	9,485	—	(997)	8,488

Total investment securities available-for-sale	$491,917	$5,041	$(2,521)	$494,437

2006:
Fixed income securities:
U.S. Treasury securities	$13,546	$—	$(214)	$13,331
Government sponsored agency securities	26,880	7	(243)	26,644
Corporate securities	35,113	37	(621)	34,529
Tax-exempt municipal securities	203,584	1,643	(690)	204,537
Mortgage pass-through securities	74,055	353	(442)	73,966
Collateralized mortgage obligations	2,650	2	(34)	2,618
Asset-backed securities	43,606	49	(161)	43,494

Total fixed income securities	399,433	2,091	(2,405)	399,119
Equity securities	802	11	—	813

Total investment securities available-for-sale	$400,235	$2,102	$(2,405)	$399,932

Equity securities at December 31, 2007 and 2006 consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had no direct investments in equity securities at December 31, 2007 or 2006. The following table presents information about investment securities with unrealized losses at December 31, 2007 and 2006.

Unrealized losses at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
		Aggregate		Aggregate		Aggregate
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
Investment Category	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)

Fixed income securities:
Corporate securities	$8,358	$(179)	$14,355	$(368)	$22,713	$(547)
Tax-exempt municipal securities	44,843	(470)	12,043	(56)	56,886	(526)
Mortgage pass-through securities	3,149	(7)	12,262	(124)	15,411	(131)
Collateralized mortgage obligations	286	(16)	886	(11)	1,172	(27)
Asset-backed securities	2,945	(9)	5,926	(41)	8,871	(50)

Total fixed income securities	59,581	(681)	45,472	(600)	105,053	(1,281)
Equity securities	6,783	(243)	—	—	6,783	(243)
Preferred stock	8,488	(997)	—	—	8,488	(997)

Total	$74,852	$(1,921)	$45,472	$(600)	$120,324	$(2,521)

Unrealized losses at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
		Aggregate		Aggregate		Aggregate
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
Investment Category	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)

Fixed income securities:
U.S. Treasury securities	$4,158	$(17)	$9,173	$(197)	$13,331	$(214)
Government sponsored agency securities	14,533	(38)	7,186	(205)	21,719	(243)
Corporate securities	3,496	(53)	24,059	(569)	27,555	(622)
Tax-exempt municipal securities	38,844	(211)	38,553	(479)	77,397	(690)
Mortgage pass-through securities	17,425	(65)	19,902	(376)	37,327	(441)
Collateralized mortgage obligations	1,950	(2)	2,092	(34)	4,042	(36)
Asset-backed securities	22,008	(81)	6,052	(78)	28,060	(159)

Total	$102,414	$(467)	$107,017	$(1,938)	$209,431	$(2,405)

Of the $45.5 million of securities with unrealized losses of 12 months or longer at December 31, 2007 in the above table, only two securities with a combined fair value of $585,000 had fair values that were less than 90% of the securities’ amortized cost. The combined unrealized loss on those securities is $181,000.

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

In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. At December 31, 2007 and 2006, the Company evaluated investment securities with fair values less than amortized cost and has determined that the decline in value is temporary and is related primarily to the change in market rates since purchase or to other market anomalies that are expected to correct themselves over time. Furthermore, the Company has the ability to hold the impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. Therefore, no other-than-temporary impairment losses were recorded in the years ended December 31, 2007, 2006 and 2005.

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of December 31, 2007 and less than $800,000 of indirect exposure to sub-prime mortgages. The average credit quality of the Company’s $250.9 million fixed income portfolio was AA+ (AA− based on the issuers’ underlying ratings). Insured municipal bonds totaled $192.8 million and had a weighted average credit rating of AAA (AA− based on the issuers’ underlying ratings). The remaining $58.1 million in uninsured municipal bonds carried a weighted average credit rating of AA. Consequently, the Company does not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities and preferred stock available-for-sale at December 31, 2007, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Estimated
Maturity	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$45,591	$45,378
Due after one year through five years	101,777	101,822
Due after five years through ten years	181,185	182,713
Due after ten years	21,945	22,163
Securities not due at a single maturity date	130,118	131,168

Total fixed income securities and preferred stock	$480,616	$483,244

The consolidated amortized cost of fixed income securities available-for-sale deposited with various regulatory authorities was $179.7 million and $118.8 million at December 31, 2007 and 2006, respectively.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major categories of consolidated net investment income are summarized as follows for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Fixed income securities	$19,307	$14,525	$7,700
Equity securities	65	58	37
Preferred stock	210	—	—
Cash and short-term investments	1,403	1,328	622

Total gross investment income	20,985	15,911	8,359
Less investment expenses	(678)	(666)	(527)

Net investment income	$20,307	$15,245	$7,832

Proceeds from the sales of fixed income and equity securities, related realized gains and losses and changes in unrealized gains (losses) were as follows:

				Change in
		Realized	Realized	Unrealized
	Proceeds	Gains	Losses	Gains (Losses)
	(In thousands)

Year Ended December 31, 2007:
Fixed income securities	$70,108	$30	$(135)	$2,941
Equity securities	—	—	—	(119)
Year Ended December 31, 2006:
Fixed income securities	$200,863	$182	$(614)	$1,652
Equity securities	3,111	22	—	(6)
Year Ended December 31, 2005:
Fixed income securities	$193,996	$476	$(702)	$(2,782)
Equity securities	—	—	—	17

4.	Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments in the accompanying consolidated financial statements and notes:

•	Cash and cash equivalents, premiums receivable, accrued expenses, other liabilities and surplus notes: The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.

•	Investment securities: The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note 3.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

5.	Premiums

Direct premiums written totaled $273.0 million, $221.8 million, and $195.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Premiums receivable consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Premiums receivable	$10,639	$9,986
Allowance for doubtful accounts	(1,416)	(1,109)

	$9,223	$8,877

The activity in the allowance for doubtful accounts for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

Balance at December 31, 2004	$(671)
Additions charged to bad debt expense	(267)
Write offs charged against allowance	51

Balance at December 31, 2005	(887)
Additions charged to bad debt expense	(257)
Write offs charged against allowance	35

Balance at December 31, 2006	(1,109)
Additions charged to bad debt expense	(512)
Write offs charged against allowance	205

Balance at December 31, 2007	$(1,416)

6.	Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Computer equipment and software	$2,301	$1,235
Furniture and equipment	904	684
Leasehold improvements	397	251

	3,602	2,170
Less accumulated depreciation and amortization	(1,895)	(929)

Property and equipment, net	$1,707	$1,241

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Policy Acquisition costs

The following reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning balance	$15,433	$10,299	$7,588
Policy acquisition costs deferred	40,880	31,631	22,397
Amortization of deferred policy acquisition costs	(36,481)	(26,497)	(19,686)

Ending balance	$19,832	$15,433	$10,299

8.	Reinsurance

a.	Reinsurance Ceded

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance contracts do not relieve the Company from its obligations to policyholders. For the period from October 1, 2006 through October 1, 2007 and for the period from October 1, 2007 through October 1, 2008, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $1.0 million of each loss occurrence. Losses in excess of $1.0 million up to $75.0 million are reinsured as follows:

Layer	General Description

$1.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $8.0 million
$3.0 million excess of $2.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million
$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million
$10.0 million excess of $10.0 million each loss occurrence	Fully reinsured, subject to a limit of $7.5 million maximum for any one life and an aggregate limit of $20.0 million.
$55.0 million excess of $20.0 million each loss occurrence	Fully reinsured in two sub-layers. The first sub-layer affords coverage of up to $30.0 million for each loss occurrence in excess of $20.0 million, subject to an aggregate annual limit of $60.0 million, and the second sub-layer affords coverage up to $25.0 million for each loss occurrence in excess of $50.0 million, subject to an annual aggregate limit of $50.0 million. Both sub-layers are subject to a limit of $5.0 million maximum for any one life.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company’s current excess of loss reinsurance treaties were placed with the following reinsurers:

Reinsurer	A.M. Best Rating

Allied World Assurance Company Ltd.	“A” (Excellent)
Aspen Insurance UK Limited	“A” (Excellent)
Catlin Underwriting (US) o/b/o Lloyd’s Syndicate 2003 (SJC)	“A” (Excellent)
Endurance Specialty Insurance Ltd.	“A” (Excellent)
Various syndicates from Lloyd’s of London	“A” (Excellent)
Hannover Rueckversicherung AG	“A” (Excellent)
Hannover Re (Bermuda) Limited	“A” (Excellent)
MAX Bermuda	“A−” (Excellent)
Odyssey America Reinsurance Corporation	“A” (Excellent)
Partner Reinsurance Company of the U.S.	“A+” (Excellent)
Tokio Millennium Reinsurance Limited	“A+” (Excellent)

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

SBIC has in place a series of reinsurance agreements that were entered into prior to its acquisition by SIH which are as follows: Effective from January 1, 1999 through January 1, 2001, SBIC retains the first

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$250,000 of each loss occurrence; the next $750,000 of such loss occurrence is 100% reinsured with nonaffiliated reinsurers. Losses in excess of $1.0 million up to $4.0 million for this time period are 100% reinsured with nonaffiliated reinsurers. Effective July 1, 2000 through July 1, 2002, SBIC retains the first $500,000 of each loss occurrence; the next $500,000 of such loss occurrence is 100% reinsured with nonaffiliated reinsurers. Effective January 1, 2001 through January 1, 2002, SBIC retains the first $1.0 million of each loss occurrence; losses up to $5.0 million are 100% reinsured with nonaffiliated reinsurers. Effective October 1, 2000 through October 1, 2001, SBIC has a quota-share agreement whereby 10% of the first $250,000 loss plus a pro-rata share of expenses are 100% reinsured with Swiss Reinsurance Company. Effective January 1, 2002 through May 31, 2002, 100% of all losses are 100% quota-shared to Argonaut Insurance Company.

As part of the Acquisition, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $2.5 million at December 31, 2007 and $2.8 million at December 31, 2006. The decrease in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying consolidated statements of operations.

As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of the Acquisition. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $3.5 million at December 31, 2007 and $5.2 million at December 31, 2006.

b.	Reinsurance Assumed

The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance, which operates residual market programs on behalf of some states. The states in which the Company assumed residual market business in 2007 and 2006 include the following: Alabama, Alaska, Arizona, Arkansas, Connecticut, Delaware, the District of Columbia, Georgia, Idaho, Illinois, Iowa, Kansas, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, Oregon, South Carolina, and Virginia.

c.	Reinsurance Recoverables and Income Statement Effects

Balances affected by reinsurance transactions are reported gross of reinsurance in the balance sheets. Reinsurance recoverables comprise the following amounts at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)

Reinsurance recoverables on unpaid loss and loss adjustment expenses	$14,034	$13,504
Reinsurance recoverables on paid losses	176	171

Total reinsurance recoverables	$14,210	$13,675

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s top ten reinsurers, based on net amount recoverable, as of December 31, 2007:

		Net Amount
		Recoverable as of
	A.M. Best	December 31,
Reinsurer	Rating	2007
	(In thousands)

Swiss Reinsurance America Corporation	A+	$3,500
Hannover Rueckversicherung AG*	A	2,764
Max Re Limited*	A-	1,924
Argonaut Insurance Company	A	1,808
Scor Reinsurance Company	A-	675
Munich Reinsurance America (FDBA: American Re-insurance Company)	A+	674
ACE Property & Casualty Insurance Company	A+	456
Rhine Re (Alea Europe Ltd)	NR-4	449
Partner Reinsurance Company of the U.S.*	A+	421
Berkley Insurance Company	A+	266

Total		$12,937

*	Participant in current excess of loss reinsurance treaty program or individual risk reinsurance placements.

The Company recorded no write-offs of uncollectible reinsurance recoverables in the years ended December 31, 2007, 2006, and 2005.

The effects of reinsurance are as follows for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Reinsurance assumed:
Written premiums	$9,668	$8,440	$9,209
Earned premiums	8,576	5,480	8,360
Losses and loss adjustment expenses incurred	5,607	3,092	5,936
Reinsurance ceded:
Written premiums	$15,300	$15,490	$19,082
Earned premiums	14,979	15,592	22,317
Losses and loss adjustment expenses incurred	2,121	1,571	3,599

The Company did not commute any reinsurance agreements in the years ended December 31, 2007, 2006 and 2005.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Beginning balance:
Unpaid loss and loss adjustment expense	$198,356	$142,211	$68,228
Reinsurance recoverables	(13,504)	(13,745)	(12,582)

Net balance, beginning of year	184,852	128,466	55,646

Incurred related to:
Current year	162,018	130,124	108,424
Prior years	(34,080)	(22,811)	(2,142)
Receivable under adverse development cover	248	571	(499)

Total incurred	128,186	107,884	105,783

Paid related to:
Current year	(35,480)	(23,196)	(18,698)
Prior years	(41,258)	(27,731)	(14,764)

Total paid	(76,738)	(50,927)	(33,462)
Receivable under adverse development cover	(248)	(571)	499

Net balance, end of year	236,051	184,852	128,466
Reinsurance recoverables	14,034	13,504	13,745

Unpaid loss and loss adjustment expense	$250,085	$198,356	$142,211

As a result of changes in estimates of insured events in prior periods, the unpaid loss and loss adjustment expenses decreased by approximately $19.5 million in 2007 due to positive development on previously reported claims in accident year 2006 and $15.1 million due to positive development on previously reported claims in accident year 2005. For accident years 2004 and prior, unpaid loss and loss adjustment expenses increased $560,000 as a result of unfavorable development on previously reported claims due to the small base of claims and losses assumed from the NCCI pools. According to the terms of the adverse development cover, the Company is obligated to reimburse LMC for $248,000 of the positive development of KEIC reserves existing at the date of the Acquisition. In connection with the Acquisition, KEIC and LMC entered into an agreement to indemnify each other with respect to developments in KEIC’s unpaid loss and loss adjustment expenses over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.

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

At December 31, 2007 and 2006, the Company reduced unpaid loss and loss adjustment expense by $4.3 million and $3.3 million, respectively, for anticipated salvage and subrogation recoveries.

10.	Surplus Notes

On May 26, 2004, SBIC issued in a private placement $12.0 million in subordinated floating rate Surplus Notes due in 2034. The transaction was underwritten by Morgan Stanley & Company and Cochran & Caronia Securities, LLC. The note holder is ICONS, Ltd. and Wilmington Trust Company acts as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which the Company may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. To date, there has been no Excess Interest. The interest rate at December 31, 2007 was 9.03%. Interest and principal may be paid only upon the prior approval of the Illinois Division of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Division of Insurance approval, the Company cannot pay dividends on its capital stock, is limited in its ability to redeem, purchase or acquire any of its capital stock and cannot make payments of interest or principal on any debt issued by the Company which ranks equal with or junior to the Surplus Notes. If an event of default occurs and is continuing, the principal and accrued interest can become immediately due and payable. Interest expense for the years ended December 31, 2007, 2006, and 2005 was $1.1 million, $1.1 million, and $888,000, respectively.

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

Issuance costs of $591,000 incurred in connection with the Surplus Notes are being amortized over the life of the notes using the effective interest method. Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $56,000, $54,000 and $44,000, respectively.

11.	Income Taxes

The operations of SIH and its subsidiaries are included in a consolidated federal income tax return.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the difference between the “expected” income tax computed by applying the federal statutory income tax rate to income before income taxes and the total income taxes reflected on the books for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Expected income tax expense at statutory rates	$20,439	$16,936	$9,360
State income tax expense, net of federal benefit	374	296	—
Tax exempt bond interest income	(2,562)	(2,201)	(1,172)
True up of prior year tax return	(12)	(5)	220
Other	245	133	43

Total income tax expense	$18,484	$15,159	$8,451

Deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for federal income tax reporting purposes. The significant components of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Unpaid loss and loss adjustment expenses	$12,040	$8,376
Unearned premium	9,578	7,610
Unrealized net loss on investment securities	—	106
Bad debt reserves	495	388
Restricted stock grants	1,185	376
Amortizable assets	209	299
Accrued vacation and bonus	338	364
Guaranty fund payable	245	222
Net capital loss carryover	239	202
Other	1,008	320

Total gross deferred tax assets	25,337	18,263

Deferred tax liabilities:
Fixed assets	—	(19)
Prepaid expenses	(309)	(215)
Unrealized net gain on investment securities	(882)	—
State insurance licenses	(420)	(420)
Deferred acquisition costs	(6,941)	(5,401)
Other	(297)	(10)

Total deferred tax liabilities	(8,849)	(6,065)

Net deferred tax asset	$16,488	$12,198

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

As of December 31, 2007, the Company has capital loss carryforwards of approximately $682,000. Approximately $146,000 expires in 2010, $431,000 expires in 2011 and $105,000 expires in 2012.

12.	Statutory Net Income and Stockholders’ Equity

SBIC is required to file annually with state regulatory insurance authorities financial statements prepared on an accounting basis as prescribed or permitted by such authorities (statutory basis accounting or “SAP”). Statutory net income and capital and surplus (stockholders’ equity) differ from amounts reported in accordance with GAAP, primarily because of the following accounting treatments prescribed by SAP: policy acquisition costs are expensed when incurred; certain assets designated as “nonadmitted” for statutory purposes are charged to surplus; fixed-income securities are reported primarily at amortized cost or fair value based on their rating by the National Association of Insurance Commissioners (“NAIC”); policyholders’ dividends are expensed as declared rather than accrued as incurred; deferred income taxes are charged or credited directly to unassigned surplus; and any change in the admitted net deferred tax asset is offset to equity. Following is a summary of SBIC’s statutory net gain for the years ended December 31, 2007, 2006, and 2005 and statutory capital and surplus as of December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
	(In thousands)

Statutory net gain	$33,693	$26,967	$12,494
Statutory capital and surplus	256,322	222,310	144,732

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Illinois without prior approval of regulatory authorities is restricted if such dividend, together with other distributions during the 12 preceding months, would exceed the greater of 10% of the insurer’s statutory surplus as of the preceding December 31 or the statutorily adjusted net income for the preceding calendar year. If the limitation is exceeded, then such proposed dividend must be reported to the Director of Insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized gains. At December 31, 2007, SBIC had statutory earned surplus of $42.0 million. Consequently, SBIC would be able to pay up to $33.7 million of stockholder dividends in 2008 without the prior approval of the regulators.

In June 2007, the Illinois Division of Insurance completed a comprehensive financial examination of SBIC’s 2005 statutory annual statement. The examination report contained three findings, none of which resulted in any fines, penalties or adjustments to SBIC’s financial statements. Prior to this examination, KEIC was last examined by the Illinois Division of Insurance as of December 31, 2000.

The State of Illinois imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified within certain levels, each of which requires specified corrective action. SBIC exceeded the minimum risk-based capital requirements at December 31, 2007 and 2006.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments

The Company leases certain office space for its headquarters and regional offices under agreements that are accounted for as operating leases. Lease expense totaled $1.3 million, $1.0 million and $1.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. Total rent, including the effect of rent increases and concessions, is expensed on a straight-line basis over the respective lease terms.

Future minimum payments required under the agreements are as follows:

Operating
leases
(In thousands)

2008	$2,239
2009	2,349
2010	1,778
2011	1,682
2012	1,593
Thereafter	4,603

$14,244

14.	Retirement Plan

The Company maintains a defined contribution 401(k) retirement savings plan covering substantially all of its employees. In 2007 and 2006, the Company matched 100% of the first five percent of eligible compensation contributed to the plan on a pre-tax basis. In 2005, the Company matched 100% of the first three percent and 50% of the next two percent of such compensation. For the years ended December 31, 2007, 2006, and 2005, the Company made additional contributions equal to one percent of compensation for all persons who were employed at the end of the year. Additionally, the Company made discretionary year-end contributions of one percent for 2005 to the accounts of all persons who were employed at the end of year. Employees are 100% vested in all matching contributions when they are made. Contribution expense for the years ended December 31, 2007, 2006, and 2005 was $824,000, $640,000 and $571,000, respectively.

15.	Contingencies

a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has accrued a liability for guaranty fund and other assessments of $3.5 million at December 31, 2007 and has recorded a related asset for premium tax offset and policy surcharges of $3.8 million at that date. This amount represents management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid. Policy surcharges are generally collected in the year following assessment and premium tax offsets are generally recognized over a period of up to five years following the year of assessment.

b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Retrospectively Rated Contracts

On October 1, 2003, the Company began selling workers’ compensation insurance policies for which the premiums vary based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment. Accrued retrospectively rated premiums are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums and return retrospective premiums are recorded as additions to and reductions from written premium, respectively. Approximately 11.9%, 17.0% and 25.9% of the Company’s direct premiums written for the years ended December 31, 2007, 2006 and 2005, respectively, related to retrospectively rated contracts. The Company accrued $9.3 million for retrospective premiums receivable and $17.8 million for return retrospective premiums at December 31, 2007 and $9.6 million for retrospective premiums receivable and $12.7 million for return retrospective premiums at December 31, 2006.

17.	Acquisitions

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

On December 17, 2007, the Company completed the acquisition of Total Health Care Management, Inc. (“THM”), a provider of medical bill review, utilization review, nurse case management and other related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million is scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieves certain revenue objectives in 2008, 2009 and 2010. As a result of this acquisition, the Company recorded additional goodwill of $1.4 million.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Intangible Assets

Intangible assets, other than goodwill, consist of the following at December 31, 2007 and 2006 (dollar amounts in thousands):

			Accumulated Amortization
	Amortization	Gross Carrying	at December 31,
	Period (years)	Amount	2007	2006
	(In thousands)

Intangible assets:
State insurance licenses	—	$1,200	$—	$—
State business licenses	—	25	—	—
Renewal rights	2	783	783	783
Internally developed software	3	944	944	944
Trademark	5	50	42	33
Customer relations	2	30	30	30

		$3,032	$1,799	$1,790

The weighted average amortization period for all intangible assets subject to amortization is 2.6 years. Aggregate amortization expense was $10,000, $246,000 and $629,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Estimated remaining amortization expense is $7,500 in 2008.

19.	Stockholders’ Equity

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

At December 31, 2007, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004. In April 2007, the Board of Directors further amended the 2003 Plan and amended the 2005 Plan.

The Board of Directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Board of Directors. At December 31, 2007, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 481,946 shares had been granted, and 1,787,046 shares for issuance under the 2005 Plan, of which 1,051,669 shares had been

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

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

The fair values of stock options granted during the years ended December 31, 2007, 2006 and 2005 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005

Expected term (years)	6.3	6.2	7.0
Expected stock price volatility	26.3%	26.1%	15.5%
Risk-free interest rate	4.58%	4.75%	3.96%
Expected dividend yield	—	—	—
Estimated fair value per option	$6.75	$6.37	$3.09

For 2006 and 2007, the expected term of options was determined using the “simplified method,” which averages an award’s weighted average vesting period and its contractual term and expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the initial public offering of its common stock in January 2005 and the historical volatility of a peer company’s stock for a period of time equal to the expected term of the option. Prior to the adoption of SFAS No. 123R, expected term was based on the Company’s historical experience and future expectations and price volatility was estimated using the Company’s historical volatility. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid stockholder dividends in the past and has no current plan to pay any stockholder dividends in the future.

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

The following table summarizes stock option activity for the years ended December 31, 2007 and 2006:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise Price	Contractual Life	Intrinsic
	Options	per Share	(years)	Value
				(In thousands)

Outstanding at December 31, 2005	804,524	$8.13	8.3	$—
Granted	124,350	17.42	—	—
Forfeited	(5,860)	9.05	—	—
Exercised	(4,382)	7.40	—	—
Cancelled	(478)	6.54	—	—

Outstanding at December 31, 2006	918,154	9.39	7.6	7,916
Granted	148,700	18.30	—	—
Forfeited	(13,710)	12.22	—	—
Exercised	(37,697)	8.22	—	—
Cancelled	(126)	18.40	—	—

Outstanding at December 31, 2007	1,015,321	10.70	7.0	4,450

Exercisable at December, 2007	616,647	8.15	6.3	4,275
Exercisable at December, 2006	417,503	7.35	7.1	4,450

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $15.08 and $18.01 at December 31, 2007 and 2006, respectively. As of December 31, 2007, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 30.4 months. Proceeds from the exercise of stock options totaled approximately $310,000 in 2007 and approximately $32,400 in 2006. The total intrinsic value of stock options exercised was approximately $373,500 in 2007 and approximately $42,300 in 2006.

As of December 31, 2007, there were 735,377 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price

$ 6.54	451,778	5.83	$6.54	433,135	$6.54
10.50-12.54	299,093	7.08	10.61	149,295	10.68
15.44-18.68	264,450	8.83	17.90	34,217	17.47

	1,015,321	6.98	10.70	616,647	8.15

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Nonvested Stock

The following table summarizes nonvested stock activity for the years ended December 31, 2007 and 2006:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	6,000	$11.40
Granted	227,875	17.55
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2006	233,875	17.39
Granted	255,755	18.18
Vested	—	—
Forfeited	(15,750)	17.97

Outstanding at December 31, 2007	473,880	17.80

As of December 31, 2007, there was $4.9 million of total unrecognized compensation cost related to nonvested stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 23.4 months.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Information (unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2007, 2006 and 2005.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except earnings per share)

2007:
Premiums earned	$48,631	$54,757	$59,721	$64,886
Loss and loss adjustment expenses	25,918	29,012	34,921	38,334
Underwriting, acquisition and insurance expenses	12,631	14,692	15,172	16,437
Net income	10,073	10,203	9,650	9,986
Fully diluted earnings per common share equivalent	$0.48	$0.49	$0.46	$0.48
2006:
Premiums earned	$43,963	$41,794	$47,819	$52,015
Loss and loss adjustment expenses	28,471	22,057	27,871	29,485
Underwriting, acquisition and insurance expenses	9,732	9,780	10,129	12,665
Net income	5,968	9,383	9,097	8,781
Fully diluted earnings per common share equivalent	$0.31	$0.45	$0.44	$0.42
2005:
Premiums earned	$29,159	$39,645	$40,719	$49,327
Loss and loss adjustment expenses	20,267	26,988	27,095	31,433
Underwriting, acquisition and insurance expenses	6,379	8,637	8,058	10,765
Net income	2,708	4,216	5,067	6,301
Fully diluted earnings per common share equivalent	$0.18	$0.25	$0.30	$0.38

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of SeaBright Insurance Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A system of internal control can provide only reasonable, not absolute assurance, that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the design and operating effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, which is included in this Item 9A.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting during our fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

We have audited SeaBright Insurance Holdings, Inc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SeaBright Insurance Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
March 17, 2008

Item 9B.	Other Information.

We had no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2007, but that was not disclosed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Common Stock Ownership” contained in our proxy statement for the 2008 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Director Compensation” contained in our proxy statement for the 2008 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the sections captioned “Common Stock Ownership” and “Executive Compensation” contained in our proxy statement for the 2008 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” contained in our proxy statement for the 2008 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the sections captioned “Principal Accounting Fees and Services” contained in our proxy statement for the 2008 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are being filed as part of this annual report.

(a) (1) Financial Statements. The following financial statements and notes are filed under Part II, Item 8 of this annual report.

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
John G. Pasqualetto
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 17, 2008.

Signature	Title

/s/ John G. Pasqualetto John G. Pasqualetto	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph S. De Vita Joseph S. De Vita	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

/s/ M. Philip Romney M. Philip Romney	Vice President-Finance and Assistant Secretary (Principal Accounting Officer)

/s/ Peter Y. Chung Peter Y. Chung	Director

/s/ Joseph A. Edwards Joseph A. Edwards	Director

/s/ William M. Feldman William M. Feldman	Director

/s/ Mural R. Josephson Mural R. Josephson	Director

/s/ George M. Morvis George M. Morvis	Director

/s/ Michael D. Rice Michael D. Rice	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

Under date of March 17, 2008, we reported on the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in this annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

As noted on Schedule II (condensed statements of cash flows), equity in earnings of subsidiaries for 2005 has been corrected.

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
March 17, 2008

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share information)

ASSETS
Cash and cash equivalents	$11,765	$13,472
Federal income tax recoverable	—	1,233
Other assets	7,014	455
Investment in subsidiaries	277,932	235,004

Total assets	$296,711	$250,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Federal income tax payable	$2,373	$—
Payable to subsidiaries	—	990
Accrued expenses and other liabilities	32	48

Total liabilities	2,405	1,038

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 authorized; issued and outstanding — 20,831,102 shares at December 31, 2007 and 20,553,400 at December 31, 2006	208	205
Paid-in capital	194,023	190,593
Accumulated other comprehensive income (loss)	1,638	(197)
Retained earnings	98,437	58,525

Total stockholders’ equity	294,306	249,126

Total liabilities and stockholders’ equity	$296,711	$250,164

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and earnings per share information)

Revenue:
Income from subsidiaries	$42,418	$34,103	$18,334
Net investment income	734	656	138

	43,152	34,759	18,472
Losses and expenses	4,375	1,991	349

Income before income taxes	38,777	32,768	18,123

Income tax benefit:
Current	(303)	(18)	(169)
Deferred	(832)	(443)	—

	(1,135)	(461)	(169)

Net income	$39,912	$33,229	$18,292

Basic earnings per share	$1.96	$1.66	$1.18
Diluted earnings per share	$1.90	$1.63	$1.13
Weighted average basic shares outstanding	20,341,931	19,986,244	15,509,547
Weighted average diluted shares outstanding	20,976,525	20,403,089	16,195,855

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
						Other	Retained
	Outstanding Shares					Comprehensive	Earnings	Total
	Preferred	Common	Preferred	Common	Paid-in	Income	(Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Capital	(Loss)	Deficit)	Equity
	(In thousands)

Balance at December 31, 2004	508	—	$5	$—	$50,831	$530	$7,004	$58,370
Net income	—	—	—	—	—	—	18,292	18,292
Other comprehensive income:
Reclassification adjustment for
realized losses recorded into
income, net of tax of $79	—	—	—	—	—	147	—	147
Increase in unrealized loss on
investment securities avail-
able for sale, net of
tax of $1,047	—	—	—	—	—	(1,944)	—	(1,944)

Comprehensive income	—	—	—	—	—	—	—	16,495
Preferred stock conversion	(508)	7,778	(5)	78	(73)	—	—	—
Initial public offering	—	8,625	—	86	80,688	—	—	80,774
Restricted stock grants	—	6	—	—	18	—	—	18
Exercise of stock options, including tax benefit of $6	—	2	—	—	21	—	—	21

Balance at December 31, 2005	—	16,411	—	164	131,485	(1,267)	25,296	155,678
Net income	—	—	—	—	—	—	33,229	33,229
Other comprehensive income:
Reclassification adjustment for
realized losses recorded into
income, net of tax of $144	—	—	—	—	—	266	—	266
Decrease in unrealized loss on
investment securities avail-
able for sale, net of
tax of $432	—	—	—	—	—	804	—	804

Comprehensive income	—	—	—	—	—	—	—	34,299
Follow on public offering	—	3,910	—	39	57,516	—	—	57,555
Stock based compensation	—	—	—	—	1,554	—	—	1,554
Restricted stock grants	—	228	—	2	—	—	—	2
Exercise of stock options, including tax benefit of $6	—	4	—	—	38	—	—	38

Balance at December 31, 2006	—	20,553	—	205	190,593	(197)	58,525	249,126
Net income	—	—	—	—	—	—	39,912	39,912
Other comprehensive income:
Reclassification adjustment for
realized losses recorded into
income, net of tax of $36	—	—	—	—	—	69	—	69
Decrease in unrealized loss on
investment securities avail-
able for sale, net of
tax of $951	—	—	—	—	—	1,766	—	1,766

Comprehensive income	—	—	—	—	—	—	—	41,747
Stock based compensation	—	—	—	—	3,010	—	—	3,010
Restricted stock grants	—	240	—	3	—	—	—	3
Exercise of stock options, including tax benefit of $110	—	38	—	—	420	—	—	420

Balance at December 31, 2007	—	20,831	$—	$208	$194,023	$1,638	$98,437	$294,306

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities, net of effect of acquisition:
Net income	$39,912	$33,229	$18,292
Adjustment to reconcile net income to net cash used in operating activities, net of effect of acquisition:
Equity in earnings of subsidiaries	(42,418)	(34,103)	(18,334)
Benefit for deferred income taxes	(832)	(443)	—
Amortization of intangible assets	(10)	—	—
Compensation cost on stock options	698	497	—
Grant of restricted shares of common stock	2,311	1,057	24
Changes in certain assets and liabilities:
Receivable from subsidiaries	(4,026)	851	(2,015)
Federal income taxes payable (recoverable)	3,606	(1,171)	335
Other assets	(68)	(1)	1,240
Accrued expenses and other liabilities	(15)	(102)	152

Net cash used in operating activities	(842)	(186)	(306)

Cash flows from investing activities, net of effects of acquisition:
Cash paid for acquisition, net of cash acquired	(1,178)	—	—
Investment in subsidiaries	—	(50,005)	(74,546)

Net cash used in investing activities	(1,178)	(50,005)	(74,546)

Cash flows from financing activities:
Proceeds from initial public offering of common stock	—	—	80,774
Proceeds from follow on public offering of common stock		57,556	—
Proceeds from exercise of stock options	313	32	15
Deferred tax benefit from disqualifying dispositions	—	6	6
Proceeds from issuance of preferred stock	—	—	—

Net cash provided by financing activities	313	57,594	80,795

Net increase (decrease) in cash and cash equivalents	(1,707)	7,403	5,943
Cash and cash equivalents at beginning of period	13,472	6,069	126

Cash and cash equivalents at end of period	$11,765	$13,472	$6,069

Note: Equity in earnings of subsidiaries for the year ended December 31, 2005 has been corrected as follows:

As originally presented	$—
Adjustment	(18,334)

As corrected	$(18,334)

See report of independent registered public accounting firm.

SCHEDULE IV — REINSURANCE

SEABRIGHT INSURANCE HOLDINGS, INC.

					Percent of
		Ceded to	Assumed		Amount
		Other	from Other		Assumed
	Direct	Companies	Companies	Net	to Net
	(In thousands)

Year ended December 31, 2007:
Premiums	$234,398	$14,979	$8,576	$227,995	3.8%
Year ended December 31, 2006:
Premiums	195,702	15,591	5,480	185,591	3.0%
Year ended December 31, 2005:
Premiums	172,806	22,317	8,361	158,850	5.3%

See report of independent registered public accounting firm.

SCHEDULE VI — SUPPLEMENTAL INFORMATION
CONCERNING INSURANCE OPERATIONS

SEABRIGHT INSURANCE HOLDINGS, INC.

		Unpaid				Loss and Loss		Amortization
	Deferred	Loss and				Adjustment Expenses Incurred		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net	Related to		Policy	and Loss	Gross
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium(1)	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2007	$19,832	$250,085	$145,213	$227,995	$20,307	$162,018	$(33,832)	$36,480	$76,738	$282,658
Year ended December 31, 2006	15,433	198,356	112,395	$185,591	15,245	130,124	(22,240)	26,497	50,927	230,253
Year ended December 31, 2005	10,299	142,211	84,844	158,850	7,832	108,424	(2,641)	19,686	33,462	204,742

(1)	Net unearned premium represents unearned premiums minus prepaid reinsurance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
3.2		Amended and Restated By-laws of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
4.1		Specimen Common Stock Certificate (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
4.2		Indenture dated as of May 26, 2004 by and between SeaBright Insurance Company and Wilmington Trust Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.1 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10	.2 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.3 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Joseph S. De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.4 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard W. Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.5 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.6 †	Employment Agreement, dated as of March 31, 2005, by and between SeaBright Insurance Company and Debra Drue Wax (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 5, 2005)
10.7		Purchase Agreement, dated as of July 14, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.8		Amendment Letter to Purchase Agreement, dated as of July 30, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.9		Amendment Letter to Purchase Agreement, dated as of September 15, 2003, by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.10		Escrow Agreement, dated as of September 30, 2003, by and among Wells Fargo Bank Minnesota, National Association, SeaBright Insurance Holdings, Inc. and Kemper Employers Group, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number		Description

10.11		Adverse Development Excess of Loss Reinsurance Agreement, dated as of September 30, 2004, between Lumbermens Mutual Casualty Company and Kemper Employers Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.12		Amended and Restated Reinsurance Trust Agreement dated as of February 29, 2004 by and among Lumbermens Mutual Casualty Company and SeaBright Insurance Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.13		Commutation Agreement, dated as of September 30, 2003, by and between Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.14		Administrative Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.15		Administrative Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.16		Claims Administration Services Agreement dated as of September 30, 2003 by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.17		Side Letter dated as of September 29, 2003 by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.18 †	Amendment to Employment Agreement by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
10.19		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and John Pasqualetto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.20		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.21		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Joseph De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.22		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.23		Executive Stock Agreement dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.24		Executive Stock Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and Chris Engstrom (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.25		Executive Stock Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and James Louden Borland III (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number		Description

10.26		Stock Purchase Agreement dated as of June 30, 2004 by and between SeaBright Insurance Holdings, Inc. and each of the purchasers named therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.27 †	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.28		Tax and Expense Sharing Agreement dated as of March 12, 2004 by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.29		Agency Services Agreement effective as of October 1, 2003 by and between SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.30		Floating Rate Surplus Note dated May 26, 2004 from SeaBright Insurance Company to Wilmington Trust Company, as trustee, for $12,000,000 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.31		Side Letter dated as of September 28, 2004 by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10	.32 †	Form of Stock Option Award Agreement for awards granted under 2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)
10	.33 †	Form of Restricted Stock Grant Agreement for grants to directors under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 28, 2005)
10	.34 †*	SeaBright Insurance Holdings, Inc. Bonus Plan 2007
10	.35 †	Form of Restricted Stock Grant Agreement for grants to officers under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 29, 2006)
10	.36 †	Employment Agreement, dated as of August 15, 2006, by and between SeaBright Insurance Company and Marc B. Miller, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 17, 2006)
10	.37 †	Second Amended and Restated 2003 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2007)
10	.38 †	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 3, 2007)
21	.1*	Subsidiaries of the registrant
23	.1*	Consent of KPMG LLP
31	.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31	.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	.1*	Section 1350 Certification (Chief Executive Officer)
32	.2*	Section 1350 Certification (Chief Financial Officer)

*	Filed herewith.

†	Indicates a management contract, compensatory plan, contract or arrangement required to be filed pursuant to Item 601 of Regulation S-K.