Form 10-Q
period 2008-03-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2008-05-12
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

or

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
Seattle, WA 98101
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
          Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 8, 2008
Common Stock, $0.01 Par Value	21,197,708

SeaBright Insurance Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007

	(Unaudited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $489,111 in 2008 and $471,131 in 2007)	$492,977	$474,756
Equity securities available for sale, at fair value (cost $12,919 in 2008 and $11,301 in 2007)	11,649	11,193
Preferred stock available for sale, at fair value (cost $9,997 in 2008 and $9,485 in 2007	8,326	8,488
Cash and cash equivalents	6,936	20,292
Accrued investment income	5,291	5,055
Premiums receivable, net of allowance	9,389	9,223
Deferred premiums	157,984	150,066
Service income receivable	305	436
Reinsurance recoverables	14,049	14,210
Receivable under adverse development cover	2,533	2,533
Prepaid reinsurance	1,723	1,820
Property and equipment, net	4,379	1,707
Deferred income taxes, net	18,342	16,488
Deferred policy acquisition costs, net	21,511	19,832
Intangible assets, net	1,230	1,233
Goodwill	2,881	2,881
Other assets	17,168	15,356

Total assets	$776,673	$755,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$255,095	$250,085
Unearned premiums	150,369	147,033
Reinsurance funds withheld and balances payable	167	220
Premiums payable	3,940	4,136
Accrued expenses and other liabilities	49,981	47,789
Surplus notes	12,000	12,000

Total liabilities	471,552	461,263

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 21,132,252 shares at March 31, 2008 and 20,831,102 shares at December 31, 2007	211	208
Paid-in capital	195,020	194,023
Accumulated other comprehensive income	601	1,638
Retained earnings	109,289	98,437

Total stockholders’ equity	305,121	294,306

Total liabilities and stockholders’ equity	$776,673	$755,569

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2008	2007

	(in thousands, except share and earnings per share information)
Revenue:
Premiums earned	$56,722	$48,631
Claims service income	406	556
Other service income	16	24
Net investment income	5,724	4,758
Net realized loss	(117)	(52)
Other income	1,409	957

	64,160	54,874

Losses and expenses:
Loss and loss adjustment expenses	30,409	25,918
Underwriting, acquisition and insurance expenses	15,646	12,631
Interest expense	251	281
Other expenses	1,987	1,551

	48,293	40,381

Income before taxes	15,867	14,493

Income tax expense (benefit):
Current	6,311	4,474
Deferred	(1,296)	(54)

	5,015	4,420

Net income	$10,852	$10,073

Basic earnings per share	$0.53	$0.50
Diluted earnings per share	$0.52	$0.48

Weighted average basic shares outstanding	20,359,695	20,320,699
Weighted average diluted shares outstanding	20,984,650	20,859,608

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2008	2007

	(in thousands)
Cash flows from operating activities:
Net income	$10,852	$10,073
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	9,159	7,900
Policy acquisition costs deferred	(10,838)	(9,526)
Provision for depreciation and amortization	820	665
Compensation cost on restricted shares of common stock	714	354
Compensation cost on stock options	184	148
Net realized loss on investments	117	53
Gain on sale of fixed assets	—	(1)
Benefit for deferred income taxes	(1,296)	(54)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	5,010	8,107
Income tax payable	3,223	4,080
Reinsurance recoverables, net of reinsurance withheld	1,554	918
Unearned premiums, net of deferred premiums and premiums receivable	(4,748)	258
Accrued investment income	(236)	(263)
Other assets and other liabilities	(3,028)	(4,017)

Net cash provided by operating activities	11,487	18,695

Cash flows from investing activities:
Purchases of investments	(54,808)	(40,445)
Sales of investments	10,579	9,184
Maturities and redemption of investments	23,486	9,621
Purchases of property and equipment	(4,201)	(169)

Net cash used in investing activities	(24,944)	(21,809)

Cash flows from financing activities:
Proceeds from exercise of stock options	98	40
Deferred tax benefit from disqualifying dispositions	—	14
Grant of restricted shares of common stock	3	2

Net cash provided by financing activities	101	56

Net decrease in cash and cash equivalents	(13,356)	(3,058)
Cash and cash equivalents at beginning of period	20,292	20,412

Cash and cash equivalents at end of period	$6,936	$17,354

Supplemental disclosures:
Interest paid on surplus notes	$274	$294
Federal income taxes paid	2,835	—
Accrued expenses for purchases of investments	115	—

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

          SeaBright Insurance Holdings, Inc. (“SIH” or the Company), a Delaware corporation, was formed in June 2003. On July 14, 2003, SIH entered into a purchase agreement, effective September 30, 2003, with Kemper Employers Group, Inc. (“KEG”), Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc. (referred to collectively as “Eagle”), and Lumbermens Mutual Casualty Company (“LMC”), the ultimate owner of KEG and Eagle (the ”Acquisition”). Under this agreement, SIH acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights.

          Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the states of California, Hawaii and Alaska. In November 2003, permission was granted by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”) for KEIC to change its name to SeaBright Insurance Company (“SBIC”). As of March 31, 2008, SBIC is licensed to write workers’ compensation insurance in 45 states and the District of Columbia. PointSure is engaged primarily in administrative and brokerage activities.

          In December 2007, SIH acquired 100% of the outstanding common stock of Total HealthCare Management, Inc. (“THM”), a privately held California based provider of medical bill review, utilization review, nurse case management and other related services.

2.       Summary of Significant Accounting Policies

          a. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, SBIC, PointSure and THM (collectively, the ”Company,” “we” or “us”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2008.

          In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

          Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the three month periods ended March 31, 2008 and 2007, approximately 17.3% and 12.5%, respectively, of direct premiums written related to retrospectively rated policies.

          The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made and applying an adjustment percentage against premiums earned for the period. Included in deferred premiums is an accrual for earned but unbilled premiums of $0 at March 31, 2008 and $44,000 at December 31, 2007.

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the liability for unpaid loss and loss adjustment expense is reasonable. The estimates are reviewed periodically and any necessary adjustments are included in the results of operations of the period in which the adjustments are determined.

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

          Balances due from reinsurers on unpaid loss and loss adjustment expenses, including an estimate of such recoverables related to reserves for incurred-but-not-reported (“IBNR”) losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid loss and loss adjustment expenses are not recoverable from the reinsurer until such losses are paid. Should a reinsurer be unable or unwilling to pay such amounts to the Company when due, the Company would be liable for such obligations. The Company monitors the financial condition of its reinsurers and does not believe that it is currently exposed to any material credit risk through its reinsurance agreements because most of its reinsurance is recoverable from large, well-capitalized reinsurance companies. Historically, no amounts from reinsurers have been written-off as uncollectible.

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

          The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the date of adoption and as of March 31, 2008 and December 31, 2007, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required.

          The Company recognizes interest on tax related matters as interest expense and penalties as income tax expense. The Company had no interest or penalties expense related to uncertain tax positions in the quarters ended March 31, 2008 and 2007.

          The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

          g. Earnings Per Share

          The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month periods ended March 31, 2008 and 2007:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,

	2008	2007

	(in thousands)
Basic weighted average shares outstanding	20,360	20,321
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	625	539

Diluted weighted average shares outstanding	20,985	20,860

          h. Stock-Based Compensation

          The Company accounts for awards of stock options and nonvested restricted stock according to the provisions of SFAS No. 123R, Share-Based Payment. Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 is shown in the following table. No compensation cost was capitalized during the periods shown.

	Three Months Ended March 31,

	2008	2007

	(in thousands)
Stock option compensation expense related to:
Nonvested restricted stock	$714	$354
Stock options	184	148

Total	$898	$502

Total related tax benefit	$260	$129

          i. Comprehensive Income

          The following table summarizes the Company’s comprehensive income for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

	(in thousands)
Net income	$10,852	$10,073
Reclassification adjustment for realized losses recorded into income	(117)	(53)
Tax benefit related to reclassification adjustment for realized losses recorded into income	41	19
Decrease (increase) in unrealized losses on investment securities available for sale	(1,479)	262
Tax benefit (expense) related to change in unrealized losses	518	(92)

Total comprehensive income	$9,815	$10,209

          j. Recently Issued Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, which did not have a material effect on its consolidated financial condition or results of operations.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and without having to apply complex hedge accounting provisions. The provisions for SFAS No. 159 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 159 as of January 1, 2008, which did not have a material effect on its consolidated financial condition or results of operations.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Investments

          The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at March 31, 2008 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. Treasury securities	$9,476	$477	$—	$9,953
Government sponsored agency securities	33,661	977	—	34,638
Corporate securities	47,966	917	(411)	48,472
Tax-exempt municipal securities	262,627	3,154	(2,200)	263,581
Mortgage pass-through securities	81,008	1,672	(51)	82,629
Collateralized mortgage obligations	1,836	21	(89)	1,768
Asset-backed securities	52,537	75	(676)	51,936

Total fixed income securities available-for-sale	489,111	7,293	(3,427)	492,977
Equity securities	12,919	—	(1,270)	11,649
Preferred stock	9,997	—	(1,671)	8,326

Total investment securities available-for-sale	$512,027	$7,293	$(6,368)	$512,952

          Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The Company had no direct investments in individual equity securities at March 31, 2008. The unrealized loss on temporarily impaired investments totaled $6.4 million at March 31, 2008 for investment securities with a fair value of $166.0 million. Approximately $0.4 million of the total unrealized losses at March 31, 2008 were from securities that had been impaired for more than one year. At March 31, 2008, two securities had unrealized losses that exceeded 20% of the related security’s book value at that date. The following table presents information about investment securities with unrealized losses at March 31, 2008:

	Less Than 12 Months		12 Months or More		Total

Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss

	(in thousands)
Fixed income securities:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government sponsored agency securities (1)	—	—	—	—	—	—
Corporate securities	7,439	(145)	5,602	(266)	13,041	(411)
Tax-exempt municipal securities	90,793	(2,194)	102	(6)	90,895	(2,200)
Mortgage pass-through securities	6,727	(41)	1,187	(10)	7,914	(51)
Collateralized mortgage obligations	895	(89)	—	—	895	(89)
Asset-backed securities	27,790	(565)	5,519	(111)	33,309	(676)

Total fixed income securities	133,644	(3,034)	12,410	(393)	146,054	(3,427)
Equity securities	11,649	(1,270)	—	—	11,649	(1,270)
Preferred stock	8,326	(1,671)	—	—	8,326	(1,671)

Total	$153,619	$(5,975)	$12,410	$(393)	$166,029	$(6,368)

(1) Government sponsored agency securities are not backed by the full faith and credit of the U.S. government.

          The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited financial statements. The Company evaluated investment securities with fair values less than amortized cost at March 31, 2008 and 2007 and determined that the decline in value is temporary and is related primarily to the change in market rates since purchase or to other market anomalies that are expected to correct themselves over time. Furthermore, the Company has the intent and ability to hold the impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. Therefore, no other-than-temporary impairment losses were recorded in the three month periods ended March 31, 2008 and 2007.

          The Company had no direct sub-prime mortgage exposure in its investment portfolio as of March 31, 2008 and approximately $0.9 million of indirect exposure to sub-prime mortgages. The average credit quality of the Company’s $266.6 million fixed income municipal portfolio was AA+ (AA– based on the issuers’ underlying ratings). Insured municipal bonds totaled $205.6 million and had a weighted average credit rating of AA+ (AA– based on the issuers’ underlying ratings). The remaining $61.0 million in uninsured municipal bonds carried a weighted average credit rating of AA. Consequently, the Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

          The amortized cost and estimated fair value of fixed income securities and preferred stock available-for-sale at March 31, 2008, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value

	(in thousands)
Due in one year or less	$35,107	$35,182
Due after one year through five years	109,180	111,365
Due after five years through ten years	185,130	186,091
Due after ten years	24,314	24,010
Securities not due at a single maturity date	145,377	144,655

Total investment securities available-for-sale	$499,108	$501,303

          The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities at March 31, 2008 was $199.3 million.

4.       Premiums

          Direct premiums written totaled $61.2 million and $57.8 million for the three month periods ended March 31, 2008 and 2007, respectively.

          Premiums receivable consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

	(in thousands)
Premiums receivable	$10,833	$10,639
Allowance for doubtful accounts	(1,444)	(1,416)

	$9,389	$9,223

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          On October 1, 2007, the Company entered into new reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $1.0 million of each loss occurrence. The new reinsurance program, which is effective through October 1, 2008, provides coverage up to $75.0 million per loss occurrence as follows:

Layer	General Description

$1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $8.0 million

$3.0 million for each loss occurrence in excess of $2.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million

$5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million

$10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence	Fully reinsured, subject to a limit of $7.5 million maximum for any one loss and an aggregate limit of $20.0 million.

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

          As part of the purchase of SBIC, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement recorded in the accompanying unaudited condensed consolidated balance sheets was $2.5 million at March 31, 2008 and December 31, 2007. Any increase or decrease in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying unaudited condensed consolidated statements of operations.

          As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $3.6 million at March 31, 2008 and $3.5 million at December 31, 2007. In April 2008, LMC submitted a request to withdraw approximately $0.8 million of excess funds on deposit in the trust account. After due evaluation, the Company complied with LMC’s request, resulting in a balance in the trust account of approximately $2.7 million immediately following the withdrawal.

          b. Reinsurance Assumed

          The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance (the “NCCI”), which operates residual market programs on behalf of some states. The states in which the Company assumed residual market business at March 31, 2008 include the following: Alabama, Alaska, Arizona, Arkansas, Connecticut, Delaware, District of Columbia, Iowa, Georgia, Idaho, Illinois, Indiana, Kansas, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, Oregon, South Carolina, South Dakota and Virginia.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          c. Reinsurance Recoverables and Income Statement Effects

          Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$13,786	$14,034
Reinsurance recoverables on paid losses	263	176

Total reinsurance recoverables	$14,049	$14,210

          The effects of reinsurance are as follows for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

	(in thousands)
Reinsurance assumed:
Written premiums	$2,415	$2,109
Earned premiums	2,613	2,008
Losses and loss adjustment expenses incurred	1,806	1,269
Commission expenses incurred	1,035	767

Reinsurance ceded:
Written premiums	$3,224	$3,666
Earned premiums	3,314	3,610
Losses and loss adjustment expenses incurred	442	(845)
Commission expenses incurred	352	249

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Unpaid Loss and Loss Adjustment Expenses

          The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$250,085	$198,356
Reinsurance recoverables	(14,034)	(13,504)

Net	236,051	184,852

Incurred related to:
Current period	38,320	33,109
Prior periods	(7,911)	(7,191)

Total incurred	30,409	25,918

Paid related to:
Current period	(6,196)	(4,488)
Prior periods	(18,955)	(12,071)

Total paid	(25,151)	(16,559)

Unpaid loss and loss adjustment expense, net of reinsurance recoverables	241,309	194,211
Reinsurance recoverables	13,786	12,252

Unpaid loss and loss adjustment expense	$255,095	$206,463

          Loss and loss adjustment expenses are net of the release of loss reserves totaling approximately $7.9 million and $7.2 million in the three month periods ended March 31, 2008 and 2007, respectively. The majority of these reserve releases related to the Company’s California book of business and reflect a continuation of lower than anticipated patterns of loss payments in recent accident years as a result of reform legislation enacted there primarily in 2003 and 2004.

7.	Surplus Notes

          In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense for the three month periods ended March 31 totaled $251,000 in 2008 and $281,000 in 2007.

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

          a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of March 31, 2008, SBIC had a liability for guaranty fund and other assessments of $2.9 million and a guaranty fund receivable of $3.5 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

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

          At March 31, 2008, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2007, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007.

          As of March 31, 2008, options to purchase 436,778 shares of common stock were outstanding under the 2003 Plan, and no additional shares were reserved for issuance under the 2003 Plan. As of March 31, 2008, 754,030 shares of nonvested restricted stock were outstanding under the 2005 Plan, options to purchase 676,593 shares of common stock were outstanding under the 2005 Plan and 752,799 shares were reserved for issuance under the 2005 Plan.

          a. Stock Options

          The fair values of stock options granted during the quarters ended March 31, 2008 and 2007 were determined on the dates of grant using the Black-Scholes-Merton (“Black-Scholes”) option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,

	2008	2007

Expected term (years)	6.3	6.3
Expected stock price volatility	29.5%	26.3%
Risk-free interest rate	2.92%	4.55%
Expected dividend yield	—	—

Estimated fair value per option	$5.18	$6.72

          The following table summarizes stock option activity for the quarter ended March 31, 2008:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2007	1,015,321	$10.70	7.0	$4,450
Granted	113,050	14.62	—	—
Forfeited	—	—	—	—
Exercised	(15,000)	6.54	—	—
Cancelled	—	—	—	—

Outstanding at March 31, 2008	1,113,371	11.15	7.1	3,983

Exercisable at March 31, 2008	719,959	8.96	6.2	4,154

          The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $14.73 on March 31, 2008. Proceeds from the exercise of stock options totaled approximately $98,100 for the three months ended March 31, 2008. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was approximately $100,200.

          The following table presents additional information regarding options outstanding as of March 31, 2008:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$ 6.54	436,778	5.6	$6.54	421,959	$6.54
10.50-12.54	299,093	6.8	10.61	223,446	10.63
14.60-15.96	130,550	9.7	14.76	5,188	15.68
17.16-18.68	246,950	8.6	18.06	69,366	17.81

	1,113,371	7.1	11.15	719,959	8.96

          b. Restricted Stock

          The following table summarizes restricted stock activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2007	473,880	$17.80
Granted	286,150	14.61
Vested	(6,000)	11.40
Forfeited	—	—

Outstanding at March 31, 2008	754,030	16.64

          As of March 31, 2008, there was $8.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 28.0 months.

10.	Fair Values of Assets and Liabilities

          In accordance with SFAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 includes U.S. Treasury securities, equity securities and preferred stocks that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes government sponsored agency securities, corporate fixed-income securities, municipal bonds, and other collateralized obligations.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of March 31, 2008, the Company has no Level 3 financial assets or financial liabilities.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The table below presents the March 31, 2008 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3

	(in thousands)
Fixed income securities	$492,977	$9,953	$483,024	$—
Equity securities	11,649	11,649	—	—
Preferred stock	8,326	8,326	—	—

Total	$512,952	$29,928	$483,024	$—

          Also, we may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets. None of these assets were measured to fair value during the first quarter 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

          You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this quarterly report. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

          The discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by the discussion in Part II, Item 1A of this quarterly report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

          Additional information concerning these and other factors is contained in our SEC filings, including, but not limited to, our 2007 Annual Report on Form 10-K.

Overview

          We are a specialty provider of multi-jurisdictional workers’ compensation insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 45 states and the District of Columbia to write workers’ compensation and other lines of insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. Our workers’ compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute and vary by jurisdiction and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

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

          To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to the development of KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the positive development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was approximately $3.6 million at March 31, 2008 and $3.5 million at December 31, 2007. In April 2008, LMC submitted a request to withdraw approximately $0.8 million of excess funds on deposit in the Trust. After due evaluation, we complied with LMC’s request, resulting in a balance in the Trust account of approximately $2.7 million immediately following the withdrawal. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

Principal Revenue and Expense Items

          We derive our revenue primarily from premiums earned, net investment income and net realized gains and losses from investments, the operations of our non-insurance subsidiaries and service income.

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

          We earn our direct premiums written from our maritime, alternative dispute resolution (“ADR”) and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington State United States Longshore and Harbor Workers Compensation Act Assigned Risk Plan (the “Washington USL&H Assigned Risk Plan”). We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business back to the Washington USL&H Assigned Risk Plan. References to direct premiums written generally exclude premiums from the Washington USL&H Assigned Risk Plan because such business is not indicative of our core business or material to our results of operations.

          Net Investment Income and Realized Gains and Losses on Investments

          We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expense) in cash, cash equivalents, fixed income securities and, to a lesser degree, in equity securities and preferred stocks. Our investment income includes interest earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying value.

          Claims Service Income

          We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the three months ended March 31, 2008 and 2007, approximately 56.8% and 49.8%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by Eagle prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to Eagle diminish.

          Our expenses consist primarily of:

          Loss and Loss Adjustment Expenses

          Loss and loss adjustment expenses represent our largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for current and prior periods and (3) costs associated with investigating, defending and adjusting claims. For further information regarding our loss and loss adjustment expenses, including amounts paid and unpaid, see discussion under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Item 2 of Part I of this quarterly report.

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

Results of Operations

          Three Months Ended March 31, 2008 and 2007

          Gross Premiums Written. Gross premiums written for the three months ended March 31, 2008 totaled $63.6 million, an increase of $3.7 million, or 6.2%, over $59.9 million of gross premiums written in the same period of 2007 even though we continued to experience rate reductions in California, our largest market, as well as in other states. Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan, the number of customers we serviced increased 31.8% from 745 at March 31, 2007 to 982 at March 31, 2008 and in-force payrolls, one of the factors used in determining premium charges, increased 32.5% from $4.3 billion at March 31, 2007 to $5.7 billion one year later. California continues to be our largest market, accounting for approximately $109.3 million, or 40.7%, of our in-force premiums at March 31, 2008. This represents a decrease of $1.7 million, or 1.5%, from approximately $111.0 million, or 49.0%, of in-force premiums at March 31, 2007.

          Illinois is our second largest market and accounted for approximately $29.4 million (11.0%) of our in-force premiums at March 31, 2008, representing an increase of $7.9 million (36.7%) from $21.5 million (9.5%) at March 31, 2007. Louisiana is our third largest market, accounting for approximately $22.2 million (8.2%) of our in-force premiums as of March 31, 2008, representing an increase of $6.2 million (38.8%) from $16.0 million (7.1%) as of March 31, 2007. The remaining states in our top five markets were Alaska and Hawaii, which accounted for approximately $18.0 million (6.7%) and $12.9 million (4.8%) of our in-force premiums at March 31, 2008, respectively, compared to $21.6 million (9.5%) and $14.2 million (6.3%), respectively, of our in-force premiums at March 31, 2007.

          We have experienced significant reductions in our California premium rates over the past four years. In 2007, in response to continued reductions in California workers’ compensation claim costs, we reduced our rates by an average 14.2% for new and renewal insurance policies written in California on or after July 1, 2007. This was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. Rate reductions have also been adopted in other states in which we operate. For example, effective January 1, 2008, we adopted the following rate decreases recommended by the NCCI: 10.9% in Alaska, 19.3% in Hawaii and 18.4% in Florida. Effective July 1, 2007, we adopted the Louisiana Insurance Commissioner’s recommendation of a 15.8% reduction in Louisiana, which is 2.0% more than the 13.8% rate decrease recommended by the NCCI. On February 5, 2008, the Louisiana Insurance Commissioner approved an NCCI-proposed rate reduction of 8.6%, effective May 1, 2008. On March 7, 2008, after completing a study of our Louisiana loss data, we filed with the Louisiana Insurance Commissioner our new rates reflecting an average reduction of 11.6% from prior rates for new and renewal workers’ compensation insurance policies written in Louisiana on or after May 1, 2008. We have also recently adopted rate increases in some states. For example, effective October 1, 2007, we adopted a 4.1% rate increase in Arizona and on January 1, 2008, we adopted a 4.0% rate increase in Illinois.

          Net Premiums Written. Net premiums written totaled $60.3 million for the three months ended March 31, 2008 compared to $56.3 million in the same period in 2007, representing an increase of $4.0 million, or 7.1%. Net premiums written are affected by premiums ceded under reinsurance agreements. Ceded written premiums for the three months ended March 31, 2008 totaled $3.2 million (5.0% of gross premiums written) compared to $3.7 million

(6.2% of gross premiums written) in the same period of 2007. The decrease in ceded premiums as a percentage of gross premiums written resulted primarily from the renewal of our excess of loss reinsurance program on October 1, 2007 at average rates that are approximately 25.6% lower than rates under the prior reinsurance program.

          Net Premiums Earned. Net premiums earned totaled $56.7 million for the three months ended March 31, 2008 compared to $48.6 million for the same period in 2007, representing an increase of $8.1 million, or 16.7%. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written. Our direct premiums earned increased $7.2 million, or 14.3%, to $57.4 million at March 31, 2008 from $50.2 million at March 31, 2007 due to our premium growth as described above. Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned at March 31, 2008 totaled $3.3 million compared to $3.6 million at March 31, 2007, representing a decrease of $0.3 million, or 8.3%. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Also adding to the increase in net premiums earned is an increase in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Assumed premiums earned increased $0.6 million from $2.0 million at March 31, 2007 to $2.6 million at March 31, 2008.

          Net Investment Income. Net investment income was $5.7 million for the three months ended March 31, 2008 compared to $4.8 million for the same period in 2007, representing an increase of $0.9 million, or 18.8%. Average invested assets increased $87.8 million, or 20.4%, from $429.5 million as of March 31, 2007 to $517.3 million as of March 31, 2008. The increase in net investment income is due primarily to a larger portfolio base at March 31, 2008 as a result of strong cash flow from operations of $94.6 million for the year ended December 31, 2007 and $11.5 million for the three months ended March 31, 2008. Our yield on average invested assets for the three months ended March 31, 2008 and 2007 was approximately 4.4%.

          Service Income. Service income totaled $422,000 for the three months ended March 31, 2008 compared to $580,000 for the same period in 2007, representing a decrease of $158,000, or 27.2%. Our service income results primarily from service arrangements we have with LMC for claims processing and policy administration services that we perform for Eagle’s insurance policies and from claims processing services that we perform for other unrelated companies. Average monthly fees from Eagle are declining as the volume of work decreases as a result of the run off of our predecessor’s business. Service income related to our arrangements with LMC decreased $40,000, or 13.8%, to $250,000 for the three months ended March 31, 2008 from $290,000 for the same period in 2007. Service income related to claims processing services that we perform for other unrelated companies decreased approximately $130,000 and accounted for approximately 38.8% of our service income for the three months ended March 31, 2008, compared to 50.0% of service income in the same period of 2007.

          Other Income. Other income totaled $1.4 million for the three months ended March 31, 2008 compared to $1.0 million for the same period in 2007, representing an increase of $0.4 million, or 40.0%. Other income is derived primarily from the operations of PointSure, our wholesale broker and third party administrator subsidiary which, due to the expansion of its portfolio of insurance products during 2007, has been able to increase the amount of income from external sources and THM, a provider of medical bill review, utilization review, nurse case management and related services that we acquired in December 2007. PointSure represents 20 insurance companies at March 31, 2008 and 2007.

          Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $30.4 million for the three months ended March 31, 2008 compared to $25.9 million for the same period in 2007, representing an increase of $4.5 million, or 17.4%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended March 31, 2008 was 52.9% compared to 52.2% for the same period in 2007. Included in the 2008 loss ratio was a reduction of approximately $7.9 million of previously recorded direct net loss reserves to reflect a continuation of deflation trends in the paid loss data for recent accident years. In the quarter ended March 31, 2007, we reduced loss reserves by approximately $7.2 million. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI. Approximately $3.1 million of the reserve adjustment related to accident year 2007, approximately $3.6 million related to accident year 2006 and approximately $1.2 million related to accident years 2005 and prior.

          There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at March 31, 2008 that are based upon our current best estimate of loss costs, taking into consideration the recent lower paid loss claim data, incurred loss trends and the uncertainty regarding the permanence of recent legislative reforms. For further information regarding our loss and loss adjustment expenses, including amounts paid and unpaid, see the discussion under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Item 2 of Part I of this quarterly report.

          As of March 31, 2008, we had recorded a receivable of approximately $2.5 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 31, 2008, we had access to approximately $3.6 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. The balance of the Trust, including interest, was $3.5 million at December 31, 2007. In April 2008, LMC submitted a request to withdraw approximately $0.8 million of excess funds on deposit in the Trust. After due evaluation, we complied with LMC’s request, resulting in a balance in the Trust account of approximately $2.7 million immediately following the withdrawal.

          Underwriting Expenses. Underwriting expenses totaled $15.6 million for the three months ended March 31, 2008, compared to $12.6 million for the same period in 2007, representing an increase of $3.0 million, or 23.8%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended March 31, 2008 was 27.6%, compared to 25.9% for the same period in 2007. The increase in the expense ratio is primarily the result of increased staffing costs and other premium production related expenses as we invest in the geographic expansion and development of our business. The total number of employees grew from 197 at March 31, 2007 to 259 at March 31, 2008, representing an increase of 31.5%.

          Commission expense as a percentage of net earned premiums averaged 9.6% for the three months ended March 31, 2008 compared to 9.2% in the same period of 2007. These increases are driven primarily by the California market, as well as other markets that have experienced rate reductions, as brokers negotiate higher commission rates during a period of declining premium rates.

          Interest Expense. Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $251,000 for the three months ended March 31, 2008, compared to $281,000 for the same period in 2007, representing a decrease of $30,000, or 10.7%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, decreased from 9.36% at March 31, 2007 to 7.09% at March 31, 2008.

          Other Expenses. Other expenses totaled $2.0 million for the three months ended March 31, 2008, compared to $1.6 million for same period in 2007, representing an increase of $0.4 million, or 25.0%. Other expenses are derived primarily from the operations of PointSure, our non-insurance subsidiary which experienced direct costs associated with the expansion of insurance products they offer and, to a lesser extent, from the operations of THM.

           Income Tax Expense. The effective tax rate for the three months ended March 31, 2008 was 31.6% compared to 30.5% for the same period in 2007. Our effective tax rate for the three months ended March 31, 2008 and 2007 was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At March 31, 2008, approximately 53.2% of our fixed-income portfolio was invested in tax-exempt securities, compared to approximately 51.1% at March 31, 2007.

          Net Income. Net income was $10.9 million for the three months ended March 31, 2008, compared to $10.1 million for the same period in 2007, representing an increase of $0.8 million, or 7.9%. The increase in net income resulted primarily from increases in premiums earned and investment income and reserve releases recognized in the period, offset by increases in loss and loss adjustment expenses; underwriting, acquisition and insurance expenses; and other expenses.

Liquidity and Capital Resources

          Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

          Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of March 31, 2008 has an effective duration of 5.0 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

          At March 31, 2008, our portfolio was made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. The remainder of our investment portfolio consisted of investments in equity securities, which consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks, and preferred stocks. In November 2006, our investment policy was revised to allow for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest environment, we would expect to incur losses from such sales.

          We had no direct sub-prime mortgage exposure in our investment portfolio as of March 31, 2008 and approximately $0.9 million of indirect exposure to sub-prime mortgages. The average credit quality of our $266.6 million fixed income municipal portfolio was AA+ (AA– based on the issuers’ underlying ratings). Insured municipal bonds totaled $205.6 million and had a weighted average credit rating of AA+ (AA– based on the issuers’ underlying ratings). The remaining $61.0 million in uninsured municipal bonds carried a weighted average credit rating of AA. Consequently, we do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

          Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2007, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess of $1.0 million, up to $75.0 million, subject to various additional limitations and exclusions as more fully described in Note 5.a. to our unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report and in the reinsurance agreements. Given industry and predecessor trends, we believe that we are sufficiently capitalized to cover our retained losses.

          Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2007, the last date that we were required to update the annual risk-based capital calculation, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

          SIH is a holding company with minimal unconsolidated revenue. Currently, there are no plans to have SBIC or other subsidiaries pay a dividend to SIH.

          Our unaudited consolidated net cash provided by operating activities for the three months ended March 31, 2008 was $11.5 million, compared to our cash flow from operations of $18.7 million for the same period in 2007. The decrease resulted primarily from the decreases in unpaid loss and loss adjustment expense and deferred income tax benefit, increases in policy acquisition costs deferred and other assets and liabilities, offset by increases in the amortization of policy acquisition costs and balances related to reinsurance recoverables and unearned premium reserves, all as a result of the growth of our business and the continued favorable development of our loss reserves.

          We used net cash of $24.9 million for investing activities in the three months ended March 31, 2008, compared to $21.8 million for the same period in 2007. The difference between periods is primarily attributable to maintaining a lower overall cash balance.

          For the three months ended March 31, 2008, financing activities provided cash of $101,000, compared to $56,000 in the same period in 2007.

Contractual Obligations and Commitments

          The following table identifies our contractual obligations by payment due period as of March 31, 2008:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	255,095	84,181	109,946	23,469	37,499
Operating lease obligations	14,484	2,627	5,968	1,672	4,217

Total	$281,579	$86,808	$115,914	$25,141	$53,716

          The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of March 31, 2008 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Part I, Item 2 of this quarterly report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

          As of March 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Estimates and Judgments

          It is important to understand our accounting policies in order to understand our unaudited financial statements. We consider some of these policies to be critical to the presentation of our financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Some of the estimates result from judgments that can be subjective and complex, and consequently, actual results reflected in future periods might differ from these estimates.

          The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses, including losses that have occurred but were not reported to us by the financial reporting date; the amount and recoverability of reinsurance recoverable balances; deferred policy acquisition costs; income taxes; the impairment of investment securities; earned but unbilled premiums; and retrospective premiums. The following should be read in conjunction with the notes to our financial statements.

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

          Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of March 31, 2008 and December 31, 2007. The workers’ compensation line of business comprises over 99% of our total loss reserves as of both dates.

	As of March 31, 2008			As of December 31, 2007

Line of Business	Case	IBNR	Total	Case	IBNR	Total

	(in thousands)
Workers’ Compensation	$99,679	$153,685	$253,364	$93,457	$155,042	$248,499
Ocean Marine	319	1,412	1,731	564	1,022	1,586

Total	$99,998	$155,097	$255,095	$94,021	$156,064	$250,085

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

•

At March 31, 2008, approximately $156.3 million, or 49.5%, of our direct loss reserves were related to business written in California. Over the last several years, three significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February 2002; AB 227 and SB 228 were enacted in September 2003; and SB 899 was enacted in April 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves, making historical data less reliable as an indicator of future loss. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance

Commissioner effective January 1, 2008 were 65.1% lower than the pure premium rates in effect as of July 1, 2003.

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

          These reforms are a source of variability in the reserve estimates as legislative changes affecting benefit levels not only impact the cost of benefits but also the rate at which accident year benefits or losses develop over time. In addition, the PDRS, one of the most significant reforms, faces ongoing challenges. The PDRS was revised effective January 1, 2005. The revised schedule has resulted in significantly reduced permanent disability awards, leading to concerns that injured workers may not be adequately compensated for their work related permanent injuries. The PDRS is currently being challenged on three fronts – legislative, administrative and legal. Legislation has been proposed in the 2008 legislative session that would modify the formula used to determine the amount of permanent disability benefits. It is too early to determine what impact the legislation may have on permanent disability benefits, or if it will be enacted into law. A prior legislative effort to modify the PDRS was vetoed by the Governor of California in 2007. On the administrative front, the California Division of Workers’ Compensation has undertaken a review of the PDRS. The nature and extent of proposed changes, if any, are not yet known. The Division of Workers’ Compensation has not published a schedule to communicate their recommendations. Finally, recent court decisions continue to lend uncertainty to the interpretation and application of the PDRS. All of these factors contribute to the uncertainty of California workers’ compensation claim costs.

          Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of March 31, 2008, accident year 2004 is 51 months developed, accident year 2005 is 39 months developed and accident year 2006 is 27 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

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

          Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have four complete accident years that were developed 51 months, 39 months, 27 months and 15 months (2004, 2005, 2006 and 2007, respectively) at March 31, 2008. Our oldest complete accident year was 51 months old as of March 31, 2008. For accident years 2003 through 2007, we are using a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods. Due to the favorable development exhibited by the data for accident years 2004 and 2005 at 17 to 18 months of development, management began to place more weight on the results of the Bornhuetter-Ferguson method in its ultimate loss estimates for accident years 2005, 2006 and 2007. As new data emerges and continues to demonstrate favorable development, this adds credibility to the existing data which enables management to reflect it more fully in its estimation process. For all accident years, we have not completely relied on the most recent data points in our loss development selections.

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

          Our paid loss data for state act indemnity, both California and excluding California, displayed decreasing, or deflationary, trends over recent valuations. The decreasing trends are exhibited in the paid loss development data for the 15 months to 51 months development period. The decisions to decrease the estimated ultimate losses for accident years 2005, 2006 and 2007 at March 31, 2008 were made, as the underlying loss data showed sustained and continued improvement over the prior twelve months, which we determined was an appropriate amount of time to be considered reliable for our estimate. We believe that our loss development factor selections are appropriate given the relative immaturity of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

          In the first quarter of 2008, we experienced development in all three categories. For State Act California, there was favorable development for accident years 2005, 2006 and 2007 that resulted in a reduction of our gross ultimate loss estimates of $1.5 million, $2.7 million and $1.0 million, respectively. For accident year 2004 there was unfavorable development for ALAE which resulted in an increase in our gross ultimate ALAE estimate of $0.4 million. For non-California State Act, there was favorable development for accident year 2006 and 2007 that resulted in a reduction of our gross ultimate loss estimate of 0.6 million and $1.5 million, respectively. For USL&H, there was favorable development for accident years 2006 and 2007 that resulted in a reduction of our gross ultimate loss estimates by $0.3 million and $0.7 million, respectively. For accident years 2005 and 2004, there was unfavorable development which resulted in an increase in our gross ultimate loss estimates of $0.2 million and $0.1 million, respectively. For all other accident years, the development was at expected levels which did not warrant a change to our gross ultimate loss estimates.

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

           As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $5.1 million, or 2%, as of March 31, 2008. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate.

The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $12.8 million on a pre-tax basis, or 5%, as of March 31, 2008. Under these assumptions, the inadequacy of approximately $12.8 million represents approximately 4.2% of total stockholders’ equity at March 31, 2008. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

          In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $255.1 million as of March 31, 2008 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $12.8 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency, after tax effects, would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

          We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. As of March 31, 2008 and December 31, 2007, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectibility of our period-end receivables and believe that all amounts are collectible based on currently available information.

          Deferred Policy Acquisition Costs

          We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off a portion of deferred policy acquisition costs. To date, we have not needed to write-off any portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, our deferred acquisition costs as of March 31, 2008 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

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

          Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of March 31, 2008 and December 31, 2007, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2004, 2005, 2006 and 2007.

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

          Earned But Unbilled Premiums

          Shortly following the expiration of an insurance policy, we perform a final payroll audit of our insureds to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors and to fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between $0 and $1.2 million in 2007 and between $1.2 million and $1.8 million in 2006. The balance of our accrual for premiums earned but unbilled was a $0 and $44,000 at March 31, 2008 and December 31, 2007, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

          We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs. Retrospectively rated policies accounted for approximately 9.3% of direct premiums written in the three months ended March 31, 2008 and approximately 11.9% of direct premiums written in the year ended December 31, 2007.

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions for SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 as of January 1, 2008, which did not have a material effect on our consolidated financial condition or results of operations.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and without having to apply complex hedge accounting provisions. The provisions for SFAS No. 159 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 159 as of January 1, 2008, which did not have a material effect on our consolidated financial condition or results of operations.

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

Interest Rate Risk

          We had fixed-income investments with a fair value of $493.0 million at March 31, 2008 that are subject to interest rate risk, compared with $474.8 million at December 31, 2007. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

          The table below summarizes our interest rate risk as of March 31, 2008 and December 31, 2007. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of March 31, 2008 and December 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Interest Rate Risk as of March 31, 2008

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

	($ in thousands)
200 basis point increase	$(44,347)	$448,630	(9.0)%
100 basis point increase	(21,672)	471,305	(4.4)%
No change	—	492,977	—
100 basis point decrease	20,651	513,628	4.2%
200 basis point decrease	40,299	533,276	8.2%

Interest Rate Risk as of December 31, 2007

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

		($ in thousands)
200 basis point increase	$(40,927)	$433,829	(8.6)%
100 basis point increase	(20,041)	454,715	(4.2)%
No change	—	474,756	—
100 basis point decrease	19,195	493,951	4.0%
200 basis point decrease	37,545	512,301	7.9%

Item 4.	Controls and Procedures

          Disclosure Controls and Procedures

          Under the supervision and with the participation of management, including our Chief Executive Officer and our former Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our former Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our former Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

          You should carefully consider the risks described below and in our Annual Report on Form 10-K filed with the SEC on March 17, 2008, together with all of the other information included in this quarterly report. Such risks and uncertainties are not the only ones facing us. If any such risks actually occur, our business, financial condition or operating results could be harmed. Any such risks could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. Such risks also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “Cautionary Statement” in Part I, Item 2 of this quarterly report.

          Under the heading “Item 1A. Risk Factors – Risk Related to Our Business – We could be adversely affected by the loss of one or more principal employees or by an inability to attract or retain staff” in our Annual Report on Form 10-K filed with the SEC on March 17, 2008, we included a discussion about the potential adverse impact to our business of losing a member of our senior management team, including our chief financial officer. Joseph S. De Vita, our senior vice president and chief financial officer, passed away unexpectedly on Sunday, April 20, 2008. We have begun the process of selecting a new chief financial officer but are unable to predict how long the selection process, which could be challenging, will take and when we will name a new chief financial officer. In the meantime, the duties of the chief financial officer are being handled by other senior officers on whom we will be more dependent during this transition period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          We did not purchase any of our equity securities during the three months ended March 31, 2008.

Item 6.	Exhibits

          The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: May 12, 2008

	By:	/s/ John G. Pasqualetto

John G. Pasqualetto
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ M. Philip Romney

M. Philip Romney
Vice President – Finance, Principal Accounting
Officer and Assistant Secretary
(Chief Accounting Officer)

EXHIBIT INDEX

          The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated herein by reference. Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)