Form 10-Q
period 2008-06-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2008-08-11
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 8, 2008
Common Stock, $0.01 Par Value	21,362,312

SeaBright Insurance Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007

	(Unaudited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $492,368 in 2008 and $471,131 in 2007)	$489,292	$474,756
Equity securities available for sale, at fair value (cost $14,530 in 2008 and $11,301 in 2007)	12,747	11,193
Preferred stock available for sale, at fair value (cost $8,297 in 2008 and $9,485 in 2007	8,281	8,488
Cash and cash equivalents	29,470	20,292
Accrued investment income	5,491	5,055
Premiums receivable, net of allowance	10,791	9,223
Deferred premiums	162,147	150,066
Service income receivable	228	436
Reinsurance recoverables	15,718	14,210
Receivable under adverse development cover	2,533	2,533
Prepaid reinsurance	1,812	1,820
Property and equipment, net	4,539	1,707
Deferred income taxes, net	20,862	16,488
Deferred policy acquisition costs, net	22,310	19,832
Intangible assets, net	1,228	1,233
Goodwill	2,881	2,881
Other assets	19,286	15,356

Total assets	$809,616	$755,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$263,708	$250,085
Unearned premiums	155,477	147,033
Reinsurance funds withheld and balances payable	1,377	220
Premiums payable	4,876	4,136
Accrued expenses and other liabilities	62,063	47,789
Surplus notes	12,000	12,000

Total liabilities	499,501	461,263

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 21,222,703 shares at June 30, 2008 and 20,831,102 shares at December 31, 2007	212	208
Paid-in capital	197,282	194,023
Accumulated other comprehensive income (loss)	(3,100)	1,638
Retained earnings	115,721	98,437

Total stockholders’ equity	310,115	294,306

Total liabilities and stockholders’ equity	$809,616	$755,569

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands, except share and earnings per share information)
Revenue:
Premiums earned	$55,685	$54,757	$112,407	$103,388
Claims service income	424	343	830	899
Other service income	83	25	99	49
Net investment income	5,557	4,854	11,281	9,612
Net realized loss	(2,012)	(8)	(2,129)	(60)
Other income	2,042	685	3,451	1,642

	61,779	60,656	125,939	115,530

Losses and expenses:
Loss and loss adjustment expenses	32,156	29,012	62,565	54,930
Underwriting, acquisition and insurance expenses	17,678	14,692	33,324	27,323
Interest expense	210	284	461	565
Other expenses	2,366	1,652	4,353	3,203

	52,410	45,640	100,703	86,021

Income before taxes	9,369	15,016	25,236	29,509

Income tax expense (benefit):
Current	3,968	5,692	10,279	10,166
Deferred	(1,031)	(879)	(2,327)	(933)

	2,937	4,813	7,952	9,233

Net income	$6,432	$10,203	$17,284	$20,276

Basic earnings per share	$0.31	$0.50	$0.85	$1.00
Diluted earnings per share	$0.30	$0.49	$0.82	$0.97

Weighted average basic shares outstanding	20,456,084	20,338,526	20,408,153	20,329,662
Weighted average diluted shares outstanding	21,193,886	20,960,268	21,080,924	20,913,518

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2008	2007

	(in thousands)
Cash flows from operating activities:
Net income	$17,284	$20,276
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	19,012	16,566
Policy acquisition costs deferred	(21,490)	(19,334)
Provision for depreciation and amortization	1,830	1,348
Compensation cost on restricted shares of common stock	2,679	935
Compensation cost on stock options	541	324
Net realized loss on investments	2,129	61
Gain on sale of fixed assets	—	(1)
Benefit for deferred income taxes	(1,713)	(933)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	13,623	20,323
Income tax payable	(1,865)	(596)
Reinsurance recoverables, net of reinsurance withheld	1,692	(6)
Unearned premiums, net of deferred premiums and premiums receivable	(5,205)	870
Accrued investment income	(436)	(428)
Other assets and other liabilities	10,981	(925)

Net cash provided by operating activities	39,062	38,480

Cash flows from investing activities:
Purchases of investments	(92,469)	(71,101)
Sales of investments	16,798	10,565
Maturities and redemption of investments	49,149	25,417
Purchases of property and equipment	(3,496)	(1,060)

Net cash used in investing activities	(30,018)	(36,179)

Cash flows from financing activities:
Proceeds from exercise of stock options	130	239
Deferred tax benefit from disqualifying dispositions	—	77
Grant of restricted shares of common stock	4	5

Net cash provided by financing activities	134	321

Net increase in cash and cash equivalents	9,178	2,622
Cash and cash equivalents at beginning of period	20,292	20,412

Cash and cash equivalents at end of period	$29,470	$23,034

Supplemental disclosures:
Accrued expenses for purchases of investments	$14,801	$—
Federal income taxes paid	13,735	10,000
Interest paid on surplus notes	461	565

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

          Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the states of California, Hawaii and Alaska. In November 2003, permission was granted by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”) for KEIC to change its name to SeaBright Insurance Company (“SBIC”). As of June 30, 2008, SBIC is licensed to write workers’ compensation insurance in 48 states and the District of Columbia. PointSure is engaged primarily in administrative and brokerage activities.

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

          In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month or six month periods ended June 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

          b. Use of Estimates

          The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company has used significant estimates in determining the fair value and impairment of investment securities, unpaid loss and loss adjustment expenses, goodwill and other intangibles, earned premiums on retrospectively rated policies, earned but unbilled premiums, deferred acquisition costs, federal income taxes and certain amounts related to reinsurance.

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

          Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the three month periods ended June 30, 2008 and 2007, approximately 16.9% and 21.0%, respectively, of direct premiums written related to retrospectively rated policies. For the six months ended June 30, 2008 and 2007, approximately 13.3% and 17.0%, respectively, of direct premiums written related to retrospectively rated policies.

          The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made at final audit and applying an adjustment percentage against premiums earned for the period. Included in deferred premiums is an accrual for earned but unbilled premiums of $162,000 at June 30, 2008 and $44,000 at December 31, 2007.

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

          The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the date of adoption and as of June 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required.

          The Company recognizes interest and penalties on tax related matters as income tax expense. The Company had no interest or penalties expense related to uncertain tax positions in the three month or six month periods ended June 30, 2008 and 2007.

          The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

          g. Earnings Per Share

          The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and six month periods ended June 30, 2008 and 2007:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

		(in thousands)
Basic weighted average shares outstanding	20,456	20,339	20,408	20,330
Weighted average shares issuable upon exercise of outstanding stock options and vesting of restricted stock	738	621	673	584

Diluted weighted average shares outstanding	21,194	20,960	21,081	20,914

          h. Stock-Based Compensation

          The Company accounts for awards of stock options and nonvested restricted stock according to the provisions of SFAS No. 123R, Share-Based Payment. Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and six month periods ended June 30, 2008 and 2007 is shown in the following table. No compensation cost was capitalized during the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

		(in thousands)
Stock option compensation expense related to:
Nonvested restricted stock	$1,964	$581	$2,678	$935
Stock options	357	176	541	324

Total	$2,321	$757	$3,219	$1,259

Total related tax benefit	$716	$211	$976	$340

          i. Comprehensive Income

          The following table summarizes the Company’s comprehensive income for the three month and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

		(in thousands)
Net income	$6,432	$10,203	$17,284	$20,276
Reclassification adjustment for net realized losses recorded into income	2,012	8	2,129	60
Tax benefit related to reclassification adjustment	(636)	(3)	(677)	(21)
Increase in unrealized losses on investment securities available for sale	(7,810)	(6,671)	(9,523)	(6,513)
Tax benefit related to unrealized losses	2,733	2,336	3,333	2,280

Total comprehensive income	$2,731	$5,873	$12,546	$16,082

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

3. Investments

          The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at June 30, 2008 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
U.S. Treasury securities	$13,554	$219	$(5)	$13,768
Government sponsored agency securities	19,605	330	(72)	19,863
Corporate securities	48,002	295	(688)	47,609
Tax-exempt municipal securities	275,115	1,011	(3,129)	272,997
Mortgage pass-through securities	78,595	434	(621)	78,408
Collateralized mortgage obligations	2,909	27	(88)	2,848
Asset-backed securities	54,588	37	(826)	53,799

Total fixed income securities available-for-sale	492,368	2,353	(5,429)	489,292
Equity securities	14,530	—	(1,783)	12,747
Preferred stock	8,297	—	(16)	8,281

Total investment securities available-for-sale	$515,195	$2,353	$(7,228)	$510,320

          Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The Company had no direct investments in individual equity securities at June 30, 2008.The unrealized loss on temporarily impaired investments totaled $7.2 million at June 30, 2008 for investment securities with a fair value of $288.6 million. Approximately $1.0 million of the total unrealized losses at June 30, 2008 were from securities that had been impaired for more than one year. At June 30, 2008, one security, with a book value of approximately $225,000 and a fair value of approximately $174,000, had an unrealized loss that exceeded 20% of its book value. The following table presents information about investment securities with unrealized losses at June 30, 2008:

	Less Than 12 Months		12 Months or More		Total

Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss

			(in thousands)
Fixed income securities:
U.S. Treasury securities	$4,084	$(5)	$—	$—	$4,084	$(5)
Government sponsored agency securities (1)	2,054	(72)	—	—	2,054	(72)
Corporate securities	22,276	(466)	5,093	(222)	27,369	(688)
Tax-exempt municipal securities	151,674	(2,646)	11,244	(483)	162,918	(3,129)
Mortgage pass-through securities	36,215	(583)	1,103	(38)	37,318	(621)
Collateralized mortgage obligations	694	(37)	210	(51)	904	(88)
Asset-backed securities	35,149	(604)	5,829	(222)	40,978	(826)

Total fixed income securities	252,146	(4,413)	23,479	(1,016)	275,625	(5,429)
Equity securities	12,747	(1,783)	—	—	12,747	(1,783)
Preferred stock	232	(16)	—	—	232	(16)

Total	$265,125	$(6,212)	$23,479	$(1,016)	$288,604	$(7,228)

(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

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

          The Company evaluated investment securities with fair values less than amortized cost at June 30, 2008 and determined that six of the Company’s preferred stock investments met the criteria for other-than-temporary impairment. These securities, with a total book value at June 30, 2008 of $10.0 million and a fair value of $8.1 million, are government-sponsored agency fixed and variable preferred stock with greater volatility and limited upside in the current market environment. Therefore, we recorded an impairment loss of $1.9 million on these securities in the quarter ended June 30, 2008. No other-than-temporary impairment losses were recorded in the three months ended March 31, 2008 or in the six months ended June 30, 2007.

          The Company had no direct sub-prime mortgage exposure in its investment portfolio as of June 30, 2008 and approximately $1.4 million of indirect exposure to sub-prime mortgages. The average credit quality of the Company’s $276.0 million fixed income municipal portfolio at June 30, 2008 was AA/AA– (AA– based on the issuers’ underlying ratings). Insured municipal bonds totaled $205.4 million and had a weighted average credit rating of AA/AA– (AA– based on the issuers’ underlying ratings). The remaining $70.6 million in uninsured municipal bonds carried a weighted average credit rating of AA/AA–. The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

          The amortized cost and estimated fair value of fixed income securities and preferred stock available-for-sale at June 30, 2008, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value

	(in thousands)
Due in one year or less	$20,414	$20,466
Due after one year through five years	132,051	132,493
Due after five years through ten years	186,526	184,567
Due after ten years	25,583	24,992
Securities not due at a single maturity date	136,091	135,055

Total investment securities available-for-sale	$500,665	$497,573

          The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities at June 30, 2008 was $204.0 million.

4. Premiums

          Direct premiums written totaled $65.4 million and $65.2 million for the three month periods ended June 30, 2008 and 2007, respectively, and $126.6 million and $123.0 million for the six month periods then ended, respectively.

          Premiums receivable consist of the following at June 30, 2008 and December 31, 2007:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2008	December 31, 2007

	(in thousands)
Premiums receivable	$12,318	$10,639
Allowance for doubtful accounts	(1,527)	(1,416)

	$10,791	$9,223

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

          The above coverage is subject to various additional limitations and exclusions as more fully described in the reinsurance agreements. The Company also enters into facultative reinsurance agreements to reduce its net retained risk on certain insurance policies it writes.

          As part of the purchase of SBIC, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement recorded in the accompanying unaudited condensed consolidated balance sheets was $2.5 million at June 30, 2008 and December 31, 2007. Any increase or decrease in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying unaudited condensed consolidated statements of operations.

          As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $2.7 million at June 30, 2008 and $3.5 million at December 31, 2007.

          b. Reinsurance Assumed

          The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance (the “NCCI”), which operates residual market programs on behalf of some states. The states in which the Company assumed residual market business at June 30, 2008 include the following: Alabama, Alaska, Arizona, Arkansas, Connecticut, Delaware, District of Columbia, Iowa, Georgia, Idaho, Illinois, Indiana, Kansas, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, Oregon, South Carolina, South Dakota, and Virginia.

          c. Reinsurance Recoverables and Income Statement Effects

          Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

	(in thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$15,534	$14,034
Reinsurance recoverables on paid losses	184	176

Total reinsurance recoverables	$15,718	$14,210

          The effects of reinsurance are as follows for the three month and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands)
Reinsurance assumed:
Written premiums	$829	$2,343	$3,244	$4,452
Earned premiums	1,287	2,182	3,900	4,190
Losses and loss adjustment expenses incurred	608	1,375	2,414	2,644
Commission expenses incurred	1,187	772	2,222	1,539

Reinsurance ceded:
Written premiums	$3,248	$3,914	$6,472	$7,580
Earned premiums	3,170	3,859	6,484	7,468
Losses and loss adjustment expenses incurred	2,055	706	2,497	(139)
Commission expenses incurred	528	315	880	565

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Unpaid Loss and Loss Adjustment Expenses

          The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$255,095	$206,463	$250,085	$198,356
Reinsurance recoverables	(13,786)	(12,252)	(14,034)	(13,504)

Net	241,309	194,211	236,051	184,852

Incurred related to:
Current period	40,101	36,804	78,421	69,913
Prior periods	(7,945)	(7,792)	(15,856)	(14,983)

Total incurred	32,156	29,012	62,565	54,930

Paid related to:
Current period	(10,349)	(8,153)	(16,544)	(12,641)
Prior periods	(14,942)	(9,039)	(33,898)	(21,110)

Total paid	(25,291)	(17,192)	(50,442)	(33,751)

Unpaid loss and loss adjustment expense, net of reinsurance recoverables	248,174	206,031	248,174	206,031
Reinsurance recoverables	15,534	12,648	15,534	12,648

Unpaid loss and loss adjustment expense	$263,708	$218,679	$263,708	$218,679

          Loss and loss adjustment expenses are net of the release of loss reserves totaling approximately $7.9 million and $15.9 million in the three month and six month periods ended June 30, 2008, respectively, compared to $7.8 million and $15.0 million for the same periods in 2007. The majority of these reserve releases relate to the Company’s California book of business and reflect a continuation of lower than anticipated patterns of loss payments in recent accident years as a result of reform legislation enacted there primarily in 2003 and 2004.

7. Surplus Notes

          In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense totaled $210,000 and $461,000 for the three month and six month periods ended June 30, 2008, respectively, and $284,000 and $565,000 for the three month and six month periods ended June 30, 2007, respectively.

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

8. Contingencies

          a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of June 30, 2008, SBIC had a liability for guaranty fund and other assessments of $3.4 million and a guaranty fund receivable of $2.8 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

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

9. Share-Based Payment Arrangements

          At June 30, 2008, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2007, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007.

          As of June 30, 2008, options to purchase 434,953 shares of common stock were outstanding under the 2003 Plan, and no additional shares were reserved for issuance under the 2003 Plan. As of June 30, 2008, 745,180 shares of nonvested restricted stock were outstanding under the 2005 Plan, options to purchase 752,197 shares of common stock were outstanding under the 2005 Plan and 588,569 shares were reserved for issuance under the 2005 Plan.

  a. Stock Options

          The fair values of stock options granted during the three month and six month periods ended June 30, 2008 and 2007 were determined on the dates of grant using the Black-Scholes-Merton (“Black-Scholes”) option valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Expected term (years)	6.3	6.3	6.3	6.3
Expected stock price volatility	29.37%	26.1%	29.43%	26.2%
Risk-free interest rate	3.11%	4.62%	3.00%	4.58%
Expected dividend yield	—	—	—	—

Estimated fair value per option	$5.20	$6.84	$5.19	$6.76

          The following table summarizes stock option activity for the quarter ended June 30, 2008:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2007	1,015,321	$10.70	7.0	$4,450
Granted	190,566	14.58	—	—
Forfeited	—	—	—	—
Exercised	(18,737)	6.94	—	—
Cancelled	—	—	—	—

Outstanding at June 30, 2008	1,187,150	11.38	7.0	3,681

Exercisable at June 30, 2008	747,892	9.17	6.1	3,972

          The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $14.48 on June 30, 2008. Proceeds from the exercise of stock options totaled approximately $130,000 for the six months ended June 30, 2008. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was approximately $126,000.

          The following table presents additional information regarding options outstanding as of June 30, 2008:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$6.54	434,953	5.3	$6.54	432,084	$6.54
10.50-12.54	297,181	6.6	10.61	221,534	10.63
14.20-15.96	186,400	9.6	14.59	5,875	15.64
17.16-18.68	268,616	8.5	17.84	88,399	17.94

	1,187,150	7.0	11.38	747,892	9.17

          b. Restricted Stock

          The following table summarizes restricted stock activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2007	473,880	$17.80
Granted	374,200	14.58
Vested	(102,900)	16.47
Forfeited	—	—

Outstanding at June 30, 2008	745,180	16.37

          As of June 30, 2008, there was $7.4 million of total unrecognized compensation cost related to nonvested restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 26.9 months.

10. Fair Values of Assets and Liabilities

          In accordance with SFAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 includes U.S. Treasury securities and equity securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2– Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes government sponsored agency securities, corporate fixed-income securities, municipal bonds, other collateralized obligations and preferred stocks.

•

Level 3– Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of June 30, 2008, the Company has no Level 3 financial assets or financial liabilities.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The table below presents the June 30, 2008 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3

	(in thousands)
Fixed income securities	$489,292	$13,768	$475,524	$—
Equity securities	12,747	12,747	—	—
Preferred stock	8,281	—	8,281	—

Total	$510,320	$26,515	$483,805	$—

          Also, we may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets. None of these assets were measured to fair value during the first and second quarter of 2008.

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

          The discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by the discussion in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2008 and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

Overview

          We are primarily a specialty provider of multi-jurisdictional workers’ compensation insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 48 states and the District of Columbia to write workers’ compensation and other lines of insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. Our workers’ compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute and vary by jurisdiction and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

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

          To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to the development of KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the positive development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was approximately $2.7 million at June 30, 2008 and $3.5 million at December 31, 2007. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

Principal Revenue and Expense Items

          We derive our revenue primarily from premiums earned, net investment income and net realized gains and losses from investments, the operations of our non-insurance subsidiaries and service income.

          Premiums Earned

          Gross premiums written include all premiums billed and unbilled by an insurance company during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies. Our policies typically have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2008, one-half of the premiums would be earned in 2008 and the other half would be earned in 2009.

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

          Claims Service Income

          We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the six months ended June 30, 2008 and 2007, approximately 56.1% and 51.1%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by Eagle prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to Eagle diminish.

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

Results of Operations

          Three Months and Six Months Ended June 30, 2008 and 2007

          Gross Premiums Written. Gross premiums written for the three months ended June 30, 2008 totaled $66.3 million, a decrease of $1.3 million, or 1.9%, from $67.6 million in the same period of 2007. Premiums assumed from the NCCI residual markets decreased $1.5 million, or 65.2%, from $2.3 million in the three months ended June 30, 2007 to $0.8 million for the same period in 2008. For the six months ended June 30, 2008, gross premiums written totaled $129.8 million, an increase of $2.3 million, or 1.8%, from $127.5 million in the same period of 2007. Premiums assumed from the NCCI residual markets in the six months ended June 30, 2008 totaled $3.3 million compared to $4.4 million for the same period in 2007, representing a decrease of $1.2 million, or 27.3%. We continued to experience rate reductions in California, our largest market, as well as in other states. Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan, the number of customers we serviced increased 25.2% from 824 at June 30, 2007 to 1,032 at June 30, 2008 and in-force payrolls, one of the factors used in determining premium charges, increased 26.1% from $4.692 billion at June 30, 2007 to $5.918 billion one year later. California in-force payrolls increased 14.0% between June 30, 2007 and June 30, 2008 and non-California in-force payrolls increased 39.1% over the same period. California continues to be our largest market, accounting for approximately $107.7 million (39.1%) of our in-force premiums as of June 30, 2008 compared to $111.4 million (46.0%) as of June 30, 2007, representing a decrease of $3.7 million, or 3.3%.

          Illinois is our second largest market and accounted for approximately $34.5 million (12.5%) of our in-force premiums at June 30, 2008, representing an increase of $12.1 million, or 54.0%, from $22.4 million (9.3%) at June 30, 2007. Louisiana is our third largest market, accounting for approximately $23.6 million (8.6%) of our in-force premiums as of June 30, 2008, representing an increase of $3.4 million, or 16.8%, from $20.2 million (8.3%) as of June 30, 2007. The remaining states in our top five markets were Alaska and Hawaii, which accounted for approximately $17.4 million (6.3%) and $12.4 million (4.5%) of our in-force premiums at June 30, 2008, respectively, compared to $22.9 million (9.5%) and $13.8 million (5.7%) respectively, of our in-force premiums at June 30, 2007.

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

          Net Premiums Written. Net premiums written for the three months ended June 30, 2008 totaled $63.0 million, a decrease of $0.6 million, or 0.9%, from $63.6 million in the same period of 2007. For the six months ended June 30, 2008, net premiums written totaled $123.3 million, an increase of $3.4 million, or 2.8%, from $119.9 million in the same period of 2007. The decrease in net premiums written for the three months ended June 30, 2008 was primarily a result of the $1.5 million decrease in premiums assumed from the NCCI residual markets. For the six months ended June 30, 2008, the increase in net written premiums was reflective of an increase of $3.3 million, or 2.7%, in direct written premiums to $124.1 million from $120.8 million for the same period last year. This increase was offset by the decrease of $1.2 million, or 27.3%, in premiums assumed from the NCCI residual markets.

          Net Premiums Earned. Net premiums earned for the three months ended June 30, 2008 totaled $55.7 million, an increase of $0.9 million, or 1.6%, over $54.8 million in the same period of 2007. For the six months ended June 30, 2008, net premiums earned totaled $112.4 million, an increase of $9.0 million, or 8.7%, from $103.4 million in the same period of 2007. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written. Our direct premiums earned for the three months ended June 30, 2008 increased $1.0 million, or 1.8%, to $57.4 million from $56.4 million in 2007. Our direct premiums earned for the six months ended June 30, 2008 increased $8.2 million, or 7.7%, to $114.9 million from $106.7 million for the same period in 2007.

          Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the three month and six month periods ended June 30, 2008 totaled $3.2 and $6.5 million, respectively, representing a decrease of $0.7 million, or 17.9%, from $3.9 million in the three months ended June 30, 2007 and $1.0 million, or 13.3%, from $7.5 million in the six months ended June 30, 2007. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Offsetting the decrease in ceded premiums earned (and resulting increase in net premiums earned) was a decrease in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Assumed premiums earned decreased $0.3 million from $4.2 million for the six months ended June 30, 2007 to $3.9 million at June 30, 2008.

          Net Investment Income. Net investment income for the three months ended June 30, 2008 totaled $5.6 million, an increase of $0.7 million, or 14.3%, over $4.9 million in the same period of 2007. For the six months ended June 30, 2008, net investment income totaled $11.3 million, an increase of $1.7 million, or 17.7%, from $9.6 million in the same period of 2007. Average invested assets for the three months ended June 30, 2008 increased $85.2 million, or 19.2%, from $444.6 million in 2007 to $529.8 million in 2008. For the six months ended June 30, average invested assets increased $91.8 million, or 21.1%, from $435.5 million in 2007 to $527.3 million in 2008. This increase in our investment portfolio is due primarily to strong cash flow from operations of $94.6 million for the year ended December 31, 2007 and $39.1 million for the six months ended June 30, 2008. Our yield on average invested assets for the three months ended June 30, 2008 was approximately 4.2% compared to approximately 4.4% for the same period in 2007. For the six months ended June 30, 2008, our yield on average invested assets was 4.3% compared to approximately 4.4% for the same period in 2007.

          Net Realized Losses. Net realized losses for the three month and six month periods ended June 30, 2008 totaled $2.0 million and $2.1 million, respectively, compared to net realized losses of $8,000 and $60,000, respectively, in the same periods ended June 30, 2007. The 2008 increases were primarily the result of the $1.9 million other-than-temporary impairment we recorded on our investment in government-sponsored agency fixed and variable preferred stock.

          Service Income. Service income for the three months ended June 30, 2008 totaled $507,000, an increase of $139,000, or 37.8%, from $368,000 in the same period of 2007. For the six months ended June 30, 2008, service income totaled $929,000, a decrease of $19,000, or 2.0%, from $948,000 in the same period of 2007. Our service income results primarily from service arrangements we have with LMC and other companies for claims processing, policy administration and administrative services that we perform for them. Service income related to our arrangements with LMC for services we provide in connection with the Eagle Entities’ insurance policies totaled $300,000 (59.2% of total service income) for the three months ended June 30, 2008 and $565,000 (60.8% of total service income) for the six months then ended. Average monthly fees from our arrangements with LMC are declining as the volume of work decreases due to the run off of our predecessor’s business.

          Other Income. Other income totaled $2.0 million for the three months ended June 30, 2008 compared to $0.7 million for the same period in 2007, representing an increase of $1.3 million, or 185.7%. For the six months ended June 30, 2008, other income totaled $3.5 million, representing an increase of $1.9 million, or 118.8%, from $1.6 million in the same period of 2007. Other income is derived primarily from the operations of PointSure, our wholesale broker and third party administrator subsidiary which, due to the expansion of its portfolio of insurance products during 2007, has been able to increase the amount of income from external sources and THM, a provider of medical bill review, utilization review, nurse case management and related services that we acquired in December 2007. PointSure represented 20 insurance companies at June 30, 2008 and 2007.

          Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $32.2 million for the three months ended June 30, 2008 compared to $29.0 million for the same period in 2007, representing an increase of $3.2 million, or 11.0%. For the six months ended June 30, 2008, loss and loss adjustment expenses totaled $62.6 million, compared to $54.9 for the same period in 2007, representing an increase of $7.7 million, or 14.0%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended June 30, 2008 was 57.0% compared to 52.4% for the same period in 2007. Our net loss ratio for the six months ended June 30, 2008 was 54.9% compared to 52.3% for the same period in 2007. Included in the loss ratios for the three month and six month periods ended June 30, 2008 were reductions of approximately $7.9 million and $15.9 million, respectively, of previously recorded direct net loss reserves to reflect a continuation of deflation trends in the paid loss data for recent accident years. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI. For the three months ended June 30, 2008, approximately $6.6 million of the reserve adjustment related to accident year 2007, approximately $1.2 million related to accident year 2006 and approximately $0.1 million related to accident years 2005 and 2004. For the six months ended June 30, 2008, approximately $9.8 million of the reserve adjustment related to accident year 2007, approximately $4.8 million related to accident year 2006 and approximately $1.3 million related to accident years 2005 and prior.

          There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at June 30, 2008 that are based upon our current best estimate of loss costs, taking into consideration the recent lower paid loss claim data, incurred loss trends and the uncertainty regarding the permanence of recent legislative reforms. For further information regarding our loss and loss adjustment expenses, including amounts paid and unpaid, see the discussion under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Item 2 of Part I of this quarterly report.

          As of June 30, 2008, we had recorded a receivable of approximately $2.5 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At June 30, 2008, we had access to approximately $2.7 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. The balance of the collateralized reinsurance trust, including interest, at December 31, 2007 was $3.5 million.

          Underwriting Expenses. Underwriting expenses for the three months ended June 30, 2008 totaled $17.7 million, an increase of $3.0 million, or 20.4%, from $14.7 million in the same period of 2007. For the six months ended June 30, 2008, underwriting expenses totaled $33.3 million, an increase of $6.0 million, or 22.0%, from $27.3 million in the same period of 2007. Our net underwriting expense ratio for the three months ended June 30, 2008, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, was 31.6%, compared to 26.8% for the same period in 2007. For the six months ended June 30, 2008, our net underwriting expense ratio was 29.6%, compared to 26.4% for the same period of 2007. The increases in the net underwriting expense ratio for the three month and six month periods ended June 30, 2008 were primarily the result of increased staffing costs and other premium production-related expenses as we invest in the expansion and development of our business. The number of employees grew from 210 at June 30, 2007 to 280 at June 30, 2008, representing an increase of 33.3%. For the three month and six month periods ended June 30, 2008, the number of employees grew 8.1% and 24.5%, respectively. Included in underwriting expenses for the quarter ended June 30, 2008 were non-recurring or uncharacteristically high charges totaling approximately $2.1 million or approximately 3.7 points of the quarterly underwriting expense ratio. These charges included $1.0 million related to the accelerated vesting of stock options and restricted stock held by our former CFO at the time of his passing and approximately $1.1 million of recruiting and staffing-related costs that were higher than our typical run rate.

          Commission expense as a percentage of net earned premiums averaged 9.6% for the three months ended June 30, 2008 compared to 9.2% in the same period of 2007. Commission expense as a percentage of net earned premiums for the six months ended June 30, 2008 and 2007 averaged 9.3% and 9.2%, respectively. These increases are driven by our California business and other markets as brokers try to maintain cash flow during a period of declining premium rates.

          Interest Expense. Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $210,000 for the three months ended June 30, 2008, compared to $284,000 for the same period in 2007, representing a decrease of $74,000, or 26.1%. Interest expense for the six months ended June 30, 2008 totaled $461,000, compared to $565,000 for the same period in 2007, representing a decrease of $104,000, or 18.4%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, decreased from 9.36% at June 30, 2007 to 6.64% at June 30, 2008.

          Other Expenses. Other expenses for the three months ended June 30, 2008 totaled $2.4 million, an increase of $0.7 million, or 41.2%, over $1.7 million in the same period of 2007. For the six months ended June 30, 2008, other expenses totaled $4.4 million, an increase of $1.2 million, or 37.5%, from $3.2 million in the same period of 2007. Other expenses result primarily from the operations of PointSure, our non-insurance subsidiary which continued to experience direct costs associated with the expansion of insurance products they offer and, to a lesser extent, from the operations of THM.

           Income Tax Expense. The effective tax rate for the three months ended June 30, 2008 was 31.3%, compared to 32.1% for the same period in 2007. For the six months ended June 30, 2008 our effective tax rate was 31.5% compared to 31.3% in the same period of 2007. Our effective tax rate was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. The changes in our effective tax rate are primarily attributable to the proportion of tax-exempt municipal securities in our portfolio and the amount of income before taxes. At June 30, 2008, approximately 53.5% of our investment portfolio was invested in tax-exempt municipal securities, compared to approximately 50.0 % at June 30, 2007.

          Net Income. Net income was $6.4 million for the three months ended June 30, 2008, compared to $10.2 million for the same period in 2007, representing a decrease of $3.8 million, or 37.3%. Net income for the six months ended June 30, 2008 totaled $17.3 million, a decrease of $3.0 million, or 14.8%, from $20.3 million in the same period of 2007. The decrease in net income for the three month and six month periods ended June 30, 2008 resulted primarily from increases in loss and loss adjustment and underwriting expenses, offset by increases in premiums earned and net investment income. Net income for the three month and six month periods also includes an after-tax charge of approximately $1.3 million related to other-than-temporary impairments of six government-sponsored agency fixed and variable preferred stock investments in our investment portfolio at June 30, 2008.

Liquidity and Capital Resources

          Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

          Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments in part from industry and predecessor trends and included a provision for uncertainties. Our fixed income portfolio as of June 30, 2008 has an effective duration of 5.13 years and a weighted average life of 5.92 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

          At June 30, 2008, our portfolio was made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. The remainder of our investment portfolio consisted of investments in equity securities, which consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks, and preferred stocks. In November

2006, our investment policy was revised to allow for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest environment, we would expect to incur losses from such sales.

          We had no direct sub-prime mortgage exposure in its investment portfolio as of June 30, 2008 and approximately $1.4 million of indirect exposure to sub-prime mortgages. The average credit quality of our $276.0 million fixed income municipal portfolio at June 30, 2008 was AA/AA– (AA– based on the issuers’ underlying ratings). Insured municipal bonds totaled $205.4 million and had a weighted average credit rating of AA/AA– (AA– based on the issuers’ underlying ratings). The remaining $70.6 million in uninsured municipal bonds carried a weighted average credit rating of AA/AA–. Consequently, we do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

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

          Our unaudited consolidated net cash provided by operating activities for the six months ended June 30, 2008 was $39.1 million, compared to our cash flow from operations of $38.5 million for the same period in 2007. The increase resulted primarily increases in other assets and other liabilities, amortization of deferred acquisition costs and compensation cost on restricted stock and stock options, offset by a reduction in net income and increases in unpaid loss and loss adjustment expense, unearned premiums and policy acquisition costs deferred, all as a result of our growth and the continued favorable development of our loss reserves.

          We used net cash of $30.0 million for investing activities in the six months ended June 30, 2008, compared to $36.2 million for the same period in 2007. The difference between periods is primarily attributable to maintaining a lower overall cash balance.

          For the six months ended June 30, 2008, financing activities provided cash of $134,000, compared to $321,000 in the same period in 2007.

Contractual Obligations and Commitments

          The following table identifies our contractual obligations by payment due period as of June 30, 2008:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	263,708	87,024	113,658	24,261	38,765
Operating lease obligations	14,323	2,716	6,051	1,674	3,882

Total	$290,031	$89,740	$119,709	$25,935	$54,647

          The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of June 30, 2008 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Part I, Item 2 of this quarterly report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

          As of June 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

          The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses, including losses that have occurred but were not reported to us by the financial reporting date; the amount and recoverability of reinsurance recoverable balances; deferred policy acquisition costs; income taxes; the valuation and impairment of investment securities; earned but unbilled premiums; and retrospective premiums. The following should be read in conjunction with the notes to our financial statements.

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

          Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of June 30, 2008 and December 31, 2007. The workers’ compensation line of business comprises over 99% of our total loss reserves as of both dates.

	As of June 30, 2008			As of December 31, 2007

Line of Business	Case	IBNR	Total	Case	IBNR	Total

	(in thousands)
Workers’ Compensation	$111,246	$149,902	$261,148	$93,457	$155,042	$248,499
Ocean Marine	260	2,300	2,560	564	1,022	1,586

Total	$111,506	$152,202	$263,708	$94,021	$156,064	$250,085

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

•

At June 30, 2008, approximately $153.5 million, or 49.5%, of our direct loss reserves were related to business written in California. Over the last several years, three significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February 2002; AB 227 and SB 228 were enacted in September 2003; and SB 899 was enacted in April 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves, making historical data less reliable as an indicator of future loss. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2008 were 65.1% lower than the pure premium rates in effect as of July 1, 2003.

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

          Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of June 30, 2008, accident year 2004 was 54 months developed, accident year 2005 was 42 months developed, accident year 2006 was 30 months developed and accident year 2007 was 18 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

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

          Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have four complete accident years that were developed 54 months, 42 months, 30 months and 18 months (2004, 2005, 2006 and 2007, respectively) at June 30, 2008. Our oldest complete accident year was 54 months old as of June 30, 2008. For accident years 2003 through 2007, we are using a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods. Due to the favorable development exhibited by the data for accident years 2004 and 2005 at 17 to 18 months of development, management began to place more weight on the results of the Bornhuetter-Ferguson method in its ultimate loss estimates for accident years 2005, 2006 and 2007. As new data emerges and continues to demonstrate favorable development, this adds credibility to the existing data which enables management to reflect it more fully in its estimation process. For all accident years, we have not completely relied on the most recent data points in our loss development selections. Because of recent favorable development trends, we believe this has the effect of increasing our estimated reserves as compared to reserves calculated with complete reliance on these data points. Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data.

          Our paid loss data for state act indemnity, both California and excluding California, displayed decreasing, or deflationary, trends over recent valuations. The decreasing trends are exhibited in the paid loss development data for the 15 months to 54 months development period. The decisions to decrease the estimated ultimate losses for accident years 2005, 2006 and 2007 at June 30, 2008 were made, as the underlying loss data showed sustained and continued improvement over the prior twelve months, which we determined was an appropriate amount of time to be considered reliable for our estimate. We believe that our loss development factor selections are appropriate given the relative immaturity of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

          In the second quarter of 2008, we experienced development in all three categories. For State Act California, there was favorable development for accident years 2006 and 2007 that resulted in a reduction of our gross ultimate loss estimates of $1.6 million and $1.3 million, respectively. For non-California State Act, there was favorable development of $1.2 million for accident year 2007 and unfavorable development of $0.2 million for accident year 2006. For USL&H, there was favorable development of $2.5 million for accident year 2007 and unfavorable development of $0.2 million for accident year 2006. For all other accident years, the development was at expected levels which did not warrant a change to our gross ultimate loss estimates. Ceded loss reserves for accident year 2007 increased by approximately $1.7 million in the second quarter of 2008.

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

          As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $5.3 million, or 2%, as of June 30, 2008. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $13.2 million on a pre-tax basis, or 5%, as of June 30, 2008. Under these assumptions, the inadequacy of approximately $13.2 million represents approximately 4.3% of total stockholders’ equity at June 30, 2008. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

          In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $263.7 million as of June 30, 2008 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $13.2 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency, after tax effects, would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

          We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. As of June 30, 2008 and December 31, 2007, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectibility of our period-end receivables and believe that all amounts are collectible based on currently available information.

          Deferred Policy Acquisition Costs

          We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off a portion of deferred policy acquisition costs. To date, we have not needed to write-off any portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, our deferred acquisition costs as of June 30, 2008 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

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

          Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of June 30, 2008 and December 31, 2007, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2004, 2005, 2006 and 2007.

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

          In general, we focus on those securities whose fair value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. We also analyze the entire portfolio for other factors that might indicate a risk of impairment. Other-than-temporary impairment losses result in a permanent reduction of the carrying value of the underlying investment. In the quarter ended June 30, 2008, we recorded an other-than-temporary impairment loss of $1.9 million related to our investment in fixed and variable preferred stock issued by government-sponsored agencies. Please refer to the tables in Note 3 of the unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report for additional information on unrealized losses on our investment securities. Please refer to Part I, Item 3 of this quarterly report for tables showing the sensitivity of the fair value of our fixed-income investments to selected hypothetical changes in interest rates.

          Earned But Unbilled Premiums

          Shortly following the expiration of insurance policies we issue, we perform a final payroll audit of our insureds to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors and to fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between $0 and $1.2 million in 2007 and between $1.2 million and $1.8 million in 2006. The balance of our accrual for premiums earned but unbilled was $162,000 and $44,000 at June 30, 2008 and December 31, 2007, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

          We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs. Retrospectively rated policies accounted for approximately 23.9% and 21.0% of direct premiums written in the three month periods ended June 30, 2008 and 2007, respectively, and 20.7% and 17.0% of direct premiums written in the six month periods then ended, respectively.

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

Interest Rate Risk

          We had fixed-income investments with a fair value of $489.3 million at June 30, 2008 that are subject to interest rate risk, compared with $474.8 million at December 31, 2007. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

          The table below summarizes our interest rate risk as of June 30, 2008 and December 31, 2007. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of June 30, 2008 and December 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Interest Rate Risk as of June 30, 2008

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

	($ in thousands)
200 basis point increase	$(43,498)	$445,794	(8.9)%
100 basis point increase	(21,627)	467,665	(4.4)%
No change	—	489,292	—
100 basis point decrease	21,385	510,677	4.4%
200 basis point decrease	42,526	531,818	8.7%

Interest Rate Risk as of December 31, 2007

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

	($ in thousands)
200 basis point increase	$(40,927)	$433,829	(8.6)%
100 basis point increase	(20,041)	454,715	(4.2)%
No change	—	474,756	—
100 basis point decrease	19,195	493,951	4.0%
200 basis point decrease	37,545	512,301	7.9%

Item 4.	Controls and Procedures

          Disclosure Controls and Procedures

          Under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer (acting principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Principal Accounting Officer (acting principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer (acting principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

          During the quarter ended June 30, 2008, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, or in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          We did not purchase any of our equity securities during the three months ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

          The 2008 annual meeting of stockholders of SIH was held on May 20, 2008. At the annual meeting, our stockholders were asked to elect seven directors to the Board of Directors and to ratify the Audit Committee’s appointment of KPMG LLP as SIH’s independent auditors for the year ending December 31, 2008. Following are the results of the election:

          Proposal I: Election of seven directors to the Board of Directors

	Votes For	Votes Withheld

John G. Pasqualetto	17,897,559	809,348
Peter Y. Chung	18,440,505	266,402
Joseph A. Edwards	18,480,912	225,995
William M. Feldman	18,442,505	264,402
Mural R. Josephson	18,442,505	264,402
George M. Morvis	17,460,404	1,246,503
Michael D. Rice	18,480,912	225,995

Proposal II: Ratification of the Audit Committee’s appointment of KPMG LLP as independent auditor for the year ending December 31, 2008

Votes for	18,682,108
Votes against	22,919
Abstentions	1,880

          There were no broker non-votes in the election of directors or the ratification of our independent auditors since brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to such matters.

Item 6.	Exhibits

          The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: August 11, 2008

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