Form 10-Q
period 2008-09-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2008-11-10
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 000-51124

SeaBright Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 7, 2008
Common Stock, $0.01 Par Value	21,392,854

SeaBright Insurance Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

	(Unaudited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $511,871 in 2008 and $471,131 in 2007)	$499,726	$474,756
Equity securities available for sale, at fair value (cost $11,333 in 2008 and $11,301 in 2007)	11,333	11,193
Preferred stock available for sale, at fair value (cost $851 in 2008 and $9,485 in 2007)	851	8,488
Cash and cash equivalents	17,497	20,292
Accrued investment income	5,616	5,055
Premiums receivable, net of allowance	14,661	9,223
Deferred premiums	153,302	150,066
Service income receivable	—	436
Reinsurance recoverables	20,141	14,210
Receivable under adverse development cover	2,533	2,533
Prepaid reinsurance	1,677	1,820
Property and equipment, net	4,752	1,707
Deferred income taxes, net	24,522	16,488
Deferred policy acquisition costs, net	21,315	19,832
Intangible assets, net	1,225	1,233
Goodwill	3,386	2,881
Other assets	18,154	15,356

Total assets	$800,691	$755,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$279,656	$250,085
Unearned premiums	146,745	147,033
Reinsurance funds withheld and balances payable	1,829	220
Premiums payable	5,289	4,136
Accrued expenses and other liabilities	45,817	47,789
Surplus notes	12,000	12,000

Total liabilities	491,336	461,263

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 21,362,312 shares at September 30, 2008 and 20,831,102 shares at December 31, 2007	214	208
Paid-in capital	199,534	194,023
Accumulated other comprehensive income (loss)	(7,895)	1,638
Retained earnings	117,502	98,437

Total stockholders’ equity	309,355	294,306

Total liabilities and stockholders’ equity	$800,691	$755,569

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands, except share and earnings per share information)
Revenue:
Premiums earned	$68,687	$59,721	$181,094	$163,109
Claims service income (loss)	(79)	432	751	1,331
Other service income	80	55	179	104
Net investment income	5,571	5,174	16,852	14,786
Net realized loss	(11,677)	(25)	(13,806)	(85)
Other income	2,820	1,376	6,271	3,018

	65,402	66,733	191,341	182,263

Losses and expenses:
Loss and loss adjustment expenses	39,154	34,921	101,719	89,851
Underwriting, acquisition and insurance expenses	17,350	15,172	50,674	42,495
Interest expense	205	289	666	854
Other expenses	2,793	2,020	7,146	5,223

	59,502	52,402	160,205	138,423

Income before taxes	5,900	14,331	31,136	43,840

Income tax expense (benefit):
Current	4,654	5,438	14,933	15,604
Deferred	(535)	(757)	(2,862)	(1,690)

	4,119	4,681	12,071	13,914

Net income	$1,781	$9,650	$19,065	$29,926

Basic earnings per share	$0.09	$0.47	$0.93	$1.47
Diluted earnings per share	$0.08	$0.46	$0.90	$1.43

Weighted average basic shares outstanding	20,581,822	20,350,778	20,466,465	20,336,778
Weighted average diluted shares outstanding	21,369,033	20,989,481	21,143,263	20,950,968

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

	(in thousands)
Cash flows from operating activities:
Net income	$19,065	$29,926
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	22,438	26,564
Policy acquisition costs deferred	(23,920)	(29,190)
Provision for depreciation and amortization	2,933	2,058
Compensation cost on restricted shares of common stock	3,685	1,617
Compensation cost on stock options	734	530
Net realized loss on investments	13,806	85
Gain on sale of fixed assets	—	(1)
Benefit for deferred income taxes	(2,901)	(1,690)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	29,571	35,360
Income tax payable/receivable	(2,988)	309
Reinsurance recoverables, net of reinsurance withheld	(2,809)	167
Unearned premiums, net of deferred premiums and premiums receivable	(8,768)	1,453
Accrued investment income	(561)	(517)
Other assets and other liabilities	(2,232)	1,297

Net cash provided by operating activities	48,053	67,968

Cash flows from investing activities:
Purchases of investments	(123,129)	(95,333)
Sales of investments	18,174	17,758
Maturities and redemption of investments	57,208	31,710
Purchases of property and equipment	(4,059)	(1,405)
Payment for purchase of subsidiary, net of cash acquired	(159)	—

Net cash used in investing activities	(51,965)	(47,270)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,113	310
Deferred tax benefit from disqualifying dispositions	—	83
Grant of restricted shares of common stock	4	5

Net cash provided by financing activities	1,117	398

Net increase (decrease) in cash and cash equivalents	(2,795)	21,096
Cash and cash equivalents at beginning of period	20,292	20,412

Cash and cash equivalents at end of period	$17,497	$41,508

Supplemental disclosures:
Federal income taxes paid	$17,735	$14,850
Interest paid on surplus notes	690	852
The Company purchased all of the capital stock of BWNV for $484. In connection with the acquisition, the following liabilities were assumed:
Fair value of assets acquired	$1,079	$—
Cash paid for capital stock	(484)	—

Net liabilities assumed	$595	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

          Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the states of California, Hawaii and Alaska. In November 2003, permission was granted by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”) for KEIC to change its name to SeaBright Insurance Company (“SBIC”). As of September 30, 2008, SBIC is licensed to write workers’ compensation insurance in 48 states and the District of Columbia. PointSure is engaged primarily in administrative and brokerage activities.

          In December 2007, SIH acquired 100% of the outstanding common stock of Total HealthCare Management, Inc. (“THM”), a privately held California based provider of medical bill review, utilization review, nurse case management and other related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million is scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieves certain revenue objectives in 2008, 2009 and 2010. The Company recorded goodwill of $1.4 million in connection with this acquisition.

          In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction were a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. The stock purchase agreement provides for a contingent purchase price to be paid by (refunded to) the Company approximately 13 months following the closing date, depending on whether BWNV revenue in the 12 months following closing exceeds (or is less than), respectively, the base revenue assumed in the preliminary purchase price. The Company recorded goodwill of approximately $0.5 million in connection with this acquisition.

2. Summary of Significant Accounting Policies

a. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, SBIC, PointSure, THM and BWNV (collectively, the “Company,” “we” or “us”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

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

          In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forth therein. Results of operations for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

          b. Use of Estimates

          The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company has used significant estimates in determining unpaid loss and loss adjustment expenses, including losses that have occurred but were not reported to us by the financial reporting date; the amount and recoverability of reinsurance recoverable balances; deferred policy acquisition costs; income taxes; the valuation and impairment of investment securities; earned but unbilled premiums; and retrospective premiums.

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

          Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported, which are developed using actuarial loss development factors that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the three month periods ended September 30, 2008 and 2007, approximately 15.0% and 23.2%, respectively, of direct premiums written related to retrospectively rated policies. For the nine months ended September 30, 2008 and 2007, approximately 13.9% and 19.2%, respectively, of direct premiums written related to retrospectively rated policies.

          The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made at final audit and applying an adjustment percentage against premiums earned for the period. Included in deferred premiums is an accrual for earned but unbilled premiums of $182,000 at September 30, 2008 and $44,000 at December 31, 2007.

          Service income generated from various underwriting and claims service agreements with third parties is recognized in the periods in which the services are performed. During the quarter ended September 30, 2008, the Company determined that claim data used to determine billing amounts for claims administration services provided by the Company had, since August 2006, been incorrectly reported to the Company by a customer, resulting in an overstatement of claims service income by $0.5 million. As a result, the financial position and results of operations for the quarter ended September 30, 2008 reflect a $0.5 million reduction in service income receivable and claims service income, and a related decrease of $0.2 million in federal income tax payable and income tax expense to reflect the correction of this error.

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Due to the Company’s short operating history and uncertainties concerning the effects of recent legislative reform specifically as it relates to the Company’s California workers’ compensation class of business, actuarial techniques are applied that use the historical experience of the Company and the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

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

          The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At the date of adoption and as of September 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

          The Company recognizes interest and penalties on tax related matters as income tax expense. The Company had no interest or penalties expense related to uncertain tax positions in the three month or nine month periods ended September 30, 2008 and 2007.

          The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

          g. Earnings Per Share

          The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)
Basic weighted average shares outstanding	20,582	20,351	20,466	20,337
Weighted average shares issuable upon exercise of outstanding stock options and vesting of restricted stock	787	639	677	614

Diluted weighted average shares outstanding	21,369	20,990	21,143	20,951

          h. Stock-Based Compensation

          The Company accounts for awards of stock options and nonvested restricted stock according to the provisions of SFAS No. 123R, Share-Based Payment. Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2008 and 2007 is shown in the following table. No compensation cost was capitalized during the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)
Stock option compensation expense related to:
Nonvested restricted stock	$1,007	$681	$3,685	$1,616
Stock options	193	207	734	531

Total	$1,200	$888	$4,419	$2,147

Total related tax benefit	$352	$247	$1,328	$587

          i. Comprehensive Income (Loss)

          The following table summarizes the Company’s comprehensive income (loss) for the three month and nine month periods ended September 30, 2008 and 2007:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)
Net income	$1,781	$9,650	$19,065	$29,926
Reclassification adjustment for net realized losses recorded into income	11,677	25	13,806	85
Tax benefit related to reclassification adjustment	(4,087)	(9)	(4,764)	(30)
Decrease (increase) in unrealized losses on investment securities available for sale	(18,947)	(6,117)	(28,471)	276
Tax benefit (expense) related to unrealized losses	6,562	2,142	9,897	(96)

Total comprehensive income (loss)	$(3,014)	$5,691	$9,533	$30,161

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

          On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Company adopted FSP 157-3 prospectively, beginning July 1, 2008. The adoption of FSP 157-3 did not have a material impact on the Company’s financial results or fair value determinations.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investments

          The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at September 30, 2008 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. Treasury securities	$13,535	$371	$—	$13,906
Government sponsored agency securities	24,163	323	(89)	24,397
Corporate securities	50,862	231	(2,398)	48,695
Tax-exempt municipal securities	287,625	786	(9,220)	279,191
Mortgage pass-through securities	79,674	711	(304)	80,081
Collateralized mortgage obligations	2,696	18	(111)	2,603
Asset-backed securities	53,316	—	(2,463)	50,853

Total fixed income securities available-for-sale	511,871	2,440	(14,585)	499,726
Equity securities	11,333	—	—	11,333
Preferred stock	851	—	—	851

Total investment securities available-for-sale	$524,055	$2,440	$(14,585)	$511,910

          Equity securities consist of investments in equity indexed securities exchange-traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The Company had no direct investments in individual equity securities at September 30, 2008.The unrealized loss on temporarily impaired investments totaled $14.6 million at September 30, 2008 for investment securities with a fair value of $306.7 million. Approximately $2.3 million of the total unrealized losses at September 30, 2008 were from securities that had been impaired for more than one year. At September 30, 2008, five securities, with a book value of approximately $2.3 million and a fair value of approximately $1.7 million, had unrealized losses that exceeded 20% of their book value. The following table presents information about investment securities with unrealized losses at September 30, 2008:

	Less Than 12 Months		12 Months or More		Total

Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss

	(in thousands)
Fixed income securities:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government sponsored agency securities (1)	6,077	(89)	—	—	6,077	(89)
Corporate securities	29,796	(1,964)	3,908	(434)	33,704	(2,398)
Tax-exempt municipal securities	180,374	(7,994)	10,482	(1,226)	190,856	(9,220)
Mortgage pass-through securities	23,339	(278)	1,077	(25)	24,416	(304)
Collateralized mortgage obligations	616	(26)	168	(85)	784	(111)
Asset-backed securities	45,318	(1,960)	5,534	(504)	50,852	(2,463)

Total fixed income securities	285,520	(12,311)	21,169	(2,274)	306,689	(14,585)
Equity securities	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—

Total	$285,520	$(12,311)	$21,169	$(2,274)	$306,689	$(14,585)

(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

          The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, at the end of the quarter and those securities that have been impaired at some level for six or more consecutive months as of the end of the quarter. Other-than-temporary impairment (“OTTI”) losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited financial statements.

          The Company evaluated investment securities with fair values less than amortized cost at September 30, 2008 and determined that the Company’s preferred stock investments met the criteria for OTTI. These securities, with a total book value at September 30, 2008 of $9.1 million and a fair value of $0.8 million, consist primarily of government-sponsored agency fixed and variable preferred stock with greater volatility and limited upside in the current market environment. Therefore, the Company recorded an impairment loss of $8.3 million on these securities in the quarter ended September 30, 2008. In addition, the Company evaluated its holding of equity indexed securities exchange-traded funds with a book value of $14.5 million and a fair value of $11.3 million and determined that these investments met the criteria for OTTI. Therefore, the Company recorded an impairment loss of $3.2 million on these securities in the quarter ended September 30, 2008. Total OTTI losses for the three month and nine month periods ended September 30, 2008 were $11.5 million and $13.4 million, respectively.

          The Company had no direct sub-prime mortgage exposure in its investment portfolio as of September 30, 2008 and less than $1.0 million of indirect exposure. The average credit quality of the Company’s $283.9 million fixed income municipal portfolio at September 30, 2008 was AA/AA– (AA– based on the issuers’ underlying ratings). Insured municipal bonds totaled $202.8 million and had a weighted average credit rating of AA (AA– based on the issuers’ underlying ratings). The remaining $81.1 million in uninsured municipal bonds carried a weighted average credit rating of AA/AA–. The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

          The amortized cost and estimated fair value of fixed income securities and preferred stock available-for-sale at September 30, 2008, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value

	(in thousands)
Due in one year or less	$18,303	$18,144
Due after one year through five years	146,767	146,533
Due after five years through ten years	172,000	165,726
Due after ten years	39,967	36,638
Securities not due at a single maturity date	135,685	133,536

Total investment securities available-for-sale	$512,722	$500,577

          The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities at September 30, 2008 was $203.9 million.

4.	Premiums

          Direct premiums written totaled $60.9 million and $65.6 million for the three month periods ended September 30, 2008 and 2007, respectively, and $187.5 million and $188.7 million for the nine month periods then ended, respectively.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Premiums receivable consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

	(in thousands)
Premiums receivable	$16,078	$10,639
Allowance for doubtful accounts	(1,417)	(1,416)

	$14,661	$9,223

5.	Reinsurance

          a. Reinsurance Ceded

          Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. For the period from October 1, 2007 through September 30, 2008, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $1.0 million of each loss occurrence. Losses in excess of $1.0 million up to $75.0 million per loss occurrence are reinsured as follows:

Layer	General Description

$1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $8.0million.

$3.0 million for each loss occurrence in excess of $2.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0million.

$5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0million.

$10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence	Fully reinsured, subject to a limit of $7.5 million maximum for any one loss and an aggregate limit of $20.0 million.

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

          On October 1, 2008, the Company entered into new reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $500,000 of each loss occurrence. The next $500,000 of losses per occurrence (excess of the first $500,000 of losses per occurrence retained by the Company) are 50% reinsured. The new reinsurance program, which is effective through September 30, 2009, provides coverage up to $85.0 million per loss occurrence as follows:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Layer	General Description

$500,000 for each loss occurrence in excess of $500,000 for each loss occurrence	50% reinsured, subject to an aggregate annual limit of $17.0 million.

$1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence

Fully reinsured, subject to an aggregate annual limit of $10.0 million. Includes general liability coverage limited to 77% recovery of each general liability loss occurrence. The remaining 23% of each general liability loss occurrence in this layer is retained by the Company.

$3.0 million for each loss occurrence in excess of $2.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million. Includes general liability coverage.

$5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million. Includes general liability coverage.

$75.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence

Fully reinsured in three sub-layers. The first sub-layer affords coverage of up to $10.0 million for each loss occurrence in excess of $10.0 million, subject to an aggregate annual limit of $20.0 million. The second sub-layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million, subject to an annual aggregate limit of $60.0 million. The third sub-layer affords coverage up to $35.0 million for each loss occurrence in excess of $50.0 million, subject to an annual aggregate limit of $70.0 million. All sub-layers are subject to a limit of $7.5 million maximum for any one loss.

          All of the reinsurers participating in our 2008-2009 reinsurance program are rated either A+ (Superior), A (Excellent) or A– (Excellent) by A.M. Best as of September 30, 2008. The above coverage is subject to various additional limitations and exclusions as more fully described in the reinsurance agreements. The Company also enters into facultative reinsurance agreements to reduce its net retained risk on certain insurance policies it writes.

          As part of the purchase of SBIC, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement recorded in the accompanying unaudited condensed consolidated balance sheets was $2.5 million at September 30, 2008 and December 31, 2007. Any increase or decrease in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying unaudited condensed consolidated statements of operations.

          As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of sale. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $2.8 million at September 30, 2008 and $3.5 million at December 31, 2007.

          b. Reinsurance Assumed

          The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance (the “NCCI”), which operates residual market programs on behalf of some states. The states in which the Company assumed residual market business at September 30, 2008 include the following: Alabama, Alaska, Arizona, Arkansas, Connecticut, Delaware, District of Columbia, Iowa, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, Oregon, South Carolina, South Dakota, and Virginia.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          c. Reinsurance Recoverables and Income Statement Effects

          Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

	(in thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$19,557	$14,034
Reinsurance recoverables on paid losses	584	176

Total reinsurance recoverables	$20,141	$14,210

          The Company monitors the financial condition of its reinsurers and does not believe that it is currently exposed to any material credit risk through its reinsurance agreements because most of its reinsurance is recoverable from large, well-capitalized reinsurance companies. Of the Company’s top ten reinsurers, based on the net amount recoverable, nine were rated A+ (Superior), A (Excellent) or A– (Excellent) by A.M. Best as of September 30, 2008. One reinsurer is not formally followed by A.M. Best. Historically, no amounts recoverable from reinsurers have been written-off as uncollectible.

          The effects of reinsurance are as follows for the three month and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)
Reinsurance assumed:
Written premiums	$790	$2,357	$4,034	$6,809
Earned premiums	1,282	2,199	5,181	6,389
Losses and loss adjustment expenses incurred	872	1,462	3,286	4,106
Commission expenses incurred	527	821	2,749	2,360

Reinsurance ceded:
Written premiums	$4,454	$4,200	$10,926	$11,780
Earned premiums	4,590	4,286	11,074	11,754
Losses and loss adjustment expenses incurred	4,827	530	7,324	391
Commission expenses incurred	571	313	1,451	878

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Unpaid Loss and Loss Adjustment Expenses

          The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$263,708	$218,679	$250,085	$198,356
Reinsurance recoverables	(15,534)	(12,648)	(14,034)	(13,504)

Net	248,174	206,031	236,051	184,852

Incurred related to:
Current period	44,239	40,389	122,660	110,302
Prior periods	(5,085)	(5,468)	(20,941)	(20,451)

Total incurred	39,154	34,921	101,719	89,851

Paid related to:
Current period	(14,504)	(11,749)	(31,048)	(24,390)
Prior periods	(12,725)	(8,266)	(46,623)	(29,376)

Total paid	(27,229)	(20,015)	(77,671)	(53,766)

Unpaid loss and loss adjustment expense, net of reinsurance recoverables	260,099	220,937	260,099	220,937
Reinsurance recoverables	19,557	12,780	19,557	12,780

Unpaid loss and loss adjustment expense	$279,656	$233,717	$279,656	$233,717

          Loss and loss adjustment expenses are net of the favorable development of prior years’ loss reserves totaling approximately $5.1 million and $20.9 million in the three month and nine month periods ended September 30, 2008, respectively, compared to $5.5 million and $20.5 million for the same periods in 2007. The majority of these reserve releases relate to the Company’s California book of business and reflect a continuation of lower than anticipated patterns of loss payments in recent accident years as a result of reform legislation enacted there primarily in 2003 and 2004.

7.	Surplus Notes

          In a private placement on May 26, 2004, SBIC issued $12.0 million in subordinated floating rate surplus notes due in 2034. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the three-month LIBOR rate plus 400 basis points, subject to certain limitations. Interest expense totaled $205,000 and $666,000 for the three month and nine month periods ended September 30, 2008, respectively, and $289,000 and $854,000 for the three month and nine month periods ended September 30, 2007, respectively.

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

          a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of September 30, 2008, SBIC had a liability for guaranty fund and other assessments of $3.1 million and a guaranty fund receivable of $3.6 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

          b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

9.	Share-Based Payment Arrangements

          At September 30, 2008, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2007, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007.

          As of September 30, 2008, options to purchase 376,718 shares of common stock were outstanding under the 2003 Plan, and no additional shares were reserved for issuance under the 2003 Plan. As of September 30, 2008, 769,180 shares of nonvested restricted stock were outstanding under the 2005 Plan, options to purchase 701,823 shares of common stock were outstanding under the 2005 Plan and 557,569 shares were reserved for issuance under the 2005 Plan.

          a. Stock Options

          The fair values of stock options granted during the three month and nine month periods ended September 30, 2008 and 2007 were determined on the dates of grant using the Black-Scholes-Merton (“Black-Scholes”) option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Expected term (years)	6.3	6.3	6.3	6.3
Expected stock price volatility	29.4%	26.0%	29.4%	26.2%
Risk-free interest rate	3.11%	4.94%	3.01%	4.59%
Expected dividend yield	—	—	—	—

Estimated fair value per option	$5.20	$6.52	$5.18	$6.75

          The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2007	1,015,321	$10.70	7.0	$4,450
Granted	197,566	14.55	—	—
Forfeited	—	—	—	—
Exercised	(134,346)	8.29	—	—
Cancelled	—	—	—	—

Outstanding at September 30, 2008	1,078,541	11.70	7.2	1,398

Exercisable at September 30, 2008	656,480	9.38	5.9	2,379

          The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $13.00 on September 30, 2008. Proceeds from the exercise of stock options totaled approximately $1.1 million for the nine months ended September 30, 2008. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was approximately $759,000.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

          The following table presents additional information regarding options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$6.54	376,718	5.3	$6.54	376,718	$6.54
10.50-12.54	239,807	6.6	10.63	179,753	10.67
13.93-15.96	215,066	9.6	14.64	8,375	15.58
17.16-18.68	246,950	8.4	18.06	91,634	17.94

	1,078,541	7.2	11.70	656,480	9.38

          b. Restricted Stock

          The following table summarizes restricted stock activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2007	473,880	$17.80
Granted	398,200	14.54
Vested	(102,900)	16.47
Forfeited	—	—

Outstanding at September 30, 2008	769,180	16.29

          As of September 30, 2008, there was $6.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 25 months.

10.	Fair Values of Assets and Liabilities

          In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 includes U.S. Treasury securities and equity securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes government sponsored agency securities, corporate fixed-income securities, municipal bonds, mortgage pass-through securities, collateralized mortgage obligations, asset-backed securities and preferred stocks.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

          The table below presents the September 30, 2008 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3

	(in thousands)
Fixed income securities	$499,726	$13,906	$483,820	$2,000
Equity securities	11,333	11,333	—	—
Preferred stock	851	—	851	—

Total	$511,910	$25,239	$484,671	$2,000

          The following table presents a reconciliation of the beginning and ending balances of assets classified as Level 3 for the quarter ended September 30, 2008:

Auction Rate Securities

(in thousands)
Balance at June 30, 2008	$—
Transfer into Level 3	2,000

Balance at September 30, 2008	$2,000

          The Company may be required, from time to time, to measure certain other financial assets, such as goodwill, fixed assets and other long-lived assets, at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets. None of these assets were measured to fair value during the three months or nine months ended September 30, 2008.

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

•

greater frequency and/or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

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

          SIH was formed in 2003 by certain members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of the Acquisition. In the Acquisition, we acquired from LMC and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of Eagle. Eagle began writing specialty workers’ compensation insurance policies in the mid-1980’s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.

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

          To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to the development of KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the positive development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was approximately $2.8 million at September 30, 2008 and $3.5 million at December 31, 2007. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

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

          Net Investment Income and Realized Gains and Losses on Investments

          We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expense) in cash, cash equivalents, fixed income securities and, to a lesser degree, in equity securities and preferred stocks. Our investment income includes interest and dividends earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an OTTI or sold for an amount less than their carrying value.

          Claims Service Income

          We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the nine months ended September 30, 2008 and 2007, approximately 34.2% and 51.9%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by Eagle prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to Eagle diminish.

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

Results of Operations

          Three Months and Nine Months Ended September 30, 2008 and 2007

          Gross Premiums Written. Gross premiums written for the three months ended September 30, 2008 totaled $61.7 million, a decrease of $6.3 million, or 9.3%, from $68.0 million in the same period of 2007. Premiums assumed from the NCCI residual markets decreased $1.6 million, or 66.7%, from $2.4 million in the three months ended September 30, 2007 to $0.8 million for the same period in 2008. For the nine months ended September 30, 2008, gross premiums written totaled $191.5 million, a decrease of $4.0 million, or 2.0%, from $195.5 million in the same period of 2007. Premiums assumed from the NCCI residual markets in the nine months ended September 30, 2008 totaled $4.0 million compared to $6.8 million for the same period in 2007, representing a decrease of $2.8 million, or 41.2%. The decline in gross premiums written for the three and nine months ended September 30, 2008 resulted primarily from the continuing soft market, competitor pricing pressure, and general economic conditions. We continued to experience rate reductions in California, our largest market, as well as in other states. Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan, the number of customers we serviced increased 19.1% from 896 at September 30, 2007 to 1,067 at September 30, 2008 and in-force payrolls, one of the factors used in determining premium charges, increased 19.2% from $5.2 billion at September 30, 2007 to $6.2 billion one year later. California in-force payrolls increased 20.2% between September 30, 2007 and September 30, 2008 and non-California in-force payrolls increased 18.4% over the same period. The following is a summary of our top five markets based on in-force premiums at September 30, 2008:

	September 30, 2008		September 30, 2007

	In-Force Premium	%	In-Force Premium	%

	($ in thousands)
California	$109,643	40.2%	$109,823	42.5%
Illinois	28,554	10.5%	24,761	9.6%
Louisiana	23,405	8.6%	21,677	8.4%
Alaska	17,696	6.5%	21,482	8.3%
Texas	15,650	5.7%	11,669	4.5%

Total	$194,948	71.5%	$189,412	73.3%

          We have experienced significant reductions in our California premium rates over the past four years. In 2007, in response to continued reductions in California workers’ compensation claim costs, we reduced our rates by an average of 14.2% for new and renewal insurance policies written in California on or after July 1, 2007. This was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On August 15, 2008, the Workers’ Compensation Insurance Rating Bureau of California (the “WCIRB”) submitted a filing with the California Insurance Commissioner recommending a 16.0% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2009. The filing was based on a review of loss and loss adjustment experience through March 31, 2008. On October 24, 2008, the California Insurance Commissioner approved a 5.0% increase in advisory pure premium rates effective January 1, 2009. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates. At this time, we are unable to predict the impact that the proposed rate increase, if adopted by us, might have on our future financial position and results of operations.

          In addition to the significant rate reductions in California over the last five years, rate reductions have also been adopted in other states in which we operate. For example, effective January 1, 2008, we adopted the following rate decreases recommended by the NCCI: 10.9% in Alaska, 19.3% in Hawaii and 18.4% in Florida. Effective July 1, 2007, we adopted the Louisiana Insurance Commissioner’s recommendation of a 15.8% reduction in Louisiana, which was 2.0% more than the 13.8% decrease recommended by the NCCI. On March 7, 2008, we adopted a further 8.6% rate reduction approved by the Louisiana Insurance Commissioner for new and renewal workers’ compensation insurance policies written in Louisiana on or after May 1, 2008. We have also recently adopted rate increases in some states. For example, effective October 1, 2007, we adopted a 4.1% rate increase in Arizona and on January 1, 2008, we adopted a 4.0% rate increase in Illinois.

          Net Premiums Written. Net premiums written for the three months ended September 30, 2008 totaled $57.2 million, a decrease of $6.6 million, or 10.3%, from $63.8 million in the same period of 2007. For the nine months ended September 30, 2008, net premiums written totaled $180.6 million, a decrease of $3.1 million, or 1.7%, from $183.7 million in the same period of 2007. As discussed above, the decline in net premiums written for the three and nine months ended September 30, 2008 was primarily attributable to the soft market and general economic conditions. Contributing to the decrease in net premiums written for the three month and nine month periods ended September 30, 2008 was a $1.6 million decrease in premiums assumed from the NCCI residual markets.

          Net Premiums Earned. Net premiums earned for the three months ended September 30, 2008 totaled $68.7 million, an increase of $9.0 million, or 15.1%, over $59.7 million in the same period of 2007. For the nine months ended September 30, 2008, net premiums earned totaled $181.1 million, an increase of $18.0 million, or 11.0%, from $163.1 million in the same period of 2007. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written. Our direct premiums earned for the three months ended September 30, 2008 increased $10.3 million, or 16.7%, to $72.1 million from $61.8 million in 2007. Our direct premiums earned for the nine months ended September 30, 2008 increased $18.5 million, or 11.0%, to $187.0 million from $168.5 million for the same period in 2007.

          Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the three month and nine month periods ended September 30, 2008 totaled $4.6 and $11.1 million, respectively, representing an increase of $0.3 million, or 7.0%, from $4.3 million in the three months ended September 30, 2007 and a decrease of $0.7 million, or 5.9%, from $11.8 million in the nine months ended September 30, 2007. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Offsetting the decrease in ceded premiums earned (and resulting increase in net premiums earned) for the nine months ended September 30, 2008 was a decrease in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Assumed premiums earned decreased $1.2 million from $6.4 million for the nine months ended September 30, 2007 to $5.2 million at September 30, 2008.

          Net Investment Income. Net investment income for the three months ended September 30, 2008 totaled $5.6 million, an increase of $0.4 million, or 7.7%, over $5.2 million in the same period of 2007. For the nine months ended September 30, 2008, net investment income totaled $16.9 million, an increase of $2.1 million, or 14.2%, from $14.8 million in the same period of 2007. Average invested assets and cash for the three months ended September 30, 2008 increased $66.6 million, or 14.2%, from $468.0 million in 2007 to $534.6 million in 2008. For the nine months ended September 30, average invested assets and cash increased $69.2 million, or 15.3%, from $452.9 million in 2007 to $522.1 million in 2008. The increase in our investment portfolio was due primarily to strong cash flow from operations of $94.6 million for the year ended December 31, 2007 and $48.1 million for the nine months ended September 30, 2008. Offsetting the increases in the investment portfolio attributable to cash from operations were OTTI charges of $11.5 million and $13.4 million for the three month and nine month periods ended September 30, 2008, respectively, as well as increases in net unrealized losses of $7.3 million and $14.7 million for the three month and nine month periods ended September 30, 2008. Our yield on average invested assets for the three months ended September 30, 2008 was approximately 4.2% compared to approximately 4.4% for the same period in 2007. For the nine months ended September 30, 2008, our yield on average invested assets was 4.3% compared to approximately 4.4% for the same period in 2007.

          Net Realized Losses. Net realized losses for the three month and nine month periods ended September 30, 2008 totaled $11.7 million and $13.8 million, respectively, compared to $0 net realized losses and $0.1 million, respectively, in the same periods in 2007. The increases in realized losses were primarily the result of $13.4 million of OTTI charges we recorded in connection with our investments in government-sponsored agency and corporate preferred stock ($10.2 million charge) and equity indexed securities exchange-traded funds ($3.2 million charge). Approximately $1.9 million of the total charge was recorded in the second quarter and the remaining $11.5 million was recorded in the third quarter. The OTTI charges were recorded following thorough reviews of our investment portfolio and a determination by management that these investments met the criteria for OTTI primarily due to the extent and duration of the impairments and the inability to forecast a complete recovery of their book values within a reasonable period of time or, in the case of the government-sponsored entity preferred stocks, a significant decline in the underlying credit fundamentals of the securities.

          Service Income. Service income for the three months ended September 30, 2008 was $0 compared to $0.5 million in the same period of 2007. For the nine months ended September 30, 2008, service income totaled $0.9 million, a decrease of $0.5, or 35.7%, from $1.4 million in the same period of 2007. Our service income results primarily from service arrangements we have with LMC and other companies for claims processing, policy administration and administrative services that we perform for them. The services we provide LMC in connection with Eagle insurance policies resulted in a loss of $327,000 for the three months ended September 30, 2008 and income of $139,000 (14.9% of total service income) for the nine months then ended. During the quarter ended September 30, 2008, we determined that claim data used to determine billing amounts for claims administration services provided by us had, since August 2006, been incorrectly reported to us by a customer, resulting in an overstatement of claims service income by $0.5 million. As a result, the financial position and results of operations for the quarter ended September 30, 2008 reflect a $0.5 million reduction in service income receivable and claims service income, and a related decrease of $0.2 million in federal income tax payable and income tax expense to reflect the correction of this error. Average monthly fees from our arrangements with LMC are declining as the volume of work decreases due to the run off of our predecessor’s business.

          Other Income. Other income totaled $2.8 million for the three months ended September 30, 2008 compared to $1.4 million for the same period in 2007, representing an increase of $1.4 million, or 100.0%. For the nine months ended September 30, 2008, other income totaled $6.3 million, representing an increase of $3.3 million, or 110.0%, from $3.0 million in the same period of 2007. Other income is derived primarily from the operations of PointSure (including BWNV), our wholesale broker and third party administrator subsidiary which, due to the expansion of its portfolio of insurance products during 2007, has been able to increase the amount of income from external sources and the December 2007 acquisition of THM, a provider of medical bill review, utilization review, nurse case management and related services.

          Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $39.2 million for the three months ended September 30, 2008 compared to $34.9 million for the same period in 2007, representing an increase of $4.3 million, or 12.3%. For the nine months ended September 30, 2008, loss and loss adjustment expenses totaled $101.7 million, compared to $89.9 for the same period in 2007, representing an increase of $11.8 million, or 13.1%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended September 30, 2008 was 57.1% compared to 57.8% for the same period in 2007. Our net loss ratio for the nine months ended September 30, 2008 was 55.8% compared to 54.3% for the same period in 2007. Included in the loss ratios for the three month and nine month periods ended September 30, 2008 were favorable development of prior years’ loss reserve estimates of approximately $5.1 million and $20.9 million, respectively, reflecting a continuation of deflation trends in the paid loss data for recent accident years. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI. For the three months ended September 30, 2008, approximately $2.0 million of the favorable development of prior years’ loss reserve estimates related to accident year 2007, approximately $1.0 million related to accident year 2006 and approximately $2.1 million related to accident years 2005 and 2004. For the nine months ended September 30, 2008, approximately $11.7 million of the reserve adjustment related to accident year 2007, approximately $5.8 million related to accident year 2006 and approximately $3.4 million related to accident years 2005 and prior.

          Included in the loss ratios for the three month and nine month periods ended September 30, 2007 were reductions of approximately $5.5 million and $20.5 million, respectively, of previously recorded direct net loss reserves to reflect a continuation of lower than anticipated patterns of loss payments in recent accident years. For the three months ended September 30, 2007, approximately $4.0 million of the reserve adjustment related to accident year 2006 and approximately $1.9 million related to accident year 2005 with an offset of approximately $0.4 million related to accident years 2004 and 2005. For the nine months ended September 30, 2007, approximately $12.5 million of the reserve adjustment related to accident year 2006 and approximately $9.3 million related to accident year 2005 with an offset of approximately $1.3 million related to accident years 2004 and prior.

          Following eight recommended California rate reductions totaling 65.1%, on October 24, 2008, the California Insurance Commissioner approved a 5.0% increase in advisory pure premium rates effective January 1, 2009. At this time, the Company is unable to predict the impact that the proposed rate increase, if adopted by us, might have on the Company’s future financial position, results of operations or reserve adequacy.

          There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at September 30, 2008 that are based upon our current best estimate of loss costs, taking into consideration the recent lower paid loss claim data, incurred loss trends and the uncertainty regarding the permanence of recent legislative reforms. For further information regarding our loss and loss adjustment expenses, including amounts paid and unpaid, see the discussion under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Item 2 of Part I of this quarterly report.

          As of September 30, 2008, we had recorded a receivable of approximately $2.5 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At September 30, 2008, we had access to approximately $2.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

          Underwriting Expenses. Underwriting expenses for the three months ended September 30, 2008 totaled $17.4 million, an increase of $2.2 million, or 14.5%, from $15.2 million in the same period of 2007. For the nine months ended September 30, 2008, underwriting expenses totaled $50.7 million, an increase of $8.2 million, or 19.3%, from $42.5 million in the same period of 2007. Our net underwriting expense ratio for the three months ended September 30, 2008, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, was 25.1%, compared to 25.3% for the same period in 2007. For the nine months ended September 30, 2008, our net underwriting expense ratio was 27.9%, compared to 26.0% for the same period of 2007. The increase in the net underwriting expense ratio for the nine month period ended September 30, 2008 was primarily the result of increased staffing costs and other premium production-related expenses as we invest in the expansion and development of our business. The number of employees grew from 215 at September 30, 2007 to 300 at September 30, 2008, representing an increase of 39.5%. Of the 85 employee increase from September 30, 2007 to September 30, 2008, 30 employees were related to our acquisitions of THM and BWNV. For the three month and nine month periods ended September 30, 2008, the number of employees grew 7.1% and 33.3%, respectively. The slight decrease in the net underwriting expense ratio for the quarter ended September 30, 2008 was driven more by an increase in earned premium in the period. Total underwriting expenses in the quarter ended September 30, 2008 increased approximately 14.4% from the same period in 2007.

          Interest Expense. Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $0.2 million for the three months ended September 30, 2008, compared to $0.3 for the same period in 2007, representing a decrease of $0.1 million, or 33.3%. Interest expense for the nine months ended September 30, 2008 totaled $0.7 million, compared to $0.9 for the same period in 2007, representing a decrease of $0.2 million, or 22.2%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the three-month LIBOR rate plus 400 basis points, decreased from 9.5% at September 30, 2007 to 6.8% at September 30, 2008.

          Other Expenses. Other expenses for the three months ended September 30, 2008 totaled $2.8 million, an increase of $0.8 million, or 40.0%, from $2.0 million in the same period of 2007. For the nine months ended September 30, 2008, other expenses totaled $7.1 million, an increase of $1.9 million, or 36.5%, from $5.2 million in the same period of 2007. Other expenses result primarily from the operations of PointSure (including BWNV), our non-insurance subsidiary which continued to experience direct costs associated with the expansion of insurance products they offer and, to a lesser extent, from the acquisition of THM.

          Income Tax Expense. The effective tax rate for the three months ended September 30, 2008 was 69.8%, compared to 32.7% for the same period in 2007. For the nine months ended September 30, 2008 our effective tax rate was 38.8% compared to 31.7% in the same period of 2007. Our effective rate for the three month and nine month periods ended September 30, 2008 was higher than the statutory rate of 35.0% primarily as a result of a valuation allowance established against our deferred tax assets. The valuation allowance was necessary primarily as a result of the OTTI charges we incurred in the second and third quarters of 2008 and, to a lesser degree, as a result of incurred losses and capital loss carry forwards. The valuation allowance was accounted for under the effective-rate methodology, which treats it as if it was a permanent difference, thus increasing our projected effective tax rate for the year. Tax expense for the three months ended September 30, 2008 includes not only the effect of the higher effective tax rate on third quarter pre-tax income, but also the effect on pre-tax income for the first six months of 2008, as required by GAAP.

          The increase in our effective rate from the deferred tax asset valuation allowance was offset by changes in the proportion of tax-exempt municipal securities in our portfolio. At September 30, 2008, approximately 55.3% of our investment portfolio was invested in tax-exempt municipal securities, compared to approximately 50.0 % at September 30, 2007.

          Net Income. Net income was $1.8 million for the three months ended September 30, 2008, compared to $9.7 million for the same period in 2007, representing a decrease of $7.9 million, or 81.4%. Net income for the nine months ended September 30, 2008 totaled $19.1 million, a decrease of $10.8 million, or 36.1%, from $29.9 million in the same period of 2007. The decrease in net income for the three month and nine month periods ended September 30, 2008 resulted primarily from the OTTI charge discussed previously and increases in loss and loss adjustment and underwriting expenses and net realized losses, offset by increases in premiums earned and net investment income. The after-tax effect of OTTI charges recognized in the three month and nine month periods ended September 30, 2008, after taking into consideration the associated deferred tax asset valuation allowance, was approximately $10.1 million and $11.4 million, respectively.

Liquidity and Capital Resources

          Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

          Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments in part from industry and predecessor trends and included a provision for uncertainties. Our fixed income portfolio as of September 30, 2008 has an effective duration of 4.78 years and a weighted average life of 5.62 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments and have the intent and ability to hold any securities with unrealized losses for a sufficient period of time to allow full recovery of their value. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

          At September 30, 2008, our portfolio was made up almost entirely of investment grade fixed income securities with fair values subject to fluctuations in interest rates. The remainder of our investment portfolio consisted of investments in equity securities, which consist of investments in equity indexed securities exchange-traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks, and preferred stocks. Our investment policy allows for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. Although we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments and have the intent and ability to hold any securities with unrealized losses for a sufficient period of time to allow full recovery of their value, if we decide or are required in the future to sell securities in a rising interest environment, we would expect to incur losses from such sales.

          We had no direct sub-prime mortgage exposure in its investment portfolio as of September 30, 2008 and less than $1.0 million of indirect exposure. The average credit quality of our $283.9 million fixed income municipal portfolio at September 30, 2008 was AA/AA– (AA– based on the issuers’ underlying ratings). Insured municipal bonds totaled $202.8 million and had a weighted average credit rating of AA (AA– based on the issuers’ underlying ratings). The remaining $81.1 million in uninsured municipal bonds carried a weighted average credit rating of

AA/AA–. Consequently, we do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

          Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2008, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess of $0.75 million, up to $85.0 million, subject to various additional limitations and exclusions as more fully described in Note 5.a. to our unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report and in the reinsurance agreements. Given industry and predecessor trends, we believe that we are sufficiently capitalized to cover our retained losses.

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

          Our unaudited consolidated net cash provided by operating activities for the nine months ended September 30, 2008 was $48.1 million, compared to our cash flow from operations of $68.0 million for the same period in 2007. The decrease was primarily attributable to increases of $17.7 million in paid losses, $2.6 million in income taxes paid and $5.4 million in other general expenses paid, partially offset by a $5.8 million increase in premiums collected.

          We used net cash of $52.0 million for investing activities in the nine months ended September 30, 2008, compared to $47.3 million for the same period in 2007. The difference between periods is primarily attributable to maintaining a lower overall cash balance.

          For the nine months ended September 30, 2008, financing activities provided cash of $1.1 million, compared to $0.4 million in the same period in 2007.

Contractual Obligations and Commitments

          The following table identifies our contractual obligations by payment due period as of September 30, 2008:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	279,656	92,286	120,533	25,728	41,109
Operating lease obligations	14,971	2,978	6,672	1,789	3,532

Total	$306,627	$95,264	$127,205	$27,517	$56,641

          The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of September 30, 2008 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Part I, Item 2 of this quarterly report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

          As of September 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

          Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of September 30, 2008 and December 31, 2007. The workers’ compensation line of business comprises over 99% of our total loss reserves as of both dates.

	As of September 30, 2008			As of December 31, 2007

Line of Business	Case	IBNR	Total	Case	IBNR	Total

	(in thousands)
Workers’ Compensation	$121,838	$154,075	$275,913	$93,457	$155,042	$248,499
Ocean Marine	1,161	2,582	3,743	564	1,022	1,586

Total	$122,999	$156,657	$279,656	$94,021	$156,064	$250,085

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

•

At September 30, 2008, approximately $151.1 million, or 48.9%, of our direct loss reserves were related to business written in California. Over the last several years, three significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February 2002; AB 227 and SB 228 were enacted in September 2003; and SB 899 was enacted in April 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves, making historical data less reliable as an indicator of future loss. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2008 were 65.1% lower than the pure premium rates in effect as of July 1, 2003.

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

          These reforms are a source of variability in the reserve estimates as legislative changes affecting benefit levels not only impact the cost of benefits but also the rate at which accident year benefits or losses develop over time. Ongoing efforts by some system stakeholders to challenge the reforms, either through legislative, administrative or judicial means, further adds to the variability.

          In the last three years there have been ongoing challenges to the permanent disability rating schedule (PDRS), one of the most significant reforms to emerge from the 2004-2005 legislation. The permanent disability rating schedule (PDRS) was revised effective January 1, 2005. The revised schedule has resulted in significantly reduced permanent disability awards, leading to concerns that injured workers may not be adequately compensated for their work related permanent injuries.

          On the administrative front, the California Division of Workers’ Compensation has recommended changes to the formula used to determine permanent disability compensation awards for dates of injury on or after January 1, 2009. Although a series of public hearings were held to solicit public feedback on the proposed changes, there has been no further formal communication from the Division. It remains unclear if and when the changes will be implemented. On the legislative front, on September 30, 2008 Governor Schwarzenegger vetoed a Workers’ Compensation bill that would have substantially increased the permanent disability indemnity benefits to qualified injured workers by increasing the number of weeks such benefits are paid. The Governor also vetoed bills that would have:

•	Removed the December 31, 2009 “sunset” date permitting employees to pre-designate their personal physician for on the job injuries,

•	Required physicians performing utilization review to be licensed in California, and

•	Prohibited race, religious creed, color, national origin or various other factors from being considered in the apportionment of permanent disability.

          Finally, recent court decisions continue to lend uncertainty to the interpretation and application of the PDRS. Despite the above, we expect ongoing pressure on the reforms as the various stakeholders continue to assert their agendas.

          Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of September 30, 2008, accident year 2004 was 57 months developed, accident year 2005 was 45 months developed, accident year 2006 was 33 months developed and accident year 2007 was 21 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

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

          Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have four complete accident years that were developed 57 months, 45 months, 33 months and 21 months (2004, 2005, 2006 and 2007, respectively) at September 30, 2008. Our oldest complete accident year was 57 months old as of September 30, 2008. For accident years 2003 through 2007, we are using a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods. Due to the favorable development exhibited by the data for accident years 2004 and 2005 at 17 to 18 months of development, management began to place more weight on the results of the Bornhuetter-Ferguson method in its ultimate loss estimates for accident years 2005, 2006 and 2007. As new data emerges and continues to demonstrate favorable development, this adds credibility to the existing data which enables management to reflect it more fully in its estimation process. For all accident years, we have not completely relied on the most recent data points in our loss development selections. Because of recent favorable development trends, we believe this has the effect of increasing our estimated reserves as compared to reserves calculated with complete reliance on these data points. Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data.

          Our paid loss data for state act indemnity, both California and excluding California, displayed decreasing, or deflationary, trends over recent valuations. The decreasing trends are exhibited in the paid loss development data for the 15 months to 57 months development period. The decisions to decrease the estimated ultimate losses for accident years 2005, 2006 and 2007 at September 30, 2008 were made, as the underlying loss data showed sustained and continued improvement over the prior twelve months, which we determined was an appropriate amount of time to be considered reliable for our estimate. We believe that our loss development factor selections are appropriate given the relative immaturity of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

          In the third quarter of 2008, we experienced development in all three categories. For State Act California, there was favorable development for accident years 2005 through 2007 that resulted in the following reductions of our accident year gross ultimate loss estimates: $1.7 million for 2005, $1.4 million for 2006 and 1.8 million for 2007. Accident year 2004 experienced unfavorable development of $2.5 million. For non-California State Act, there was favorable development of $0.1 million for accident year 2004 and $0.5 million for accident year 2007, while accident year 2005 experienced unfavorable development of $0.3 million. For USL&H, there was unfavorable development for accident years 2004 through 2007 that resulted in the following increases in our accident year gross ultimate loss estimates: $0.1 million for 2004, $0.4 million for 2005, $0.7 million for 2006 and $0.3 million for 2007. For all other accident years, the development was at expected levels which did not warrant a change to our gross ultimate loss estimates. There was no change in ceded loss reserves for accident years 2003 through 2007 in the third quarter of 2008.

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

          As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $5.6 million, or 2.0%, as of September 30, 2008. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $14.0 million on a pre-tax basis, or 5.0%, as of September 30, 2008. Under these assumptions, the inadequacy of approximately $14.0 million represents approximately 4.5% of total stockholders’ equity at September 30, 2008. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

          In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $279.7 million as of September 30, 2008 to be 5.0% inadequate, we would experience a pre-tax reduction in future earnings of approximately $14.0 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency, after tax effects, would also impact our financial position because our GAAP stockholders’ equity and statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

          We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Of our top ten reinsurers, based on the net amount recoverable, nine were rated A+ (Superior), A (Excellent) or A– (Excellent) by A.M. Best as of September 30, 2008. One reinsurer is not formally followed by A.M. Best. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. As of September 30, 2008 and December 31, 2007, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectibility of our period-end receivables and believe that all amounts are collectible based on currently available information.

          Deferred Policy Acquisition Costs

          We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off a portion of deferred policy acquisition costs. To date, we have not needed to write-off any portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, we believe our deferred acquisition costs as of September 30, 2008 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

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

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires management to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, projected future taxable income and the effect of tax planning strategies. If actual results differ from management’s estimates and assumptions, we may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. The establishment of a valuation allowance could have a significant impact on our financial position and results of operations in the period in which it is deemed necessary. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, as of September 30, 2008, we recorded a valuation allowance of approximately $4.3 million against a portion of our deferred tax assets. We anticipate that our deferred tax assets will increase as our business continues to grow. We will continue to monitor the balance of our deferred tax assets for realizability.

          Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of September 30, 2008 and December 31, 2007, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2005, 2006 and 2007.

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

          In general, we focus on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, at the end of the quarter and those securities that have been impaired at some level for six or more consecutive months as of the end of the quarter. We also analyze the entire portfolio for other factors that might indicate a risk of impairment. OTTI losses result in a permanent reduction of the carrying value of the underlying investment. In the quarter ended September 30, 2008, we recorded an OTTI loss of $11.5 million related to our investments in government-sponsored agency and corporate preferred stocks and equity indexed securities exchange-traded funds. Please refer to the tables in Note 3 of the unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report for additional information on unrealized losses on our investment securities. Please refer to Part I, Item 3 of this quarterly report for tables showing the sensitivity of the fair value of our fixed-income investments to selected hypothetical changes in interest rates.

          Earned But Unbilled Premiums

          Shortly following the expiration of insurance policies we issue, we perform a final payroll audit of our insureds to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors and to fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between $0 and $1.2 million in 2007 and between $1.2 million and $1.8 million in 2006. The balance of our accrual for premiums earned but unbilled was $182,000 and $44,000 at September 30, 2008 and December 31, 2007,

respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

          We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs. Retrospectively rated policies accounted for approximately 15.0% and 23.2% of direct premiums written in the three month periods ended September 30, 2008 and 2007, respectively, and 13.9% and 19.2% of direct premiums written in the nine month periods then ended, respectively.

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

          On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, we adopted FSP 157-3 prospectively, beginning July 1, 2008. The adoption of FSP 157-3 did not have a material impact on our financial results or fair value determinations.

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

Interest Rate Risk

          We had fixed-income investments with a fair value of $499.7 million at September 30, 2008 that are subject to interest rate risk, compared with $474.8 million at December 31, 2007. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

          The table below summarizes our interest rate risk as of September 30, 2008 and December 31, 2007. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of September 30, 2008 and December 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Interest Rate Risk as of September 30, 2008

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

	($ in thousands)
200 basis point increase	$(48,750)	$450,976	(9.8)%
100 basis point increase	(24,246)	475,480	(4.9)%
No change	—	499,726	—
100 basis point decrease	23,988	523,714	4.8%
200 basis point decrease	47,717	547,443	9.5%

Interest Rate Risk as of December 31, 2007

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

	($ in thousands)
200 basis point increase	$(40,927)	$433,829	(8.6)%
100 basis point increase	(20,041)	454,715	(4.2)%
No change	—	474,756	—
100 basis point decrease	19,195	493,951	4.0%
200 basis point decrease	37,545	512,301	7.9%

Item 4.	Controls and Procedures

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

          You should carefully consider the risks described below and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008, together with all of the other information included in this quarterly report. Such risks and uncertainties are not the only ones facing us. If any such risks actually occur, our business, financial condition or operating results could be harmed. Any such risks could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. Such risks also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “Cautionary Statement” in Part I, Item 2 of this quarterly report.

          The disclosure set forth below updates specific risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Other than as described below, there were no material changes to the risk factors set forth in such report.

          Under the heading “Item 1A. Risk Factors – Risk Related to Our Business – We could be adversely affected by the loss of one or more principal employees or by an inability to attract or retain staff,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we included a discussion about the potential adverse impact to our business of losing a member of our senior management team. Under the heading “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008, we included a discussion about the unexpected passing of our senior vice president and chief financial officer, Joseph S. De Vita. On October 13, 2008, we announced the appointment of Robert P. Cuthbert, CPA, as senior vice president and chief financial officer. As a result, the specific references to selecting a new chief financial officer and the duties of that position no longer apply.

          Under the heading “Item 1A. Risk Factors – Risk Related to Our Business – The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we included a discussion about the extensive regulation and legislative changes that impact our insurance business. Recently, the financial markets have experienced a period of extreme turmoil, including the bankruptcy, restructuring or sale of certain financial institutions, which resulted in unprecedented intervention by the U.S. federal government. While the ultimate outcome of governmental initiatives intended to alleviate the recent financial crisis cannot be predicted, it is likely that governmental authorities may seek to exercise their supervisory or enforcement power in new or more robust ways, which could affect our business and the way we manage our capital, and may require us to satisfy increased capital requirements or impose additional restrictions on us that may limit our ability to take actions designed to increase our profitability.

          Under the heading “Item 1A. Risk Factors – Risk Related to Our Business – If we are unable to realize our investment objectives, our financial condition may be adversely affected,” in our Annual Report on Form 10-K for the year ended December 31, 2007, we included a discussion about the impact of general market conditions on our financial condition. Recently, the capital markets in the United States and elsewhere have been experiencing extreme volatility and disruption. We are exposed to significant capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign exchange rates. Our investment portfolio is affected by these recent changes in the capital markets. For example, for the three months ended September 30, 2008, we recorded an impairment charge of $11.5 million for other-than-temporary losses related principally to our preferred stock investments and holdings of equity indexed securities exchange-traded funds. In addition, changes in interest rates and credit quality may result in fluctuations in the income derived from, or the valuation of, our fixed income securities. Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investment in asset-backed and mortgage-backed securities. Further adverse changes in the capital markets could result in additional other-than-temporary impairments in the future, which may affect our financial condition, or could reduce our investment income, which would affect our results of operations.

Item 6.	Exhibits

          The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: November 10, 2008

	By:	/s/ Robert P. Cuthbert

Robert P. Cuthbert
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

10.1

Employment offer letter for Robert P. Cuthbert dated August 13, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-51124) filed on October 17, 2008).

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)