Form 10-K
period 2008-12-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2009-03-16
CIK 1267201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-34204
SeaBright Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1501 4th Avenue, Suite 2600 Seattle, Washington (Address of principal executive offices)	98101 (Zip code)

(206) 269-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	New York Stock Exchange

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2008 as reported by the NASDAQ Global Select Market, was $294,147,965.

The number of shares of the registrant’s common stock outstanding as of March 12, 2009 was 21,398,854.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the SeaBright Insurance Holdings, Inc. definitive Proxy Statement for its 2009 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008 are incorporated by reference in Part III of this Form 10-K.

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

Overview

We are a specialty provider of multi-jurisdictional workers’ compensation insurance and, on a limited basis, general liability insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 49 states and the District of Columbia to write workers’ compensation insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures, and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in select markets. In 2008, we began providing general liability insurance on a limited basis and only in conjunction with workers’ compensation insurance we provide for construction projects (commonly known as “wrap-up” policies). At December 31, 2008, we had one general liability insurance policy in force with estimated annual premium of less than $500,000. Since our general liability insurance business is small, the majority of discussion in this annual report on Form 10-K focuses on our workers’ compensation line of business.

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

SeaBright Insurance Holdings, Inc. was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of completing a management-led buyout that closed on September 30, 2003, which we refer to as the Acquisition. In the Acquisition, we acquired the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company, which we collectively refer to as Eagle or the Eagle Entities. Eagle Pacific began writing specialty workers’ compensation insurance over 20 years ago. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the high customer renewal rates of our business, and a fully-operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts. These renewal rights were valued at the date of the Acquisition.

Introduction to Insurance Terms

Throughout this annual report, we refer to certain terms that are commonly used in the insurance industry. The following terms when used herein have the following meanings:

Accident year or accident year losses	The year in which an accident or loss occurred, regardless of when the accident was reported or when the related loss amount was recognized in our financial statements. Losses grouped by accident year are referred to as accident year losses.

Assume	To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.

Assumed premiums written	Premiums that we have received from an authorized state-mandated pool in connection with our involuntary assumption of a portion of the insurance written by the pool.

Cede	To transfer to an assuming company, or reinsurer, all or a portion of a risk in consideration of payment of a premium.

Ceded premiums written	The portion of our gross premiums written that is ceded to reinsurers in return for the portion of our risk that they reinsure. Also included in ceded premiums written are premiums related to policies that we write on behalf of the Washington USL&H Plan. We immediately cede 100% of direct premiums written related to this business, net of our expenses, and 100% of the associated losses back to the Washington USL&H Plan.

Commutation	The termination of obligation between the parties to an agreement.

Development	The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Favorable or unfavorable development of loss reserves is reflected in our Consolidated Statement of Operations in the period in which the change is made.

Direct loss reserves	Loss reserves related to business written directly by us, as opposed to loss reserves related to business that is assumed or ceded by us.

Direct premiums written	All premiums, billed and unbilled, written by us during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies.

Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.

Gross premiums written	The sum of direct premiums written and assumed premiums written during a specified period.

Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to us.

In-force premiums	The current annual gross premiums written on all active or unexpired policies, excluding premiums received from the Washington USL&H Plan.

Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.

Loss reserves	The liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.

Net combined ratio	The sum of the net loss ratio and the net underwriting expense ratio.

Net loss ratio	A key financial measure that we use in monitoring our profitability. Calculated by dividing loss and loss adjustment expenses for the period less claims service income by premiums earned for the period.

Net premiums written	Equal to gross premiums written minus ceded premiums written.

Net underwriting expense ratio	A key profitability measure. Calculated by dividing underwriting, acquisition and insurance expenses for the period less other service income by premiums earned for the period.

Reinsurance	A transaction between insurance companies in which an original insurer, or ceding company, remits a portion of the premium to a reinsurer, or assuming company, as payment for the reinsurer’s assumption of a portion of the risk.

Retention	The amount of losses from a single occurrence or event which is paid by the company prior to the attachment of excess of loss reinsurance.

Retrospectively-rated policy	A policy containing a provision for determining the insurance premium for a specified policy period on the basis of the loss experience for the same period.

Treaty	A contract of reinsurance.

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

Workers’ compensation insurance policies generally provide that the carrier will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of permanent impairment and specifies the options in selecting healthcare providers available to the injured employee or the employer. Coverage under the United States Longshore and Harbor Workers’ Compensation Act (“USL&H” or the “USL&H Act”) is similar to the state statutory system, but is administered on a federal level by the U.S. Department of Labor. This coverage is required for maritime employers with employees working on or near the waterfront in coastal areas of the United States and its inland waterways. As benefits under the USL&H Act are generally more generous than in the individual state systems, the rates charged for this coverage are higher than those charged for comparable land-based employment. These state and federal laws generally require two types of benefits for injured employees: (1) medical benefits, which include expenses related to diagnosis and treatment of the injury, as well as any required rehabilitation and (2) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all employers are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure. In most states, employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance fund (an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund). Some states, including North Dakota, Ohio, Washington, and Wyoming, are known as “monopolistic” states, meaning that employers in those states are generally required to buy workers’ compensation insurance from the state or, in some cases, may be allowed to self-insure.

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

On February 1, 2006, we closed a follow-on public offering of 3,910,000 shares of common stock at a price of $15.75 per share for net proceeds of approximately $57.7 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $3.9 million. Following the closing of this offering, we contributed $50.0 million of the net proceeds to SeaBright Insurance Company, which used the capital to expand its business in its core markets and to new territories.

On December 17, 2007, we completed the acquisition of Total HealthCare Management, Inc. (“THM”), a privately held California provider of medical bill review, utilization review, nurse case management and related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million is scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieves certain revenue objectives in 2008, 2009 and 2010. Based on THM’s performance in 2008, the initial installment has not been paid at this time. However, such amount may be paid later if warranted by THM’s future performance. Goodwill recognized in connection with this acquisition totaled approximately $1.4 million. Following the acquisition, THM became a wholly owned subsidiary of SeaBright.

In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction was a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. The stock purchase agreement provides for a contingent purchase price to be paid by (or refunded to) the Company approximately 13 months following the closing date, depending on whether BWNV revenue in the 12 months following closing exceeds (or is less than) the base revenue assumed at the time of the closing. The Company recorded goodwill of approximately $0.5 million in connection with this acquisition. Following the acquisition, BWNV became a wholly owned subsidiary of PointSure.

Corporate Structure

Our corporate structure was as follows at December 31, 2008:

SeaBright Insurance Company is our insurance company subsidiary and a specialty provider of multi-jurisdictional workers’ compensation insurance. PointSure acts primarily as an in-house wholesale broker and third party administrator for SeaBright Insurance Company. Total HealthCare Management, Inc. is a provider of medical bill review, utilization review, nurse case management and related services. Black/White and Associates, Inc. is a managing general agent and wholesale insurance broker.

Services Arrangements

In connection with the Acquisition, we entered into services agreements with LMC and certain of its affiliates that require us to provide certain service functions to the Eagle Entities in exchange for fee income.

The services that we are required to provide to the Eagle Entities under these agreements include administrative services, such as underwriting services, billing and collections services, safety services and accounting services, and claims services, including claims administration, claims investigation and loss adjustment and settlement services. For the years ended December 31, 2008, 2007 and 2006, we received approximately $0.3 million, $0.9 million, and $1.0 million, respectively, in service fee income from LMC and its affiliates under these services arrangements.

At the time of the Acquisition, we entered into a service agreement with Broadspire Services, Inc., a third-party claims administrator and former subsidiary of LMC, pursuant to which Broadspire provided us with claims services for the claims that we acquired from KEIC in connection with the Acquisition. In 2008, we terminated our arrangement with Broadspire and assumed responsibility for administering these claims.

Issues Relating to a Potential LMC Receivership

LMC and its affiliates had traditionally offered a wide array of personal, risk management and commercial property and casualty insurance products. However, due to the distressed financial situation of LMC and its affiliates, LMC is no longer writing new business and is now operating under a voluntary run-off plan which has been approved by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Illinois Division of Insurance”). “Run-off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run-off plan, LMC has instituted aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders.

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

Competitive Strengths

We believe we enjoy the following competitive strengths:

•	Niche Product Offering. Our specialized workers’ compensation insurance products in maritime, alternative dispute resolution (“ADR”) and selected state act markets enable us to address the needs of underserved markets. Our management team and staff have extensive experience serving the specific and complex needs of these customers.

•	Specialized Underwriting Expertise. We identify individual risks with complex workers’ compensation needs, such as multi-jurisdictional coverage, and negotiate customized coverage plans to meet those needs. Our underwriting professionals average approximately 23 years of insurance industry experience. Our specialized underwriting expertise enables us to align our interests with those of our insureds by encouraging the insured to bear a portion of the losses sustained under their policies. Approximately 20.8% of our direct premiums written for the year ended December 31, 2008 came from such arrangements. We achieved a calendar year net loss ratio of 56.7% for the year ended December 31, 2008.

•	Focus on Larger Accounts. We target a relatively small number of larger, more safety-conscious employers (businesses with 50 to 400 employees) within our niche markets. We had approximately 1,120 customers, with an average estimated annual premium size of approximately $248,000 at December 31, 2008. We believe this focus, together with our specialized underwriting expertise, increases the profitability of our book of business primarily because the more extensive loss history of larger customers enables us to better predict future losses, allowing us to price our policies more accurately. In addition, larger customers tend to purchase policies whose premiums vary based on loss experience, and therefore have aligned interests with us. Our focus on larger accounts also enables us to provide individualized attention to our customers, which we believe leads to higher satisfaction and long-term loyalty.

•	Proactive Loss Control and Claims Management. We consult with employers on workplace safety, accident and illness prevention and safety awareness training. We also offer employers medical and disability management tools that help injured employees return to work more quickly. These tools include access to a national network of physicians, case management nurses and a national discount pharmacy benefit program. Our strong focus on proven claims management practices helps minimize attorney involvement and to expedite the settlement of valid claims. In addition, our branch office network affords us extensive local knowledge of claims and legal environments, further enhancing our ability to achieve favorable results on claims. As of December 31, 2008, approximately 98% of our total time loss claims were handled in-house as opposed to being handled by third-party administrators. Our claims managers and claims examiners are highly experienced, with an average of over 19 years in the workers’ compensation insurance industry.

•	Experienced Management Team. The members of our senior management team, consisting of John G. Pasqualetto, Richard J. Gergasko, Robert P. Cuthbert, Richard W. Seelinger, Marc B. Miller, M.D., D. Drue Wax Esq., and Jeffrey C. Wanamaker, average over 25 years of insurance industry experience, and over 18 years of workers’ compensation insurance experience.

•	Strong Distribution Network. We market our products through independent brokers and through PointSure. This two-tiered distribution system provides us with flexibility in originating premiums and managing our commission expense. PointSure produced approximately 16.2% of our direct premiums written and 12.5% of our customers in the year ended December 31, 2008. We are highly selective in establishing relationships with independent brokers. As of December 31, 2008, we had appointed 244 independent brokers to represent our products. In addition, we negotiate commissions for the placement of all risks that we underwrite, either through independent brokers or through PointSure. For the year ended December 31, 2008, our ratio of commission expense to net premiums earned was 7.4% excluding business assumed from the National Council on Compensation Insurance, Inc., or NCCI, residual market pool.

Strategy

We pursue profitable growth and favorable returns on equity through the following strategies:

•	Expand Geographically. We believe our experience with maritime coverage issues in the states in which we operate can be readily applied to other areas of the country that we do not currently serve. Nine states have enabling legislation for collectively bargained ADR that is similar to the ADR legislation in California. We have expanded our business by writing policies in several more of the approved states in which we are licensed to do business. In 2008, we opened offices near Boston, Massachusetts and in New York City, New York and Baton Rouge, Louisiana to facilitate our expansion in those regions.

•	Expand Business in Target Markets. We wrote approximately 39.5% of our direct premiums in California, 9.3% in Louisiana and 8.5% in Illinois for the year ended December 31, 2008. Texas and

Alaska accounted 6.9% and 6.7%, respectively, of our direct premiums written in 2008. Proceeds from our initial public offering in January 2005, the follow-on offering in February 2006 and cash provided by operations have provided us with the necessary capital to enable us to increase the amount of insurance business that we are able to write in these and other markets. We believe that our product offerings, combined with our specialized underwriting expertise and niche market focus, have positioned us to increase our market share in our target markets.

We have also formed several operating divisions to focus on the development and expansion of business in several key niches. In 2007, we formed the Construction Division, headquartered in Needham, Massachusetts, to focus on providing construction project coverage on a per-project basis (commonly known as “wrap-ups”). In the first quarter of 2008, we formed a dedicated Energy Division, headquartered in Houston, Texas, to increase our presence in the national energy sector. In the second quarter of 2008, we formed the Alternative Markets Division, headquartered in Needham, Massachusetts, to seek opportunities to partner with select managing general agents who write “program business,” or large numbers of similar risks in a given industry group.

•	Increase Distribution and Leverage Key Relationships. As we expand geographically, we are focusing our marketing efforts on developing relationships with brokers that have expertise in our product offerings. We also seek strategic partnerships with unions and union employers to increase acceptance of our ADR product in new markets.

•	Effectively Manage Overall Medical Claims Cost. With the help of our chief medical officer, we are working within medical provider networks to expand our own network of physicians that we believe will consistently produce the best outcome for injured workers and permit them to return to work more quickly. We believe this strategy enhances our profitability over time by reducing our overall claims cost.

•	Focus on Profitability. We continue our focus on underwriting discipline and profitability by selecting risks prudently, by pricing our products appropriately and by focusing on larger accounts in our target markets.

•	Continue to Develop Scalable Technology. Our in-house technology department has developed effective, customized analytical tools that we believe significantly enhance our ability to write profitable business and cost-effectively administer claims. In addition, these tools allow for seamless connectivity with our branch offices. We intend to continue making investments in advanced and reliable technological infrastructure.

Customers

We currently provide workers’ compensation insurance to the following types of customers:

•	Maritime employers with complex coverage needs over land, shore and navigable waters. This involves underwriting liability exposures subject to various state and federal statutes and applicable maritime common law. Our customers in this market are engaged primarily in ship building and repair, pier and marine construction and stevedoring.

•	Employers, particularly in the construction industry in California, who are party to collectively bargained workers’ compensation agreements that provide for settlement of claims out of court in a negotiated process.

•	Employers who are obligated to pay insurance benefits specifically under state workers’ compensation laws. We primarily target employers in states that we believe are underserved, such as the construction market in California, Illinois and Louisiana, and the states of Texas, Alaska, Florida and Hawaii.

Maritime Customers

Providing workers’ compensation insurance to maritime customers with multi-jurisdictional liability exposures was the core of the business of Eagle Pacific Insurance Company, which began writing specialty workers’ compensation insurance over 23 years ago, and remains a key component of our business today. We are authorized by the U.S. Department of Labor to write maritime coverage under the USL&H Act in all federal districts, and believe, based primarily on the experience of our management team, that we are highly qualified underwriters in this niche in the United States. The USL&H Act is a federal law that provides benefits to any person engaged in maritime employment, including longshoreman or others engaged in longshoring operations, any harbor workers including shipbuilders, ship repairers and ship breakers. The employee’s injury or death must occur upon navigable waters of the United States, including any adjoining pier, wharf, dry dock, terminal, building way, marine railway or other adjoining area customarily used by an employer in loading, unloading, repairing, dismantling or building a vessel.

One of the coverage extensions that we provide under the USL&H Act is for exposures under the Outer Continental Shelf Lands Act (OCSLA). OCSLA is a federal workers’ compensation act that provides access to federal benefits to those offshore workers whose duties include research, exploration, development, extraction of natural resources from fixed platforms attached to the seabed of the Outer Continental Shelf.

In conjunction with our USL&H Act writings, we also underwrite Maritime Employers’ Liability coverage which falls under the Merchant Marine Act of 1920, more commonly known as The Jones Act. This tort liability coverage provides remedies to injured offshore workers, or qualified Jones Act seamen, and satisfies the maritime employer’s obligation to those employees. These remedies include an action against their employer for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.

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

For the year ended December 31, 2008, we received approximately $59.1 million, or 22.3%, of our direct premiums written from our maritime customers. We define a maritime customer as a customer whose total workers’ compensation exposure consists of at least 10% of maritime exposure. When we use the term maritime exposure in this annual report, we refer to exposure under the USL&H Act and its extensions, including the OCSLA; the Jones Act; or both. Not all of the gross premiums written from our maritime customers are for maritime exposures. For the year ended December 31, 2008, approximately 79.6% of our direct premiums written for maritime customers were for maritime exposures. Our experience writing maritime coverage attracts maritime customers for whom we can also write state act and ADR coverage.

Employers Party to Collectively Bargained Workers’ Compensation Agreements

We also provide workers’ compensation coverage for employers, particularly in the construction industry in California, that are party to collectively bargained workers’ compensation agreements with trade unions, also known as ADR programs. These programs use informal arbitration instead of litigation to resolve disputes out of court in a negotiated process. ADR insurance programs in California were made possible by legislation passed in 1993 and expanded by legislation passed in 2003. In 2003, these ADR programs became available to all unionized employees in California, where previously they were available only to unionized employees in the construction industry. We are recognized by 18 labor/management programs as authorized to provide coverage for employers that are party to collectively bargained workers’ compensation agreements with trade unions. We are aware of ten states, including California, Florida and Hawaii, that have enabling legislation allowing for the creation of ADR collectively bargained workers’ compensation insurance programs.

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

For the year ended December 31, 2008, we received approximately $47.2 million, or 17.9%, of our direct premiums written from customers who participate in ADR programs. We define an ADR customer as any customer who pays us a premium for providing the customer with insurance coverage in connection with an ADR program. Not all of the gross premiums written from our ADR customers are for ADR exposures. Our experience writing ADR coverage attracts ADR customers for whom we can also write state act and maritime coverage. For the year ended December 31, 2008, approximately 26.5% of our direct premiums written for ADR customers were for ADR exposures. We believe we are a leading provider of the ADR product. As awareness of this product by unions and employers increases over time, we expect to have substantial opportunities for growth in states that have passed enabling legislation.

State Act Customers

We also provide workers’ compensation insurance to employers who are obligated to pay benefits to employees under state workers’ compensation laws. Approximately 80.1% of our state act business is written in Alaska, Arizona, California, Hawaii, Illinois, Louisiana, and Texas. We provide coverage under state statutes that prescribe the benefits that employers are required to provide to their employees who may be injured in the course of their employment. Our policies are issued to employers. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits, medical benefits and hospital expenses. The benefits payable and the duration of these benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. We are one of a few insurance carriers that have a local claim office in Alaska and Hawaii and, as such, we do not need to rely on third party administrators in these two markets.

For the year ended December 31, 2008, we received approximately $158.3 million, or 59.8%, of our direct premiums written from state act customers. We define a state act customer as a customer whose state act exposure arises only under state workers’ compensation laws and is not a maritime customer or an ADR customer.

Customer Concentration

As of December 31, 2008, our largest customer had annual gross premiums written of approximately $3.9 million, or 1.4% of our total in-force premiums as of December 31, 2008. We are not dependent on any single customer, the loss of whom would have a material adverse effect on our business. As of December 31, 2008, we had in-force premiums of $278.8 million. In-force premiums refers to our current annual gross premiums written for all customers that have active or unexpired policies, excluding premiums received from the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”), and represents premiums from our total customer base. Our three largest customers have combined annual gross premiums written of $11.1 million, or 4.0% of our total in-force premiums as of December 31, 2008. We do not expect the size of our largest customers to increase significantly over time. Accordingly, as we grow in the future, we believe our largest customers will account for a decreasing percentage of our total gross premiums written.

Distribution

We distribute our products primarily through independent brokers we have identified as having well-established maritime or construction expertise. As of December 31, 2008, we had a network of approximately 244 appointed insurance brokers. For the year ended December 31, 2008, no broker, excluding PointSure, accounted for more than 5.4% of our direct premiums written. We do not employ sales representatives and make limited use of third-party managing general agents in marketing our coverage to “alternative markets” customers (employers within homogenous classes, such as agriculture and health care). Our managing general agents do not have authority to underwrite or bind coverage.

The licensed insurance brokers with whom we contract are compensated by a commission set as a percentage of premiums. Our standard broker agreement does not contain a commission schedule because all commissions are specifically negotiated as part of our underwriting process. Our ratio of commissions to net premiums earned for the year ended December 31, 2008 was 7.4%, excluding business assumed from the NCCI residual market pool. For the year ended December 31, 2008, the accounts for 116 of our customers, constituting 9.4% of our direct premiums written for that period, were written with no commissions. Brokers do not have authority to underwrite or bind coverage on our behalf, and they are contractually bound by our broker agreement.

We also distribute our products through PointSure, our licensed in-house wholesale insurance broker and third-party administrator. PointSure is a wholly-owned subsidiary of SeaBright. PointSure had approximately 636 sub-producer agreements as of December 31, 2008 compared to 522 as of December 31, 2007, representing an increase of 21.8%. PointSure is authorized to act as an insurance broker under corporate licenses or licenses held by one of its officers in 50 states and the District of Columbia. In addition to enhancing distribution for SeaBright Insurance Company, PointSure provides SeaBright Insurance Company with a cost-effective source of business. It provides the flexibility needed to avoid the costly and time consuming process of appointing brokers directly in both existing and new territories. For the year ended December 31, 2008, excluding premiums for the Washington USL&H Plan, PointSure’s direct premiums written with SeaBright Insurance Company were $42.5 million compared to $43.5 million in 2007 and $33.7 million in 2006.

PointSure acts in a variety of capacities for SeaBright Insurance Company and for third parties. PointSure provides SeaBright Insurance Company with marketing, sales, distribution, and some policyholder services for its brokers that are not directly appointed with SeaBright Insurance Company. PointSure also performs services for third parties unaffiliated with SeaBright. For example, PointSure acts as a third party administrator for self-insured employers and as a wholesale insurance broker for non-affiliated insurance companies. For these services, PointSure receives commissions from insurance carriers and/or brokerage fees on policies placed through PointSure. Incentive commissions may also be received from non-affiliated carriers based on the achievement of certain premium growth, retention and profitability objectives.

The following table provides the geographic distribution of our risks insured as represented by direct premiums written by product for the year ended December 31, 2008, excluding premiums written under the Washington USL&H Plan and which are ceded 100% back to the plan.

	Direct Premiums Written In Year Ended December 31, 2008
		Alternative
		Dispute		General		Percent of
State	Maritime	Resolution	State Act	Liability	Total	Total
	(Dollars in thousands)

Alabama	$779	$1	$1,236	$—	$2,016	*
Alaska	1,908	—	15,334	—	17,242	6.7%
Arizona	31	468	8,573	—	9,072	3.5%
Arkansas	10	26	(27)	—	9	*
California	7,840	38,533	56,019	—	102,392	39.5%
Colorado	4	234	1,006	—	1,244	*
Connecticut	—	—	670	—	670	*
Delaware	—	—	2,941	—	2,941	1.1%
District of Columbia	—	54	236	—	290	*
Florida	4,719	4,427	3,866	—	13,012	5.0%
Georgia	(11)	19	1,053	—	1,061	*
Hawaii	683	1,838	6,929	—	9,450	3.6%
Idaho	111	(83)	88	—	116	*
Illinois	283	—	21,820	—	22,103	8.5%
Indiana	117	—	190	—	307	*
Iowa	26	(21)	233	—	238	*
Kansas	—	32	56	—	88	*
Kentucky	10	—	(117)	—	(107)	*
Louisiana	18,015	2	6,026	—	24,043	9.3%
Maine	—	—	8	—	8	*
Maryland	39	143	1,470	—	1,652	*
Massachusetts	—	—	65	—	65	*
Michigan	147	123	916	—	1,186	*
Minnesota	—	243	177	—	420	*
Mississippi	192	—	812	—	1,004	*
Missouri	85	(30)	925	—	980	*
Montana	36	118	410	—	564	*
Nebraska	2	—	445	—	447	*
Nevada	27	413	1,626	—	2,066	*
New Jersey	486	—	2,729	—	3,215	1.2%
New Mexico	2	63	1,768	—	1,833	*
New York	212	22	178	—	412	*
North Carolina	13	11	364	—	388	*
Ohio	—	—	(17)	—	(17)	*
Oklahoma	1	(2)	514	—	513	*
Oregon	349	68	242	—	659	*
Pennsylvania	540	27	3,342	—	3,909	1.5%
Rhode Island	—	2	—	—	2	*
South Carolina	660	(31)	813	—	1,442	*
Tennessee	97	(2)	1,339	—	1,434	*
Texas	6,228	170	11,391	—	17,789	6.9%
Utah	—	(572)	1,138	—	566	*
Virginia	292	7	964	417	1,680	*
Washington	11,083	—	(510)	—	10,573	4.1%
Wisconsin	—	19	267	—	286	*

Totals	$55,016	$46,322	$157,508	$417	$259,263

Percent of Total	21.2%	17.9%	60.8%	0.1%	100.0%

*	Represents less than 1% of total.

Underwriting

We underwrite business on a guaranteed-cost basis. We also underwrite dividend and loss sensitive plans that make use of retrospective-rating plans and deductible plans. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although the premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated term payroll at the time the policy is issued and the final audited payroll of the customer after the policy expires. Dividend plans allow a policyholder to earn a cash dividend if its individual loss experience is lower than predetermined levels established at the inception of the policy. Policyholder dividends are payable only if declared by the Board of Directors of SeaBright Insurance Company. Loss sensitive plans, on the other hand, provide for a variable premium rate for the policy term. The variable premium is based on the customer’s actual loss experience for claims occurring during the policy period, subject to a minimum and maximum premium. The final premium for the policy may not be known for five to seven years or longer after the expiration of the policy because the premium is recalculated at 12-month intervals beginning six months following expiration of the policy to reflect development on reported claims. Our loss sensitive plans allow our customers to choose to actively manage their insurance premium costs by sharing risk with us. For the year ended December 31, 2008, approximately 79.2% of our direct premiums written came from customers on guaranteed cost plans, 3.0% from customers on dividend plans and the remaining 17.8% from customers on loss sensitive plans.

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

The underwriting of each piece of business begins with the selection process. All of our underwriting submissions are initially sent to the local underwriting office based on the location of the producer. A submission is an application for insurance coverage by a broker on behalf of a prospective policyholder. Our underwriting professionals screen each submission to ensure that the potential customer is a maritime employer, an employer involved in an ADR program, or an employer governed by a state workers’ compensation act with a record of successfully controlling high hazard workers’ compensation exposures. The submission generally must meet a minimum premium size of $75,000, higher for some classes of business, and must not involve prohibited operations. For example, we deem diving, ship breaking, employee leasing and asbestos and lead abatement to be prohibited operations that we generally do not insure. Once a submission passes the initial clearance hurdle, members of our loss control and underwriting departments jointly determine whether to accept the account. If our underwriting department preliminarily decides to accept the account, our loss control department conducts a prospect survey. We require a positive loss control survey before any piece of new business is bound, unless otherwise approved by our underwriting department management. Our loss control consultants independently verify the information contained in the submission and communicate with our underwriters to confirm the decision to accept the account.

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

Our underwriting department is managed by experienced underwriters who specialize in maritime and construction exposures. We have underwriting offices in Seattle, Washington; Orange, California; Anchorage, Alaska; Duluth, Georgia; Houston, Texas; Concord, California; Phoenix, Arizona; Lake Mary, Florida; Radnor,

Pennsylvania; Chicago, Illinois; Needham, Massachusetts; Baton Rouge, Louisiana; and New York City, New York. As of December 31, 2008, we had a total of 82 employees in our underwriting department, consisting of 51 underwriting professionals and 31 support-level staff members. Our underwriting professionals average approximately 23 years of insurance industry experience. We use audits and “authority letters” to help ensure the quality of our underwriting decisions. Our authority letters set forth the underwriting authority for each individual underwriting staff member based on their level of experience and demonstrated knowledge of the product and market. We also maintain a table of underwriting authority controls in our custom-built quote and issue system that is designed to alert underwriters of pricing and coverage conflicts that are outside their granted underwriting authority. These controls compare the underwriter’s authority for premium size, commission level, pricing deviation, plan design and coverage jurisdiction to the terms that are being proposed for the specific policyholder. Proposals that are outside an underwriter’s authority require appropriate review and approval from our senior underwriting personnel, allowing our senior underwriting personnel to mentor and manage the individual performance of our underwriters and to monitor the selection of new accounts.

Loss Control

We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Our loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to effectively promote a safe workplace. Our loss control staff has extensive experience developed from years of servicing the maritime and construction industries. Our loss control staff consists of 26 employees as of December 31, 2008, averaging 22 years of experience in the industry. We believe that this experience benefits us by allowing us to serve our customers more efficiently and effectively. Specifically, our loss control staff grades each prospective customer’s safety program elements and key loss control measures, supported with explanations in an internal report to the appropriate underwriter. Our loss control staff prepares risk improvement recommendations as applicable and provides a loss control opinion of risk with supporting comments. Our loss control staff also prepares a customized loss control service plan for each policyholder based upon identified servicing needs.

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

We have loss control staff located within, or in close proximity to, our offices in Anchorage, Alaska; Atlanta, Georgia; Baton Rouge, Louisiana; Chicago, Illinois; Honolulu, Hawaii; Houston, Texas; Orange, California; Lake Mary, Florida; Philadelphia, Pennsylvania; Phoenix, Arizona; San Francisco, California; and Seattle, Washington. The majority of our loss control staff work from resident offices. A network of well-vetted independent consultants provides supplemental loss control service support throughout the country.

Pricing

Our underwriting department determines expected ultimate losses for each of our prospective accounts and renewals using a customized loss-rating model developed by staff actuaries. This loss-rating model projects expected losses for future policy periods by weighing expected losses underlying specific workers’ compensation class codes against our customer’s historical payroll and loss information. Our underwriting department uses these projections to produce an expected loss amount for each account. This loss amount provides the foundation for developing overall pricing terms for the account. After the ultimate expected losses are calculated, our underwriting department determines the appropriate premium for the risk after adding specific expense elements to the expected loss amount, including loss control expenses, commissions, reinsurance cost, taxes and underwriting margins.

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

We monitor the overall price adequacy of all new and renewal policies using a weekly price monitoring report. Our rates upon renewal were down approximately 9.4% in 2008, 16.8% in 2007, and 22.8% in 2006. The reductions were driven primarily by our California business, where rates have declined since 2004 as a result of reform legislation enacted primarily in 2003 and 2004. Following eight straight reductions, totaling 65.1%, in the advisory pure premium rates approved by the California Insurance Commissioner, in 2008, the California Insurance Commissioner approved a 5.0% rate increase effective January 1, 2009, which we adopted. As a result, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2009 were 63.4% lower than the pure premium rates in effect as of July 1, 2003. The California Insurance Commissioner’s rate decisions are advisory only and insurance companies may choose whether or not to adopt the new rates.

Claims

We believe we are particularly well qualified to handle multi-jurisdictional workers’ compensation claims. Our claims operation is organized around our unique product mix and customer needs. We believe that we can achieve quality claims outcomes because of our niche market focus, our local market knowledge and our superior claims handling practices. We have claims staff located in Seattle, Washington; Orange and Concord, California; Anchorage, Alaska; Phoenix, Arizona; Honolulu, Hawaii; Houston, Texas; Lake Mary, Florida; Chicago, Illinois; Duluth, Georgia; and Radnor, Pennsylvania. We also maintain resident claim examiners in San Diego, California, and Western Washington to better serve our client base.

Our maritime claims are handled by our Seattle, Washington and Houston, Texas offices. Upon completion of a thorough investigation, our maritime claims staff is able to promptly determine the appropriate jurisdiction for the claim and initiate benefit payments to the injured worker. We believe our ability to handle both USL&H Act and Jones Act claims in one integrated process results in reduced legal costs for our customers and improved benefit delivery to injured workers.

Claims for our California ADR product are handled by our Orange, California office. Claims for our Hawaii ADR product are handled by our Honolulu, Hawaii office and claims for our Florida ADR product are handled in our Lake Mary, Florida office. By centralizing these claims in key regional locations, we have developed tailored claims handling processes, systems and procedures. We believe this claims centralization also results in enhanced focus and improved claims execution.

Claims for our state act products are handled by our regional claims offices located in Anchorage, Alaska; Phoenix, Arizona; Honolulu, Hawaii; Orange and Concord, California; Houston, Texas; Chicago, Illinois; Lake Mary, Florida; Duluth, Georgia; and Radnor, Pennsylvania. We believe in maintaining a local market presence for our claims handling process. Our regional claims staff has developed a thorough knowledge of the local medical and legal community, enabling them to make more informed claims handling decisions.

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

Having a highly-experienced claims staff with manageable work loads is integral to our business model. Our claims staff is experienced in the markets in which we compete. As of December 31, 2008, we had a total of 72 employees in our claims department, including 54 claim management and technical staff and 18 support-level staff members. Our claims managers and examiners average 21 years of experience in the insurance industry and over 19 years of experience with workers’ compensation coverage. In addition, our in-house claims examiners maintain manageable work loads so they can more fully investigate individual claims, with each claims examiner handling, on average, 101 time loss cases at one time as of December 31, 2008. Our target time loss case load per claims examiner is 125; consequently, we currently have capacity to handle additional claim volume without making additions to our claims staff.

Our claims examiners are focused on early return to work, timely and effective medical treatment and prompt claim resolution. Newly-hired examiners are assigned to experienced supervisors who monitor all activity and decision making to verify skill levels. Like our underwriting department, we use audits and “authority letters” in our claims department to help ensure the quality of our claims decisions. The authority letters set forth the claims handling authority for each individual claims professional based on their level of experience and demonstrated knowledge of the product and market. We believe that our audits are a valuable tool in measuring execution against performance standards and the resulting impact on our business. Our home office audit function conducts an annual review of each claims office for compliance with our best claims handling practices, policies and procedures.

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

We have an electronic claims management system that we believe enables us to provide prompt, responsive service to our customers. We offer a variety of claim reporting options, including telephone, facsimile, e-mail and online reporting from our website. This information flows into Compass, our automated claims management system.

In those states where we do not have claims staff, we have made arrangements with local third party administrators to handle state act claims only. As of December 31, 2008, approximately 98% of our time loss claims were being handled in-house as opposed to being handled by third-party administrators. To help ensure the appropriate level of claims expertise, we allow only our own claims personnel to handle maritime claims, regardless of where the claim occurs.

Until July 2008, Broadspire Services, a third-party claims administrator, handled losses associated with a small run-off book of business acquired in the Acquisition. “Run-off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. In July 2008, we assumed the responsibility for servicing all remaining open claims. As of December 31, 2008, there were 65 open claims in the book of claims we acquired in the Acquisition, compared to 87 open claims at December 31, 2007. Outstanding loss reserves related to claims we assumed in the Acquisition totaled $9.9 million (gross) and $5.3 million (net of reinsurance) at December 31, 2008.

Loss Reserves

We maintain amounts for the payment of claims and expenses related to adjusting those claims. Unpaid losses are estimates at a given point in time of amounts that an insurer expects to pay for claims which have been reported and for claims which have occurred but are unreported. We take into consideration the facts and circumstances for each claim file as then known by our claims department, as well as actuarial estimates of aggregate unpaid losses and loss expenses.

Our unpaid losses consist of case amounts, which are for reported claims, and amounts for claims that have been incurred but have not yet been reported (sometimes referred to as “IBNR”) as well as adjustments to case amounts for ultimate expected losses. The amount of unpaid loss for reported claims is based primarily upon a claim-by-claim evaluation of coverage, liability or injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts for unreported claims and unpaid loss adjustment expenses are determined using historical information, adjusted to current conditions using actuarial judgment. Unpaid loss adjustment expense is intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. The amount of loss reserves is determined by us on the basis of industry information, historical loss information and anticipated future conditions. A loss reserve committee, comprised of senior executives from our Executive, Actuarial, Underwriting, Claims and Finance departments, meets quarterly to review our loss reserves and to make necessary recommendations regarding such amounts. Although we review our loss reserve estimates on a quarterly basis and believe that our estimates at any point in time are reasonable and appropriate, loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

We consider the following factors to be especially important at this time because they increase the variability risk factors in our current loss reserves:

•	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

•	At December 31, 2008, approximately $108.2 million, or 45.6%, of our direct loss reserves were related to business written in California. The California workers compensation benefit system experienced significant reform activity in 2002 through 2004 which has resulted in uncertainty regarding the impact of the reforms on loss reserves. In addition, several of the reforms face ongoing challenges in the California court system.

We review the following significant components of loss reserves on a quarterly basis:

•	IBNR reserves for pure losses, which includes amounts for the medical and indemnity components of the workers’ compensation claim payments, net of subrogation recoveries and deductibles;

•	IBNR reserves for defense and cost containment expenses (“DCC”), also referred to as allocated loss adjustment expenses (“ALAE”), net of subrogation recoveries and deductibles;

•	reserve for adjusting and other expenses, also known as unallocated loss adjustment expense (“ULAE”); and

•	reserve for loss based assessments, also referred to as the “8F reserve” in reference to Section 8, Compensation for Disability, subsection (f), Injury increasing disability, of the USL&H Act.

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

In light of our short operating history and uncertainties concerning the effects of recent legislative reforms, specifically as they relate to our California workers’ compensation experience, actuarial techniques are applied that use historical experience of our predecessor as well as industry information in the analysis of loss reserves. It should be noted that a continuity of management and adjusting staff exists between us and our predecessor. These techniques recognize, among other factors:

•	our claims experience and that of our predecessor;

•	the industry’s claim experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation and/or deflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	legislative reforms affecting workers’ compensation, including pricing levels;

•	the overall environment in which insurance companies operate; and

•	trends in claim frequency and severity.

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

The Bornheutter-Ferguson method blends the loss development and expected loss ratio methods by assigning partial weight to the initial expected losses, calculated from the expected loss ratio method, with the remaining weight applied to the actual losses, either paid or incurred. The weights assigned to the initial expected losses decrease as the accident year matures.

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

ULAE reserves are estimated using a standard paid ULAE to paid loss approach applied to gross loss and ALAE reserves. At December 31, 2008, the selected paid ULAE to paid loss ratio was based on experience from calendar years 2004 through 2008.

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning balance:
Unpaid loss and loss adjustment expense	$250,085	$198,356	$142,211
Reinsurance recoverables	(14,034)	(13,504)	(13,745)

Net balance, beginning of year	236,051	184,852	128,466

Incurred related to:
Current year	168,559	162,017	130,124
Prior years	(24,978)	(34,080)	(22,811)
Receivable under adverse development cover	(1,646)	248	571

Total incurred	141,935	128,185	107,884

Paid related to:
Current year	(42,253)	(35,480)	(23,196)
Prior years	(63,583)	(41,258)	(27,731)

Total paid	(105,836)	(76,738)	(50,927)

Receivable under adverse development cover	1,646	(248)	(571)

Net balance, end of year	273,796	236,051	184,852
Reinsurance recoverables	18,231	14,034	13,504

Unpaid loss and loss adjustment expense	$292,027	$250,085	$198,356

Our practices for determining loss reserves are designed to set amounts that in the aggregate are adequate to pay all claims at their ultimate settlement value. Our loss reserves are not discounted for interest or other factors.

The figures in the above table include the development of the KEIC loss reserves. See the discussion under the heading “Our History” in this Item 1. Prior to the Acquisition, KEIC had a limited operating history writing small business workers’ compensation policies in California and had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In an effort to minimize our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition, we entered into various protective arrangements in connection with the Acquisition, including the adverse development cover and the collateralized reinsurance trust. See “Loss Reserves — KEIC Loss Reserves” in this Item 1. For a discussion of the development of KEIC’s loss reserves and related matters, see the discussion under the following heading “KEIC Loss Reserves.”

SeaBright Insurance Company Loss Reserves

SeaBright Insurance Company began writing insurance policies on October 1, 2003. Shown below is the loss development related to policies written from 2003 through 2008. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2004 it was estimated that $46.0 million would be sufficient to settle all claims not already settled that had occurred through that date, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, by December 31, 2008 (four years later) $27.0 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2004. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $41.0 million is the re-estimated gross loss reserve, including payments, as of December 31, 2008.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2008, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $5.0 million is the cumulative redundancy as of December 31, 2008.

Analysis of SeaBright Loss Reserve Development

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008
	(In thousands)

Gross liability as originally estimated:	$2,054	$45,981	$122,625	$180,929	$232,538	$275,942
Gross cumulative payments as of:
One year later	609	11,693	25,691	39,744	62,308
Two years later	1,087	18,814	39,916	62,963
Three years later	1,574	23,329	49,616
Four years later	1,685	26,987
Five years later	1,803
Gross liability re-estimated as of:
One year later	2,819	42,499	99,740	146,686	213,277
Two years later	3,453	36,428	85,850	140,161
Three years later	3,314	37,957	83,396
Four years later	3,354	41,030
Five years later	3,408
Cumulative redundancy/(deficiency):	(1,354)	4,951	39,229	40,768	19,261

The $1.4 million of adverse development on 2003 reserves is due to the small base of claims and losses from the NCCI pool. Aside from 2003, we have experienced significant redundancies in our year-end reserves as a result of the uncertainty around claim cost reductions resulting from significant legislative reforms enacted in California, primarily in 2003 and 2004, and, to a lesser extent, in other states. In 2006, we reduced our direct loss reserves by $20.4 million, of which approximately $14.6 million related to accident year 2005 and approximately $5.8 million related to accident year 2004. In 2007, we reduced our direct loss reserves by $27.7 million, of which approximately $17.3 million related to accident year 2006 and approximately $11.6 million related to accident year 2005. In 2008, we reduced our direct loss reserves by $19.7 million, of which approximately $11.6 million related to accident year 2007 and approximately $5.1 million related to accident year 2006. Approximately $3.0 million related to accident years 2005 and prior. For further discussion of the considerations and methodology relating to the estimation of our unpaid loss and loss adjustment expenses, see the related discussion under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in Part II, Item 7 of this annual report.

KEIC Loss Reserves

Shown below is the loss development from 2000 through 2008 related to KEIC policies written from 2000 through 2002. The last direct policy written by KEIC was effective in May 2002 and expired in May 2003. KEIC has claim activity in accident years 2000, 2001, 2002 and 2003. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated.

For example, as of December 31, 2001, it was estimated that $14.5 million would be sufficient to settle all claims not already settled that had occurred prior to December 31, 2001, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, by December 31, 2008 (seven years later) $13.4 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2001. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, $18.8 million is the re-estimated gross loss reserve, including payments, as of December 31, 2008.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2008, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, $4.3 million is the cumulative deficiency as of December 31, 2008.

Analysis of KEIC Loss Reserve Development

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In thousands)

Gross liability as originally estimated:	$3,258	$14,458	$30,748	$27,677	$22,248	$17,497	$14,126	$13,261	$10,508
Gross cumulative payments as of:
One year later	723	7,525	(4,130)	6,815	4,822	2,998	2,184	1,843
Two years later	2,070	4,443	2,283	11,637	7,820	5,182	4,027
Three years later	1,438	8,107	6,884	14,635	10,004	7,025
Four years later	1,792	10,312	9,651	16,819	11,847
Five years later	2,304	11,701	11,552	18,662
Six years later	2,584	12,646	13,314
Seven years later	2,712	13,408
Eight years later	2,858
Gross liability re-estimated as of:
One year later	3,013	19,562	23,374	29,063	23,319	17,124	15,445	12,351
Two years later	3,426	17,523	23,321	29,134	21,946	18,444	14,535
Three years later	3,329	18,138	23,739	28,761	23,266	17,533
Four years later	3,235	19,068	23,136	30,081	22,355
Five years later	3,394	18,465	24,237	29,170
Six years later	3,391	18,666	22,878
Seven years later	3,798	18,757
Eight years later	4,004
Cumulative redundancy/(deficiency):	(746)	(4,299)	7,870	(1,493)	(107)	(36)	(409)	910

Prior to the Acquisition, KEIC had a limited operating history writing small business workers’ compensation policies in California. As of September 30, 2003, the acquired book of business related to KEIC had gross reserves of $25.9 million and net reserves of $16.0 million. The September 30, 2003 gross and net liabilities re-estimated as of December 31, 2008 are $31.0 million and $19.7 million, respectively. The adverse development on gross reserves of $5.1 million and net reserves of $3.7 million has been recorded subsequent to September 30, 2003. The adverse development on the net reserves is subject to the adverse development cover. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in this Item 1.

The acquired book of business related to KEIC had gross reserves of $10.5 million as of December 31, 2008. These reserves represent a potential liability to us if the protective arrangements that we have established prove to be inadequate. Our initial source of protection is our external reinsurance, which is described under the heading “Reinsurance” in this Item 1. The total reserves net of external reinsurance at December 31, 2008 were $5.9 million. The ceded reserves of $4.6 million as of December 31, 2008 are subject to collection from our external reinsurers. To the extent we are not able to collect on our reinsurance recoverables, these liabilities become our responsibility. See the discussion under the heading “Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report.

The net reserves as of December 31, 2008 of $5.9 million are subject to the various protective arrangements that we entered into in connection with the Acquisition. Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies with an average annual premium size of approximately $4,100 per customer. KEIC had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In light of the deteriorating financial condition of LMC and its affiliates, we entered into a number of protective arrangements in connection with the Acquisition for the purpose of minimizing our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations. The protective arrangements we established included a commutation agreement, an adverse development cover and a collateralized reinsurance trust.

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

As of December 31, 2008, we had recorded a receivable of approximately $4.2 million for adverse loss development under the adverse development cover since the date of the Acquisition. The balance in the trust account, including accumulated interest, totaled approximately $2.8 million at December 31, 2008. In accordance with the Trust minimum balance requirements described above, in March 2009, we submitted a request to LMC to increase the balance in the Trust to 102% of its obligations under the adverse development cover. We continue to assess the reasonableness of reserves related to this business and believe that the Trust balance at December 31, 2008, together with the additional amount requested in March 2009, is adequate to cover LMC’s present liability to us for adverse development.

Due to the distressed financial condition of LMC and its affiliates, LMC is no longer writing new business and is now operating under a voluntary run-off plan which has been approved by the Illinois Division of Insurance. If LMC is placed into receivership, various of the protective arrangements, including the adverse development cover, the collateralized reinsurance trust and the commutation agreement, could be adversely affected. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Division of Insurance would have control of the assets of LMC. In addition, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover the $13.0 million payment made by LMC to us under the commutation agreement or the funds deposited by LMC into the collateralized reinsurance trust under applicable voidable preference or fraudulent transfer laws. See “Risks Related to Our Business — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in Part I, Item 1A of this annual report.

If LMC is placed into receivership in the near future, we will be responsible for the amount of any adverse development of KEIC’s loss reserves in excess of the collateral that is then currently available to us, including the $2.8 million on deposit as of December 31, 2008 and any future amounts deposited in the collateralized reinsurance trust. For example, if LMC is placed into receivership at a time when the amount on deposit in the collateralized reinsurance trust is deficient by $1.0 million, we would have to absorb that amount. Because the $13.0 million that we received under the commutation agreement was not discounted for present value at the time of payment, the earnings on these funds, if any, will help us to absorb any adverse development on KEIC’s loss reserves in excess of amounts on deposit under the collateralized reinsurance trust. We believe that there are several factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver, but if a receiver is successful under applicable voidable preference and fraudulent transfer laws in recovering from us the collateral that we received in connection with the Acquisition, those funds would not be available to us to offset any adverse development in KEIC’s loss reserves. See “Our History — Issues Relating to a Potential LMC Receivership” in this Item 1.

Investments

We derive investment income from our invested assets. We invest our statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2008, the amortized cost of our investment portfolio was $536.1 million and the fair value of the portfolio was $531.5 million.

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on the fair value of each category of invested assets as of December 31, 2008.

		Percent of
Category	Fair Value	Total	Yield
	(In thousands)

Fixed income securities:
U.S. Treasury securities	$11,795	2.2%	3.8%
Government sponsored agency securities	24,956	4.7	4.5
Corporate securities	56,493	10.6	4.8
Tax-exempt municipal securities	289,113	54.4	5.6
Mortgage pass-through securities	91,765	17.3	5.5
Collateralized mortgage obligations	3,425	0.6	4.4
Asset-backed securities	44,742	8.4	4.9

Total fixed income securities	522,289	98.2	5.3
Equity securities	8,856	1.7
Preferred stock	360	0.1	3.3

Total investment securities available-for-sale	$531,505	100.0%

Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. We had no direct investments in equity securities at December 31, 2008 or 2007. The average credit rating for our fixed maturity portfolio at December 31, 2008, using ratings assigned by Standard and Poor’s, was AA. The following table shows the ratings distribution of our fixed income and preferred stock portfolio as of December 31, 2008, as a percentage of total fair value.

Percentage of
Total Fair
Rating	Value

“AAA”	42%
“AA”	37
“A”	19
“BBB” and lower	2

Total	100%

The following table shows the composition of our fixed income securities and preferred stock by remaining time to maturity at December 31, 2008. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions.

		Percentage of
		Total
Remaining Time to Maturity	Fair Value	Fair Value
	(In thousands)

Due in one year or less	$19,562	3.7%
Due after one year through five years	163,420	31.3
Due after five years through ten years	153,348	29.3
Due after ten years	46,387	8.9
Securities not due at a single maturity date	139,932	26.8

Total fixed income securities and preferred stock available-for-sale	$522,649	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment grade fixed income securities. Our investment portfolio is managed by a registered investment advisory firm. We pay a variable fee based on assets under management. Our Board of Directors has established investment guidelines and periodically reviews portfolio performance for compliance with our guidelines. Our investment policy currently allows for investment of at least 90% of the portfolio in core investment grade fixed income securities, up to 7.5% in common stocks (up to 6% domestic and 1.5% international) and up to 5% in convertible securities. Our investment policy contains additional limitations and guidelines relating to, for example, sector diversification, duration and credit rating.

We regularly review our investment portfolio for declines in value. A number of criteria are considered during this process, including but limited to the following: (1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the expected recoverability of principal and interest; (3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; (4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and (5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income (loss) on our consolidated statement of changes in stockholders’ equity and comprehensive income and in accumulated other comprehensive income (loss) on our consolidated balance sheets. If declines in fair value are deemed “other than temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statements of operations. Significant changes in the factors considered when evaluating investments for impairment losses, such as those described above, could result in a significant change in impairment losses reported in the financial statements.

In 2008, we recognized other-than-temporary impairment charges of approximately $10.2 million on our investments in preferred stocks (nearly all of which were government-sponsored agency fixed and variable preferred stocks) and approximately $3.2 million on our investment in equity indexed securities exchange-traded funds. As of December 31, 2008, we had eight fixed income securities, six preferred stocks and two investments in equity indexed securities exchange-traded funds with fair values less than 80% of their amortized cost or cost. The unrealized loss related to these securities totaled approximately $4.7 million and was determined to be a temporary impairment. Therefore, no other-than-temporary impairment charge was recorded in the fourth quarter of 2008. As of December 31, 2008, the net unrealized loss on our investment portfolio totaled $4.6 million. No other-than-temporary declines in the fair value of our securities were recorded in 2007 or 2006.

The unprecedented events in the capital and credit markets have resulted in extreme volatility and disruption of the financial markets. Several factors are contributing to the decrease in fair values of our investment portfolio as of December 31, 2008, including the tightening/freezing of credit markets, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions, as well as the current recession. Unrealized losses on fixed maturity securities at December 31, 2008 are principally attributable to widening credit spreads between U.S. Government and investment grade corporate securities. It is possible that we could recognize future impairment losses on some securities we owned at December 31, 2008 if future events, information and the passage of time cause us to determine that a decline in value is other-than-temporary.

We had no direct exposure to sub-prime mortgage exposure in our investment portfolio as of December 31, 2008 and less than $1.0 million of indirect exposure to sub-prime mortgages. The average credit quality of our $293.8 million fixed income municipal portfolio was AA/AA− (AA/AA−based on the issuers’ underlying ratings). Insured municipal bonds totaled $208.6 million and had a weighted average credit rating of AA/AA− (AA− based on the issuers’ underlying ratings). The remaining $85.2 million in uninsured municipal bonds carried a weighted average credit rating of AA/AA−. As of December 31, 2008, our municipal portfolio had no single lot size exceeding 1.1% of the total. Consequently, we do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

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

Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A−” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. All of the reinsurers included in our current excess-of-loss reinsurance program at December 31, 2008 had A.M. Best ratings of “A−” or higher.

Our Excess of Loss Reinsurance Treaty Program

Excess of loss reinsurance is reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the upper limit of the program reverts to the ceding company, or the company seeking reinsurance. The ceding company also bears the credit risk of a reinsurer’s insolvency. In the ordinary course of our business, we entered into a new workers’ compensation and employers’ liability excess of loss reinsurance treaty program effective October 1, 2008, whereby our reinsurers are liable for the ultimate net losses in excess of $0.75 million for the business we write, up to a $85.0 million limit and subject to additional exclusions and limits, including those described below. We have reviewed the terms of our excess of loss reinsurance agreements and have concluded that they provide sufficient transfer of risk and meet other requirements necessary to qualify them for reinsurance accounting under Statement of Financial Accounting Standards (“SFAS”) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, and related pronouncements. The agreements for the current reinsurance program expire on October 1, 2009, at which time we expect to renew the program. The program provides coverage in seven layers and applies to losses occurring between October 1, 2008 and October 1, 2009 for business written by us and classified as workers’ compensation, employers’ liability and maritime employers’ liability, except in the case of the fourth through seventh layers, when classified by us as ocean marine. The second, third and fourth layers also include general liability coverage. In order for coverage to attach, we must report all losses to our reinsurers before October 1, 2016 or, in the case of general liability losses, by October 1, 2019.

The first reinsurance layer, of which we decided to place only 50%, affords coverage up to $0.5 million for each loss occurrence in excess of $0.5 million for each loss occurrence. The aggregate limit for all claims under the first layer is $17.0 million. In addition, under the first layer of reinsurance, there is a sub-limit of $1.5 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to in this annual report as the “Terrorism Risk Act”); and maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii), or $5.0 million where case law provides for unlimited coverage.

The second layer affords coverage up to $1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence. The aggregate limit for all claims under the second layer is $10.0 million. In addition, under the second layer of reinsurance, there is a sub-limit of $2.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act; a sub-limit of $1.0 million for losses caused by occupational disease or other disease or cumulative trauma; maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii), or $5.0 million where case law provides for unlimited coverage; and a sub-limit of $1.0 million per policy, per occurrence for general liability losses.

The third layer affords coverage up to $3.0 million for each loss occurrence in excess of $2.0 million for each loss occurrence. The aggregate limit for all claims under the third layer is $12.0 million. In addition, the third layer has a sub-limit of $6.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act; a sub-limit of $3.0 million for losses caused by occupational disease or other disease or cumulative trauma; maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii), or

$5.0 million where case law provides for unlimited coverage; and a sub-limit of $2.0 million per policy, per occurrence for general liability losses.

The fourth layer affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence. The aggregate limit for all claims under the fourth layer is $15.0 million. In addition, the fourth layer has a sub-limit of $5.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act; a sub-limit of $2.0 million per policy, per occurrence for general liability losses; and maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii).

The fifth, sixth and seventh layers in our excess of loss reinsurance treaty program afford coverage up to $75.0 million for each loss occurrence in excess of $10.0 million. The fifth layer affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence, subject to an aggregate limit of $20.0 million. The fifth layer has a sub-limit of $10.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act. The sixth layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence, subject to an aggregate limit of $60.0 million. The sixth layer has a sub-limit of $30.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act. The seventh layer affords coverage up to $35.0 million for each loss occurrence in excess of $50.0 million for each loss occurrence, subject to an aggregate limit of $70.0 million. The seventh layer has a sub-limit of $35.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act. Under the fifth, sixth and seventh layers, the maximum amount applicable to the ultimate net loss for any one loss suffered by any one employee is $7.5 million.

Under the reinsurance treaty program, we are required to pay our reinsurers an aggregate deposit premium of approximately $15.5 million for the term of the agreements. The agreements for the first, second, third and fourth layers in our excess of loss reinsurance treaty program have profit-sharing provisions allowing us to commute the treaties, solely at our discretion and within 24 months following expiration, in return for payment by the reinsurers of a portion of the reinsurers’ profit on the treaty, calculated according to the terms of the contract. For example, in 2008, we commuted the three lower layer treaties (covering losses from $0.5 million to $10.0 million) in our 2005-2006 reinsurance program in return for a profit commission of approximately $2.3 million from the reinsurers. As part of the commutation, we assume all losses occurring in that treaty year up to an incurred amount of $10.0 million. In addition, under each layer of our reinsurance treaty program, we are required to pay to our reinsurers the pro rata share of the amount, if any, by which any financial assistance paid to us under the Terrorism Risk Act for acts of terrorism occurring during any one program year, combined with our total private-sector reinsurance recoveries for those acts of terrorism, exceeds the amount of insured losses paid by us for those acts of terrorism.

Under each layer of our reinsurance treaty program, we may terminate any reinsurer’s share under the applicable agreement at any time by giving written notice to the reinsurer under certain circumstances, including if the reinsurer’s A.M. Best rating is downgraded below “A−” and/or its Standard & Poor’s rating is downgraded below “BBB+”. As of December 31, 2008, there had been no such downgrades of reinsurers in our current reinsurance treaty program. Each layer of our reinsurance treaty program includes various exclusions in addition to the specific exclusions, including an exclusion for war in specified circumstances, an exclusion for reinsurance assumed and exclusions for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire.

Please refer to Note 8 of the consolidated financial statements in Part II, Item 8 of this annual report for a listing of participants in our current excess of loss reinsurance treaty program and a listing of our top ten reinsurers, based on net amount recoverable, as of December 31, 2008.

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

Competition

We operate in niche markets where we believe we have few competitors with a similar focus. The insurance industry in general is highly competitive and there is significant competition in the national workers’ compensation industry. Competition in the insurance business is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. Many of the insurers with whom we compete have significantly greater financial, marketing and management resources and experience than we do. In addition, our competitive advantage may be limited due to the small number of insurance products that we offer. Some of our competitors have additional competitive leverage because of the wide array of insurance products they offer. For example, it may be more convenient for a potential customer to purchase numerous types of insurance products from one insurance carrier. We do not offer a wide array of insurance products due to our targeted market niches, and we may lose potential customers to our larger, more diverse competitors as a result. We may also compete with new market entrants in the future.

While more than 400 insurance companies participate in the national workers’ compensation market, our competitors are relatively few in number because we operate in niche markets. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Our primary competitors vary slightly based on the type of product and by region. We have a number of competitors that limit their writings on a geographic basis. For our maritime product, our primary competitors are American International Group (“AIG”), American Longshore Mutual Association Ltd. and Signal Mutual Indemnity Association Ltd. Additional competitors by region are Alaska National Insurance Company in our Western Region; Louisiana Workers Compensation Company (“LWCC”) and Texas Mutual in our Gulf Region; and Liberty Mutual in our Northeastern Region. For our state act construction product, our primary competitors are AIG, Zurich and Liberty Mutual in all of our regions. Additional competitors by region are State Compensation Insurance Fund of California (“SCIF”), Arizona State Fund and Travelers in our Western Region; Texas Mutual, LWCC and Amerisafe in our Gulf Region; Acuity Group in our Midwestern Region; Hartford and PMA in our Northeastern Region; and Bridgefield, FCCI, Amerisafe and Zenith in our Southeastern Region . For our ADR product, our primary competitors are AIG, Zurich and SCIF. In Hawaii, our primary competition is AIG and Hawaii Employers Mutual Insurance Company.

We believe our competitive advantages are our strong reputation in our niche markets, our local knowledge in the markets where we operate, our specialized underwriting expertise, our client-driven claims and loss control service capabilities, our focus on niche markets, our loyal brokerage distribution, our low operating expense ratio and our customized computer systems. In addition to these competitive advantages, we offer our maritime customers regulated insurance coverage without the joint-and-several liability associated with coverage provided by offshore mutual organizations.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. We have been rated “A−” (Excellent) by A.M. Best since the completion of the Acquisition. This rating was most recently affirmed in January 2009. An “A−” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.

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

On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 was enacted. In 2005, this law was extended and amended. The Terrorism Risk Act is designed to ensure the availability of insurance coverage for losses resulting from certain acts of terror in the United States of America. As extended in 2005, the law established a federal assistance program through the end of 2007 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and required such companies to offer coverage for certain acts of terrorism. On December 26,

2007, President George W. Bush signed an Extension Bill which extended the Terrorism Risk Act to December 31, 2014. The terms and conditions applying during each of the extension years are essentially the same as those applied during 2007, except that acts of terror perpetrated on behalf of domestic, as well as foreign, persons or interests are now subject to the Terrorism Risk Act. By law, SeaBright Insurance Company may not exclude coverage for terrorism losses from its workers’ compensation policies. Although SeaBright Insurance Company is protected by federally funded terrorism reinsurance to the extent provided for in the Terrorism Risk Act, there are limitations and restrictions on this protection, including a substantial deductible that must be met, which could have an adverse effect on our financial condition or results of operations. Potential future changes to the Terrorism Risk Act could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

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

Our workers’ compensation operations are subject to legislative and regulatory actions. In California, where we have our largest concentration of business, significant workers’ compensation legislation was enacted twice in recent years. Effective January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. In September 2003 and April 2004, workers’ compensation legislation was enacted in California with the principal objective of reducing costs. The legislation contains provisions which primarily seek to reduce medical costs and does not directly impact indemnity payments to injured workers. The principal changes in the legislation that impact medical costs are as follows: 1) a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment; 2) a limitation on the number of chiropractor or physical therapy office visits; 3) the introduction of medical utilization guidelines; 4) a requirement for second opinions on certain spinal surgeries; and 5) a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician. Since the passage of the 2003 and 2004 reforms, bills have been introduced to roll back many areas of significant reform. Some compromise measures have succeeded. For example, on October 13, 2007, new legislation became effective that removed caps on physical therapy but only when the administrative director adopts new guidelines for occupational therapy and chiropractic care for post-surgical care. On September 30, 2008 the Governor of California vetoed a Workers’ Compensation bill that would have substantially increased the permanent disability indemnity benefits to qualified injured workers by increasing the number of weeks such benefits are paid. The Governor also vetoed bills that would have: removed the December 31, 2009 “sunset” date permitting employees to pre-designate their personal physician for on the job injuries; required physicians performing utilization review to be licensed in California; and prohibited race, religious creed, color, national origin or various other factors from being considered in the apportionment of permanent disability.

In 2008, the California Division of Workers’ Compensation recommended changes to the formula used to determine permanent disability compensation awards for dates of injury on or after January 1, 2009. Although a series of public hearings were held to solicit public feedback on the proposed changes, it remains unclear if and when changes will be implemented.

From 2003 to 2008, we experienced significant reductions in our California premium rates. In 2007, in response to continued reductions in California workers’ compensation claim costs, we reduced our rates by an average of 14.2% for new and renewal insurance policies written in California on or after July 1, 2007. This was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On August 15, 2008, the Workers’ Compensation Insurance Rating Bureau of California ( the “WCIRB”) submitted a filing with the California Insurance Commissioner recommending a 16.0% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2009. The filing was based on a review of loss and loss adjustment experience through March 31, 2008. On October 24, 2008, the California Insurance Commissioner approved a 5.0%

increase in advisory pure premium rates effective January 1, 2009. With the California Department of Insurance’s approval, we adopted this 5.0% increase effective January 1, 2009.

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

Illinois and California have also adopted laws substantially similar to the NAIC’s “risk based capital” (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These RBC requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2008, the capital and surplus of SeaBright Insurance Company exceeded 200% of the RBC requirements.

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

The 2008 IRIS results for SeaBright Insurance Company showed no results outside the “usual” range for such ratios, as such ranges are determined by the NAIC.

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

PointSure

The brokerage and third party administrator activities of PointSure are subject to licensing requirements and regulation under the laws of each of the jurisdictions in which it operates. PointSure is authorized to act as an insurance broker under firm or officer licenses in 50 states and the District of Columbia. PointSure’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. PointSure therefore devotes significant effort toward maintaining its licenses to ensure compliance with a diverse and complex regulatory structure.

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

Employees

As of December 31, 2008, we had 316 full-time equivalent employees. We have employment agreements with some of our executive officers, which are described in our proxy statement for the 2009 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We believe that our employee relations are good.

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

If we waive or substantially change any material provision of our Code of Ethics for Senior Financial Employees, we will disclose that fact on our website within four business days of the waiver or change. Information on our website is not part of this annual report or any other report filed with the SEC.

Certifications

We have filed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report on Form 10-K for the fiscal year ended December 31, 2008. We intend to submit the initial annual CEO certification regarding compliance with the New York Stock Exchange’s corporate governance listing standards no later than 30 days after the 2009 Annual Meeting of Stockholders, in accordance with Section 303A.12 of the New York Stock Exchange’s listing standards.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	greater frequency or severity of claims and loss activity, including as a result of catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	our dependency on a concentrated geographic market;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	potential downgrades in our rating or changes in rating agency policies or practices;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	unexpected issues relating to claims or coverage and changes in legal theories of liability under our insurance policies;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in financial and capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our executive officers or other key personnel;

•	our inability to raise capital in the future;

•	our status as an insurance holding company with no direct operations;

•	our reliance on independent insurance brokers;

•	increased assessments or other surcharges by states in which we write policies;

•	our potential exposure to losses if LMC were to be placed into receivership;

•	the effects of acquisitions that we may undertake;

•	failure of our customers to pay additional premium under our retrospectively rated policies;

•	the effects of acts of terrorism or war;

•	cyclical changes in the insurance industry;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation and other factors.

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

If we fail to accurately assess the risks associated with the businesses we insure, our loss reserves may be inadequate to cover our actual losses and we may fail to establish appropriate premium rates. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made, with increases in our loss reserves resulting in a charge to our earnings and a reduction of our statutory surplus.

Our loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimatation process are the average cost of claims over time, which we refer to as severity trends, including the increasing level of medical, legal and rehabilitation costs, and costs associated with fraud or other abuses of the medical claim process; frequency of claims; the length of time to achieve ultimate resolution; judicial theories of liabilities; and other third-party factors beyond our control. If there are unfavorable changes in severity trends, we may need to increase our loss reserves, as described above.

Our operations could be significantly affected by the severe downturn in the U.S. economy.

Our operations and financial performance may be impacted by changes in the U.S. economy. The significant downturn in the U.S. economy during the fourth quarter of 2008 led to lower reported payrolls, which has had a negative impact on our gross premiums written. If our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that we charge, would be reduced, and if our customers cease operations, they will not renew their policies. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. A prolonged recession could further reduce payrolls, which could have a significant negative impact on our business, financial condition or results of operations.

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California, Illinois and Louisiana. Any single catastrophe or other condition affecting losses in these states could adversely affect our results of operations.

Our business is concentrated in California (approximately 39.5% of direct premiums written for the year ended December 31, 2008), Louisiana (approximately 9.3% of direct premiums written for the same period) and Illinois (approximately 8.5% of direct premiums written for the same period). Accordingly, unfavorable business, economic or regulatory conditions in those states could negatively impact our business. For example, California, Louisiana and Illinois are states that are susceptible to severe natural perils, such as tsunamis, earthquakes, tornados and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in those states. Although geographic concentration has not adversely affected our business in the past, we may in the future be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. This concentration of our business could have a material adverse effect on our financial condition or results of operations.

If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected.

We buy reinsurance coverage to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. In the ordinary course of our business we participate in a workers’ compensation and employers’ liability excess of loss reinsurance treaty program covering all of the business that we write or renew pursuant to which our reinsurers are liable for varying percentages of the ultimate net losses in excess of $0.75 million for the business we write, up to a $85.0 million limit, subject to certain exclusions and limitations. The treaty program provides coverage in several layers. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. For example, each layer of our reinsurance treaty program contains an aggregate limit for all claims under that layer over which our reinsurers will not be liable (e.g., $17.0 million under the first layer, $10.0 million under the second layer and $12.0 million under the third layer). In addition, each layer of our reinsurance treaty program covers acts of terrorism only up to a modest limit (e.g., $1.5 million per occurrence under the first layer, $2.0 million per occurrence under the second layer and $6.0 million under the third layer). Because of these sub-limits and terrorism exclusions included in our treaties, which are common in the wake of the events of September 11, 2001, we have significantly greater exposure to losses resulting from acts of terrorism. The incurrence of higher reinsurance costs and more restrictive terms could materially adversely affect our business, financial condition and results of operations.

The agreements for our current workers’ compensation excess of loss reinsurance treaty program expire on October 1, 2009. Although we currently expect to renew the program upon its expiration, any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. We have not experienced difficulty in qualifying for or obtaining sufficient reinsurance to appropriately cover our risks in the past. We currently have 10 reinsurers participating in our excess of loss reinsurance treaty program, and believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require. However, it is possible that one or more of our current reinsurers could cancel participation, or we could find it necessary to cancel the participation of one of our reinsurers, in our excess of loss reinsurance treaty program. In either of those events, if our reinsurance broker is unable to spread the cancelled or terminated reinsurance among the remaining reinsurers in the program, we estimate that it could take approximately one to three weeks or longer to identify and negotiate appropriate documentation with a replacement reinsurer. During this time, we could be exposed to an increased risk of loss, the extent of which would depend on the volume of cancelled reinsurance.

In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience this problem in the future, our costs would increase and our revenues would decline. As of December 31, 2008, we had $18.5 million of amounts recoverable from our reinsurers, excluding the receivable on our adverse development cover, that we would be obligated to pay if our reinsurers failed to pay us.

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

Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the Illinois Division of Insurance and the California Department of Insurance. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

•	place limitations on our ability to transact business with our affiliates;

•	regulate mergers, acquisitions and divestitures involving our insurance company subsidiary;

•	require SeaBright Insurance Company, PointSure, THM and BWNV to comply with various licensing requirements and approvals that affect our ability to do business;

•	approve or reject our policy coverage and endorsements;

•	place limitations on our investments and dividends;

•	set standards of solvency to be met and maintained;

•	regulate rates pertaining to our business;

•	require assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies;

•	require us to comply with medical privacy laws; and

•	prescribe the form and content of, and examine, our statutory financial statements.

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

In addition, we are impacted by the Terrorism Risk Act and by the Gramm-Leach-Bliley Act of 2002 related to disclosure of personal information. The Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information, and various state laws and regulations addressing privacy issues, require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. The Terrorism Risk Act requires that commercial property and casualty insurance companies offer coverage for certain acts of terrorism and has established a federal assistance program through the end of 2014 to help insurers cover claims arising out of such acts. The Terrorism Risk Act only covers certified acts of terrorism, and the U.S. Secretary of the Treasury must declare the act to be a “certified act of terrorism” for it to be covered under this federal program. In addition, no federal compensation will be paid under the Terrorism Risk Act unless aggregate insured losses from the act for the entire insurance industry exceed certain threshold amounts ($100.0 million for terrorism losses occurring in 2007 and for the remainder of the program). Under this program, the federal government covers 85% of the losses from covered certified acts of terrorism occurring in 2007 and for the remainder of the program on commercial risks in the United States only, in excess of the applicable deductible amount. This deductible is calculated based on a percentage of an affiliated insurance group’s prior year direct earned premiums on commercial lines policies (except for certain excluded lines such as commercial auto) covering risks in the United States. This deductible amount is 20.0% of such premiums for losses occurring in 2007 and subsequent years.

Recently, the financial markets have experienced a period of extreme turmoil, including the bankruptcy, restructuring or sale of certain financial institutions, which resulted in unprecedented intervention by the U.S. federal government, including unprecedented levels of direct investment by the federal government in certain financial and insurance institutions. While the ultimate outcome of governmental initiatives intended to alleviate the recent financial crisis cannot be predicted, it is likely that governmental authorities may seek to exercise their supervisory or enforcement power in new or more robust ways, which could affect our business and the way we manage our capital, and may require us to satisfy increased capital requirements or impose additional restrictions on us.

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

In addition, our competitive advantage may be limited due to the small number of insurance products we offer. Some of our competitors, such as AIG or Zurich, have additional competitive leverage because of the wide array of insurance products they offer. For example, a potential customer may consider it more convenient to purchase multiple types of insurance products from one insurance carrier. We do not offer a wide array of insurance products due to our targeted market niches, and we may lose potential customers to our larger, more diverse competitors as a result.

We have experienced significant reductions in our California premium rates over the past four years. In 2007, in response to continued reductions in California workers’ compensation claim costs, we reduced our rates by an average of 14.2% for new and renewal insurance policies written in California on or after July 1, 2007. This was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On August 15, 2008, the Workers’ Compensation Insurance Rating Bureau of California (the “WCIRB”) submitted a filing with the California Insurance Commissioner recommending a 16.0% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2009. The filing was based on a review of loss and loss adjustment experience through March 31, 2008. On October 24, 2008, the California Insurance Commissioner approved a 5.0% increase in advisory pure premium rates effective January 1, 2009. With the California Department of Insurance’s approval, we adopted this 5.0% increase effective January 1, 2009. If other insurers do not adopt similar rate increases, this rate increase may have a negative effect on our ability to compete in California.

Rate reductions have also been adopted in other states in which we operate. For example, effective January 1, 2008, we adopted the following rate decreases recommended by the National Council for

Compensation Insurance (the “NCCI”): 10.9% in Alaska, 19.3% in Hawaii and 18.4% in Florida. Effective July 1, 2007, we adopted the Louisiana Insurance Commissioner’s recommendation of a 15.8% reduction in Louisiana, which is 2.0% more than the 13.8% rate decrease recommended by the NCCI. On February 5, 2008, the Louisiana Insurance Commissioner approved an NCCI-proposed rate reduction of 8.6%, effective May 1, 2008. On March 7, 2008, after completing a study of our Louisiana loss data, we filed with the Louisiana Insurance Commissioner our new rates reflecting an average reduction of 8.6% from prior rates for new and renewal workers’ compensation insurance policies written in Louisiana on or after May 1, 2008. Effective January 1, 2009, we adopted Alaska’s loss cost decrease of 4.8% and Florida’s rate decrease of 18.6%. Effective January 1, 2009, Hawaii approved a loss cost decrease of 11.6% and we have submitted a filing proposing a decrease of 5.8% to be effective February 1, 2009. If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, the significant downturn in the United States economy generally could cause our investment income to decrease. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The United States’ participation in hostilities with other countries, acts of terrorism or large-scale natural disasters or catastrophic events may further adversely affect the economy generally. These and other factors also affect the capital markets, and, consequently, the value of the securities we own. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders’ equity. Any significant decline in our investment income as a result of rising interest rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders’ equity and our policyholders’ surplus. See “Investments” in Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2008 to sub-prime mortgages and problems currently facing monoline bond insurers.

Recently, the capital markets in the United States and elsewhere have experienced extreme volatility and disruption. We are exposed to significant capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign exchange rates. Our investment portfolio is affected by these recent changes in the capital markets. For example, for the year ended December 31, 2008, we recorded an impairment charge of $13.4 million for other-than-temporary losses related principally to our preferred stock investments and holdings of equity indexed securities exchange-traded funds. In addition, changes in interest rates and credit quality may result in fluctuations in the income derived from, or the valuation of, our fixed income securities. Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investment in asset-backed and mortgage-backed securities, and the risk that issuers in our portfolio may cease operations or other events may cause our investments to become illiquid. Further adverse changes in the capital markets could result in additional other-than-temporary impairments in the future, which may affect our financial condition, or could reduce our investment income, which would adversely affect our results of operations.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our senior management team and key employees, consisting of John G. Pasqualetto, Chairman, President and Chief Executive Officer; Richard J. Gergasko, Executive Vice President — Operations; Robert P. Cuthbert, Senior Vice President, Chief Financial Officer and Assistant Secretary; D. Drue Wax — Senior Vice President, General Counsel and Corporate Secretary; Richard

W. Seelinger, Senior Vice President — Policyholder Services; Marc B. Miller, M.D., Senior Vice President and Chief Medical Officer; Jeffrey C. Wanamaker, Senior Vice President — Underwriting; James L. Borland, III, Vice President and Chief Information Officer; M. Philip Romney, Vice President — Finance, Principal Accounting Officer and Assistant Secretary and Craig A. Pankow, President — PointSure. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. Many of our principal employees possess skills and extensive experience relating to our market niches. Were we to lose any of these employees, it may be challenging for us to attract a replacement employee with comparable skills and experience in our market niches. We have employment agreements with some of our executive officers, which are described in our proxy statement for the 2009 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We do not currently maintain key man life insurance policies with respect to any member of our senior management team or other employees.

We may require additional capital in the future, which may not be available or only available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and loss reserves at levels sufficient to cover losses. We believe that cash provided by operations will satisfy our capital requirements for the foreseeable future. However, because the timing and amount of our future needs for capital will depend on our growth and profitability, we cannot provide any assurance in this regard. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares currently outstanding. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition or results of operations could be materially adversely affected.

Our status as an insurance holding company with no direct operations could adversely affect our ability to pay dividends in the future.

We are a holding company that transacts our business through our operating subsidiaries, SeaBright Insurance Company, PointSure, THM and BWNV. Our primary assets are the stock of these operating subsidiaries. Our ability to pay expenses and dividends depends, in the long run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payment of dividends by SeaBright Insurance Company is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. SeaBright Insurance Company is required to report any ordinary dividends to the Illinois Division of Insurance and the California Department of Insurance prior to the payment of the dividend. In addition, SeaBright Insurance Company is not authorized to pay any extraordinary dividends to us under Illinois or California insurance laws without prior regulatory approval from the Illinois Division of Insurance or the California Department of Insurance. See the discussion under the heading “Regulation — Dividend Limitations” in Part I, Item 1 of this annual report. As a result, at times, we may not be able to receive dividends from SeaBright Insurance Company and we may not receive dividends in amounts necessary to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant. Currently, we do not intend to pay dividends on our capital stock.

We rely on independent insurance brokers to distribute our products.

Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us, as well as our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of licensed insurance brokers that totaled approximately 244 at December 31, 2008. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors, including AIG and Zurich, offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

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

The assets that SeaBright acquired in the Acquisition were acquired from LMC and certain of its affiliates. LMC and its insurance company affiliates are currently operating under a voluntary “run-off” plan approved by the Illinois Division of Insurance. Under the run-off plan, LMC has instituted aggressive expense control measures to reduce its future loss exposure and allow it to meet its obligations to current policyholders. According to LMC’s statutory financial statements, as of and for the year ended December 31, 2008, LMC had a statutory surplus of $113.2 million (unaudited), a decrease of approximately $37.5 million from its surplus of $150.7 million (audited) as of December 31, 2007. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. See the discussion under the heading “Loss Reserves — KEIC

Loss Reserves” in Part I, Item 1 of this annual report. In the event LMC is placed into receivership, our business could be adversely affected in the following ways:

•	A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements.

•	As discussed under “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. At December 31, 2008, the liability of LMC under the adverse development cover was approximately $4.2 million compared to approximately $2.5 million at December 31, 2007. The adverse development in 2008 was due primarily to a reduction in the actuarial estimate for ceded IBNR as a result of changes in selected loss development factors. The balance of the trust account, including accumulated interest, at December 31, 2008 was $2.8 million. In March 2009, we submitted a request to LMC to increase the balance in the Trust to 102% of its obligations under the adverse development cover. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Division of Insurance would have control of the assets of LMC.

•	Some of our customers are insured under Eagle insurance policies that we service pursuant to the claims administration servicing agreement described above. Although SeaBright is a separate legal entity from LMC and its affiliates, including Eagle, Eagle’s policyholders may not readily distinguish SeaBright from Eagle and LMC if those policies are not honored in the event LMC is found to be insolvent and placed into court-ordered liquidation. If that were to occur, our market reputation, credibility and ability to renew the underlying policies could be adversely affected.

•	In connection with the Acquisition, LMC and its affiliates made various transfers and payments to SeaBright, including approximately $13.0 million under the commutation agreement and an initial amount of approximately $1.6 million to fund the collateralized reinsurance trust. In the event that LMC is placed into receivership, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover these payments under applicable voidable preference and fraudulent transfer laws.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

In December 2007, we acquired THM, a provider of medical bill review, utilization review, nurse case management and other related services, and in July 2008 we acquired BWNV, a privately held managing general agent and wholesale insurance broker. We may, from time to time, consider acquiring additional complementary companies or businesses. To do so, we would need to identify suitable acquisition candidates and negotiate acceptable acquisition terms. Pursuit of an acquisition may divert management’s attention and resources, and completion of an acquisition will require use of our capital and may require additional financing. If we complete additional acquisitions, we may have difficulty integrating acquired businesses into our existing businesses, which could adversely affect our operations, particularly in the fiscal quarters immediately following the acquisition as they are integrated into our operations.

If we are unable to collect future retrospective premium adjustments under our retrospectively rated policies, our financial position and results of operations may be adversely affected.

Retrospectively rated policies accounted for approximately 11.0% and 11.9% of direct premiums written in the years ended December 31, 2008 and 2007, respectively. Beginning six months after the expiration of the relevant insurance policy, and annually thereafter, we recalculate the premium payable during the policy term based on the current value of the known losses that occurred during the policy term. While the typical retrospectively rated policy has around five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write off the related amounts, which could impact our financial position and results of operations.

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

The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	competition;

•	decreased demand for our products;

•	rising levels of loss costs that we cannot anticipate at the time we price our products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	changes in the level of reinsurance capacity and capital capacity;

•	changes in the amount of loss reserves resulting from new types of claims and new or changing judicial interpretations relating to the scope of insurers’ liabilities; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested assets and may impact the ultimate payout of losses.

The availability of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. During 1998, 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of our predecessor to increase premiums. Beginning in 2001, we witnessed a decrease in pricing competition in the industry, which enabled us to raise our rates. Although rates for many products increased from 2000 to 2003, legislative reforms caused premium rates in certain states, including California, to decrease in 2004 through 2008, and rates may continue to decrease. In addition, the availability of insurance has and may continue to increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may perpetuate rate decreases. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality may cause the price of our securities to be volatile.

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

In addition, the stock market has recently experienced substantial price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of companies whose shares are traded. The trading price of shares of our common stock may decrease if our future operating results fail to meet or exceed the expectations of market analysts and investors or current economic or market conditions persist or worsen.

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

Our principal executive offices are located in approximately 36,000 square feet of leased office space in Seattle, Washington. We also lease office space consisting of approximately 2,500 square feet in Anchorage, Alaska; 2,600 square feet in Baton Rouge, Louisiana; 5,650 square feet in Chicago, Illinois; 6,100 square feet in Concord, California; 4,000 square feet in Duluth, Georgia; 5,700 square feet in Henderson, Nevada; 2,650 square feet in Honolulu, Hawaii; 3,300 square feet in Houston, Texas; 3,400 square feet in Lake Mary, Florida; 3,700 square feet in Needham, Massachusetts; 8,300 square feet in Orange, California; 6,260 square feet in Phoenix, Arizona; 3,900 square feet in Radnor, Pennsylvania; 8,800 square feet in Santa Ana, California; and executive suites in New York, New York; New Orleans, Louisiana; and Yucca Valley, California. We conduct claims and underwriting operations in our branch offices, with the exception of our Honolulu office, where we conduct only claims and loss control operations. We do not own any real property. We consider our leased facilities to be adequate for our current operations.

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

Our common stock has been quoted on the New York Stock Exchange under the symbol “SBX” since November 6, 2008 and, prior to that, was traded on the NASDAQ Global Select Market under the symbol “SEAB” since our initial public offering on January 21, 2005. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as quoted on the New York Stock Exchange and NASDAQ Global Select Market.

	High	Low

2008:
First quarter	$15.39	$13.06
Second quarter	16.03	13.64
Third quarter	16.03	10.20
Fourth quarter	13.49	7.64
2007:
First quarter	$19.14	$16.55
Second quarter	19.12	16.89
Third quarter	19.98	14.23
Fourth quarter	19.19	14.40

As of March 12, 2009, there were approximately 60 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities during 2008.

Performance Graph

The following graph and table compare the total return on $100 invested in SeaBright common stock for the period commencing on January 21, 2005 (the date of our initial public offering) and ending on December 31, 2008 with the total return on $100 invested in each of the New York Stock Exchange Composite Index, the Dow Jones Wilshire Property and Casualty Insurance Index, the Nasdaq Stock Market (U.S.) Index, and the Nasdaq Insurance Index. On November 6, 2008, we transferred the listing of our common stock from the NASDAQ Global Select Market to the New York Stock Exchange. We previously compared our total cumulative return to the Nasdaq Stock Market (U.S.) Index and the Nasdaq Insurance Index. Beginning with the fiscal year ended December 31, 2008, we compared our cumulative total return to the New York Stock Exchange Composite Index and the Dow Jones Wilshire Property and Casualty Insurance Index because we believe these indexes provide a more meaningful comparison for our stock price performance. The closing market price for SeaBright common stock at the end of fiscal year 2008 was $11.74.

Comparison of 47 Month Cumulative Total Return*
Among SeaBright Insurance Holdings, Inc., the New York Stock Exchange Composite Index,
the Dow Jones Wilshire Property and Casualty Insurance Index, the Nasdaq Stock Market (U.S.)
Index and the Nasdaq Insurance Index

*	Based on $100 invested on January 21, 2005, the first day our common stock was publicly traded and, for purposes of the indexes, assumes the reinvestment of dividends.

	Cumulative Total Return
	SeaBright	NYSE	Dow Jones	NASDAQ	NASDAQ
	Insurance	Composite	Wilshire P&C	Composite	Insurance
	Holdings, Inc.	Index	Insurance Index	Index	Index

1/21/05	$100.00	$100.00	$100.00	$100.00	$100.00
3/31/05	85.81	99.37	99.96	92.24	99.09
6/30/05	94.85	100.79	106.48	94.56	103.10
9/30/05	107.39	107.10	111.38	99.71	105.08
12/31/05	138.01	109.36	115.80	102.54	109.55
3/31/06	144.56	116.71	115.41	109.60	110.01
6/30/06	133.69	116.62	116.60	102.37	114.30
9/30/06	115.93	121.50	123.71	106.78	116.62
12/31/06	149.46	131.74	132.39	114.93	121.26
3/31/07	152.70	134.15	129.19	115.45	118.97
6/30/07	145.06	143.99	136.32	123.59	126.97
9/30/07	141.66	147.09	128.06	128.79	123.22
12/31/07	125.15	143.42	119.90	125.48	117.51
3/31/08	122.24	130.33	104.53	107.84	112.45
6/30/08	120.17	129.24	100.40	108.94	98.10
9/30/08	107.88	113.10	104.34	96.67	104.86
12/31/08	97.43	87.12	89.73	73.11	97.22

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

The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. This information comes from our consolidated financial statements. You should read the following selected financial information along with the information contained in this annual report, including Part II, Item 7 of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the combined and consolidated financial statements and related notes and the reports of the independent registered public accounting firm included in Part II, Item 8 and elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except share and per share data)

Income Statement Data:
Gross premiums written	$270,344	$282,658	$230,253	$204,742	$135,682
Ceded premiums written	(14,520)	(15,300)	(15,490)	(19,082)	(16,067)

Net premiums written	$255,824	$267,358	$214,763	$185,660	$119,615

Premiums earned	$248,644	$227,995	$185,591	$158,850	$77,960
Claims service income	959	1,711	2,026	2,322	2,916
Other service income	246	148	104	175	794
Net investment income	22,605	20,307	15,245	7,832	2,468
Net realized gain (loss)	(13,881)	(105)	(410)	(226)	38
Other income	8,689	4,369	3,371	3,297	2,493

Total revenues	267,262	254,425	205,927	172,250	86,669

Loss and loss adjustment expenses	141,935	128,185	107,884	105,783	53,660
Underwriting, acquisition, and insurance expenses(1)	71,169	58,932	42,306	33,839	17,854
Interest expense	867	1,139	1,101	888	415
Other expenses	11,150	7,773	6,248	4,997	4,514

Total expenses	225,121	196,029	157,539	145,507	76,443

Income before income taxes	42,141	58,396	48,388	26,743	10,226
Income tax expense	12,863	18,484	15,159	8,451	3,020

Net income	$29,278	$39,912	$33,229	$18,292	$7,206

Basic earnings per share	$1.43	$1.96	$1.66	$1.18	—
Diluted earnings per share	$1.38	$1.90	$1.63	$1.13	$0.98
Weighted average basic shares outstanding(2)	20,498,305	20,341,931	19,986,244	15,509,547	—
Weighted average diluted shares outstanding(2)	21,232,762	20,976,525	20,403,089	16,195,855	7,387,276
Selected Insurance Ratios:
Current year loss ratio(3)	64.6%	67.6%	69.0%	66.8%	65.0%
Prior years’ loss ratio(4)	(7.9)%	(12.1)%	(12.0)%	(1.7)%	0.1%

Net loss ratio	56.7%	55.5%	57.0%	65.1%	65.1%
Net underwriting expense ratio(5)	28.5%	25.8%	22.7%	21.2%	21.9%

Net combined ratio(6)	85.2%	81.3%	79.7%	86.3%	87.0%

	As of December 31,
	2008	2007	2006	2005	2004
		($ in thousands)

Selected Balance Sheet Data:
Investment securities available-for sale, at fair value	$531,505	$494,437	$399,932	$261,103	$105,661
Cash and cash equivalents	22,872	20,292	20,412	12,135	8,279
Reinsurance recoverables	18,544	14,210	13,675	14,375	13,484
Deferred acquisition costs	23,175	19,832	15,433	10,299	7,588
Total assets	842,687	755,569	614,275	427,275	225,818
Unpaid loss and loss adjustment expense	292,027	250,085	198,356	142,211	68,228
Unearned premiums	155,931	147,033	114,312	86,863	67,626
Total stockholders’ equity	324,813	294,306	249,126	155,678	58,370

(1)	Includes acquisition expenses such as commissions, premium taxes and other general administrative expenses related to underwriting operations in our insurance subsidiary and are included in the amortization of deferred policy acquisition costs.

(2)	There were no common shares outstanding during the year ended December 31, 2004.

(3)	The current year loss ratio is calculated by dividing loss and loss adjustment expenses for the current year less claims service income by the current year’s net premiums earned.

(4)	The prior years’ loss ratio is calculated by dividing the change in the loss and loss adjustment expenses for the prior years by the current year’s net premiums earned.

(5)	The underwriting expense ratio is calculated by dividing the net underwriting expenses less other service income by the current year’s net premiums earned.

(6)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this annual report. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this annual report that could cause our actual results of operations, performance and business prospects and opportunities in 2009 and beyond to differ materially from those expressed in, or implied by those forward-looking statements. See “Note on Forward-Looking Statements” in Part I, Item 1 of this annual report.

Overview

We provide workers’ compensation insurance coverage for prescribed benefits that employers are required to provide to their employees who may be injured in the course of their employment. We currently provide workers’ compensation insurance to customers in the maritime, ADR and state act markets.

Principal Revenue and Expense Items

We derive our revenue from premiums earned, service fee income, net investment income and net realized gains and losses from investments. Our primary expense items are loss and loss adjustment expenses, underwriting, acquisition and insurance expenses, and interest expense.

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

Claims Service Income

We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the years ended December 31, 2008, 2007, and 2006, approximately 46.3%, 52.6%, and 66.8%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to decrease substantially over the next several years as transactions related to the Eagle Entities diminish. The next largest claims administration services customer represented approximately 17.9%, 10.1%, and 19.1% of claims service income for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Service Income

We receive handling fees associated with certain large-deductible policies. These fees cover the cost of settling losses and offset expenses associated with the USL&H second injury fund and are recorded as other service income.

Also included in other service income are amounts received from LMC. Following the Acquisition, we entered into servicing arrangements with LMC to provide policy administration and accounting services for the policies written by the Eagle Entities prior to the Acquisition. The fee income we receive for providing these services approximates our costs and will decrease substantially over the next several years as transactions related to the Eagle Entities diminish.

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

Interest Expense

Included in other expense is interest expense we incur on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR rate two London banking days prior to the interest payment period plus 400 basis points. The interest rates for the years ended December 31, 2008 and 2007 ranged from 6.15% to 9.03% and 9.03% to 9.50%, respectively.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Gross Premiums Written.  Gross premiums written totaled $270.3 million in 2008 compared to $282.7 million in 2007, representing a decrease of $12.4 million, or 4.4%. Premiums assumed from the NCCI residual markets in the twelve months ended December 31, 2008 totaled $6.6 million compared to $9.7 million for the same period in 2007, representing a decrease of $3.1 million, or 32.0%. The decline in gross premiums written for the twelve months ended December 31, 2008 resulted primarily from the continuing soft market, competitor pricing pressure, and deteriorating economic conditions leading to lower reported payrolls year over year. We continued to experience rate reductions in California, our largest market, as well as in other states. The average renewal rates for 2008 declined by 9.6% for California State Act, 10.3% for State Act, excluding California, and 7.0% for maritime. Excluding work we perform as the servicing carrier for the Washington USL&H Plan, the number of customers we serviced at December 31, 2008 increased 17.9% to approximately 1,120 from approximately 950 at December 31, 2007. Year-end in-force payrolls, one of the factors used to determine premium charges, increased 14.9% from $5.6 billion at December 31, 2007 to $6.4 billion at year-end 2008. California in-force payrolls increased 7.7% between December 31, 2007 and December 31, 2008 and non-California in-force payrolls increased 21.4% over the same period. The following is a summary of our top five markets based on direct premiums written in 2008:

	Year Ended December 31,
	2008		2007
	Direct		Direct
	Premiums		Premiums
	Written	%	Written	%
	(in thousands)		(in thousands)

California	$102,392	39.5%	$107,989	40.2%
Louisiana	24,043	9.3%	23,732	8.8%
Illinois	22,103	8.5%	24,959	9.3%
Texas	17,789	6.9%	13,749	5.1%
Alaska	17,242	6.7%	19,480	7.2%

Total	$183,569	70.9%	$189,909	70.6%

We have experienced significant reductions in our California premium rates over the past four years. In 2008, in response to continued reductions in California workers’ compensation claim costs, we reduced our rates by an average 14.2% for new and renewal insurance policies written in California on or after July 1, 2007. This action was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On August 15, 2008, the Workers’ Compensation Insurance Rating Bureau of California (the “WCIRB”) submitted a filing with the California Insurance Commissioner recommending a 16.0% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2009. The filing was based on a review of loss and loss adjustment experience through March 31, 2008. In response to this recommendation, on October 24, 2008, the California Insurance Commissioner approved a 5.0% increase in advisory pure premium rates, effective January 1, 2009. With the California Department of Insurance approval, we adopted this 5.0% increase effective January 1, 2009.

In addition to the significant rate reductions in California over the last five years, rate reductions have also been adopted in other states in which we operate. For example, in Alaska we adopted rate decreases of 4.8% and 10.9% effective January 1, 2009 and 2008, respectively. Effective July 1, 2007, we adopted the Louisiana Insurance Commissioner’s recommendation of a 15.8% reduction in Louisiana, which was 2.0% more than the 13.8% decrease recommended by the NCCI. On March 7, 2008, we adopted a further 8.6% rate reduction approved by the Louisiana Insurance Commissioner for new and renewal workers’ compensation insurance policies written in Louisiana on or after May 1, 2008. In Florida, we adopted rated decreases of 18.6% and 18.4% effective January 1, 2009 and 2008, respectively. We have also adopted rate increases of 3.5% and 4.0% in Illinois effective January 1, 2009 and 2008, respectively.

Net Premiums Written.  Net premiums written totaled $255.8 million in 2008 compared to $267.4 million in 2007, representing a decrease of $11.6 million, or 4.3%. As discussed above, the decline in net premiums written for the twelve months ended December 31, 2008 was primarily attributable to the soft market and deteriorating general economic conditions leading to lower reported payrolls. Contributing to the decrease in net premiums written for the year ended December 31, 2008 was a $3.1 million decrease in premiums assumed from the NCCI residual markets.

Net Premiums Earned.  Net premiums earned totaled $248.6 million in 2008 compared to $228.0 million in 2007, representing an increase of $20.6 million, or 9.0%. We record the entire annual policy premium as unearned premium at inception and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when the underlying policies were written. Our direct premiums earned increased $21.4 million, or 9.1%, to $255.9 million in 2008 from $234.5 million in 2007. Of the increase, approximately $13.6 million is directly related to the earn-out of basic policy premium and approximately $7.8 million is associated with retrospectively rated policies reflecting higher than expected loss ratios, resulting in lower premium adjustments. As we fully earn the premiums related to policies written in 2008, we expect the 2008 decrease in gross and net premiums written to have a similar impact on our 2009 net premiums earned.

Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned in 2008 totaled $14.5 million compared to $15.0 million in 2007, representing a decrease of $0.5 million, or 3.3%. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Offsetting the increase in net premiums earned was a decrease in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Assumed premiums earned decreased $1.4 million from $8.6 million in 2007 to $7.2 million in 2008.

Claim Service and Other Service Income.  Claims service and other service income totaled $1.2 million in 2008 compared to $1.9 million in 2007, representing a decrease of $0.7 million, or 36.8%. Our service income resulted primarily from service arrangements we have with LMC for claims processing services, policy administration and administrative services we performed for the Eagle Entities’ insurance policies and from claims processing services we perform for other unrelated companies. During 2008, we discovered that claim data used to determine billing amounts for claims administration services provided by us had, since August 2006, been incorrectly reported to us by a customer, resulting in an overstatement of claims service income in 2007 and 2006 by approximately $0.3 million. As a result, the financial position and results of operations for the year ended December 31, 2008 reflect a $0.3 million reduction in service income receivable and claims service income, and a related decrease of $0.1 million in federal income tax payable and income tax expense, to reflect the correction of this error. Average monthly fees received from LMC declined as the volume of work required for policy administration decreased as a result of the run-off of our predecessor’s business. Service income related to our arrangements with LMC decreased $0.6 million, or 66.7%, from $0.9 million in 2007 to $0.3 million in 2008.

Net Investment Income.  Net investment income was $22.6 million in 2008 compared to $20.3 million in 2007, representing an increase of $2.3 million, or 11.3%. Average invested assets increased $67.1 million, or 14.4%, from $467.5 million in 2007 to $534.6 million in 2008. This increase in our investment portfolio is due primarily to cash flow from operations of $66.9 million for the year ended December 31, 2008, which was invested primarily in fixed income securities. Net investment income as a percentage of average invested assets decreased slightly to 4.2% in 2008 from 4.3% in 2007 due to the effects of the global financial crisis discussed previously.

Net Realized Losses.  Net realized losses for the year ended December 31, 2008 totaled $13.9 million, compared to $0.1 million, in 2007. The increase in realized losses were primarily the result of $13.4 million of other-than-temporary-impairments (“OTTI”) charges recorded in connection with investments in government-sponsored agency and corporate preferred stock ($10.2 million charge) and equity indexed securities exchange-traded funds ($3.2 million charge). Approximately $1.9 million of the total charge was recorded in the second quarter with the remaining $11.5 million recorded in the third quarter. The OTTI charges were the result of thorough reviews of the investment portfolio and a determination by management that these investments met the criteria for OTTI charges primarily due to the extent and duration of the impairments and the inability to forecast a complete recovery of their book values within a reasonable period of time or, in the case of the government-sponsored entity preferred stocks, a significant decline in the underlying credit fundamentals of the securities.

Other Income.  Other income totaled $8.7 million for the twelve months ended December 31, 2008 compared to $4.4 million for the same period in 2007, representing an increase of $4.3 million, or 97.7%. The increase in other income relates primarily to the acquisition of THM and BWNV, which contributed approximately $3.8 million in other income for the year ended December 31, 2008. Additionally, PointSure has, as a result of the expansion of its portfolio of insurance products, been able to increase the amount of income from external sources.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $141.9 million in 2008 compared to $128.2 million in 2007, representing an increase of $13.7 million, or 10.7%. The higher loss and loss adjustment expenses in 2008 were attributable to the increase in premiums earned for the period as well as lower favorable development of $8.0 million in 2008 compared to 2007. These increases were off set by a $2.3 million commutation gain associated with the 2005-2006 reinsurance treaty year and a $0.9 million decrease in assumed NCCI losses. The total reserve reduction of approximately $19.7 million of previously recorded direct net loss reserves in 2008, compared to approximately $27.7 million in 2007, reflects an overall continuation of deflation trends in the paid loss data for recent accident years. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI. Approximately $11.6 million of the 2008 reserve adjustments related to accident year 2007, approximately $5.1 million related to accident year 2006, and approximately $3.0 million of the reserve adjustment related to accident year 2005 and prior. As a result of these reserve changes, our net loss ratio increased from 55.5% in 2007 to 56.7% in 2008.

There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at December 31, 2008 that are based upon our current best estimate of ultimate loss costs, taking into consideration the recent lower paid loss claim data, incurred loss trends and uncertainty regarding the permanence of recent legislative reforms. See the discussion under the headings “Loss Reserves” in Part I, Item 1 and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in this Item 7 for a further discussion of our loss reserving process.

Provisions of the three lower layer treaties (covering losses from $0.5 million to $10.0 million) in our 2005-2006 reinsurance program give SeaBright the right, at its sole discretion, to commute the contracts within 24 months of expiration in return for a contingent profit commission calculated in accordance with terms specified in the contracts. In accordance with these provisions, we commuted these treaties in 2008 in return for a contingent profit commission of approximately $2.3 million. The amount related to each treaty was as follows: $596,000 for the $500,000 excess $500,000 layer; $989,000 for the $4.0 million excess $1.0 million layer; and $666,000 for the $5.0 million excess $5.0 million layer. The contingent profit commission was recorded as a reduction of loss and loss adjustment expenses. There are currently no ceded losses associated with these layers and it is not expected that developed losses that would otherwise have been covered by reinsurance will exceed the contingent profit commission.

As of December 31, 2008, we had recorded a receivable of approximately $4.2 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At December 31, 2008, we had access to approximately $2.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. In March 2009, we submitted a request to LMC to increase the balance in the Trust to

102% of its obligations under the adverse development cover. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $71.2 million in 2008 compared to $58.9 million in 2007, representing an increase of $12.3 million, or 20.9%. Our net underwriting expense ratio was 28.5% in 2008 compared to 25.8% in 2007. The increase in the expense ratio was driven primarily by $6.7 million in increased staffing costs and other premium production related expenses as we invest in the geographic expansion and development of our business. Increases of approximately $1.2 million in commission costs, driven in part by the increase in earned premium, and $2.2 million in equity compensation costs related to stock options and restricted stock also contributed to the increase in our underwriting expenses.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $0.9 million in 2008 and $1.1 million in 2007. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, ranged between 6.15% and 9.03% in 2008.

Other Expenses.  Other expenses totaled $11.2 million, an increase of $3.4 million, or 43.6%, from $7.8 million in 2007. Other expenses result primarily from the operations of PointSure (including BWNV), which continued to experience direct costs associated with the expansion of insurance products they offer, and THM, which accounted for approximately $3.4 million of expense in the year ended December 31, 2008, due mainly to the fact that the acquisition occurred in December 2007.

Income Tax Expense.  The effective tax rate for the year ended December 31, 2008 was 30.5% compared to 31.7% for the same period in 2007. The effective rate for December 31, 2008 was lower than the statutory rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 7.5 points of the reduction from the statutory rate. This decrease in the statutory rate was partially offset by a $1.0 million, or 2.3 points of the reduction from the statutory rate, valuation allowance established against our deferred tax assets as of December 31, 2008. The valuation allowance was necessary primarily as a result of the OTTI charges we incurred in the second and third quarters of 2008 and, to a lesser degree, our capital loss carry forwards.

Net Income.  Net income totaled $29.3 million in 2008 compared to $39.9 million in 2007, representing a decrease of $10.6 million, or 26.6%. The 2008 decrease in net income resulted primarily from the increase in premiums earned and investment income for the period, offset by related increases in loss and loss adjustment expenses, underwriting acquisition and insurance expenses, net realized losses (including OTTI charges) and net other income/other expense.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Gross Premiums Written.  Gross premiums written totaled $282.7 million in 2007 compared to $230.3 million in 2006, representing an increase of $52.4 million, or 22.8%, even though we continued to experience rate reductions in California, our largest market, as well as in other states. The average renewal rate change for our state act, excluding California, and maritime markets for the full year of 2007 was — 10.8% and — 3.5%, respectively. Excluding work we perform as the servicing carrier for the Washington USL&H Plan, the number of customers we serviced at December 31, 2007 increased 45.7% to 953 from 654 at December 31, 2006 and year-end in-force payrolls, one of the factors used in determining premium charges, increased 44.6% from 2006 to 2007. California continues to be our largest market, accounting for approximately $108.0 million (40.2%) of our direct premiums written in 2007, compared to $113.4 million (52.3%) of our direct premiums written in 2006. The reduction in our California premium resulted from rate reductions, the effects of competition and the growth of our business in other geographies. Illinois and Louisiana were our second and third largest markets in 2007, together accounting for approximately $48.7 million (18.1%) of our total direct premiums written, up from $33.5 million (15.5%) in 2006.

In 2007, we continued our geographical expansion program by opening new offices in Phoenix, Arizona and Duluth, Georgia. When fully established, we expect these new offices to make a significant contribution to our written premiums. Direct premiums written in these two states in 2007 were approximately $12.8 million, or 4.7% of our total direct premiums written.

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

Service Income.  Service income was $1.9 million in 2007 compared to $2.1 million in 2006, representing a decrease of $0.2 million, or 9.5%. Our service income resulted primarily from service arrangements we have with LMC for claims processing services, policy administration and administrative services we performed for the Eagle Entities’ insurance policies and from claims processing services we perform for other unrelated companies. Average monthly fees declined as the volume of work required for policy administration decreased as a result of the run-off of our predecessor’s business. Service income related to our arrangements with LMC decreased $100,000, or 10.0%, from $1.0 million in 2006 to $0.9 million in 2007. Service income related to claims processing services that we perform for other unrelated companies decreased approximately $215,000 in 2007.

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

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $58.9 million in 2007 compared to $42.3 million in 2006, representing an increase of $16.6 million, or 39.2%. Our net underwriting expense ratio was 25.8% in 2007 compared to 22.7% in 2006. The increase in the expense ratio was driven by $7.7 million in increased staffing costs and other premium production related expenses related to our investments in the geographic expansion of our business. Increases of approximately $6.7 million in commission costs, driven in part by the increase in premiums written, and $1.5 million in equity compensation costs related to the grant of additional stock options and restricted stock also contributed to the increase in our underwriting expenses.

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

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of December 31, 2008 has an effective duration of 4.31 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.

At December 31, 2008, approximately 98.2% of our investment portfolio consisted of primarily investment-grade fixed income securities with fair values subject to fluctuations in interest rates and other factors such as credit. The remainder of our investment portfolio consisted of investments in equity securities, which consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks, and preferred stocks. In November 2006, our investment policy was revised to allow for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

We had no direct sub-prime mortgage exposure in our investment portfolio as of December 31, 2008 and less than $1.0 million of indirect exposure to sub-prime mortgages. The average credit quality of our $293.8 million fixed income municipal portfolio was AA/AA− (AA/AA− based on the issuers’ underlying ratings). Insured municipal bonds totaled $208.6 million and had a weighted average credit rating of AA/AA− (AA− based on the issuers’ underlying ratings). The remaining $85.2 million in uninsured municipal bonds carried a weighted average credit rating of AA/AA−. Consequently, we do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2008, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess $0.75 million, up to $85.0 million, subject to various deductibles and exclusions. Our reinsurance program that was effective October 1, 2007 to October 1, 2008, provides us with reinsurance protection for each loss occurrence in excess of $1.0 million, up to $75.0 million, subject to various deductibles and exclusions. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2008, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

SeaBright is a holding company with minimal unconsolidated revenue and expenses. Currently there are no plans to have our insurance or other subsidiaries pay a dividend to SeaBright.

Net cash provided by operating activities in 2008 totaled $66.9 million, a decrease of $27.7 million, or 29.3%, from $94.6 million in 2007, which increased $4.3 million, or 4.8%, from $90.3 million in 2006. The decrease in 2008 is mainly attributable to increases in paid loss and loss adjustment expenses of approximately $25.8 million, paid federal and state taxes of $2.3 million and other expenses of $7.6 million. The increase in cash paid is partially offset by an $8.0 million increase in premium collections. The increases in 2007 and 2006 are mainly attributable to increases in premium collections, offset by increases in paid losses and acquisition related expenses, all as a result of our growth.

We used net cash of $65.6 million for investing activities in 2008 compared to $95.1 million in 2007 and $139.6 million in 2006. The reduction in 2008 from 2007 and 2006 is primarily attributable to a reduction in funds generated by operations and made available for investing. In 2006, we invested net proceeds totaling approximately $57.6 million resulting from a follow-on public offering of 3,910,000 shares of our common stock described below.

Cash provided by financing activities totaled $1.2 million in 2008, an increase of $0.8 million from $0.4 million in 2007, which decreased $57.2 million from $57.6 million in 2006. As described above, the majority of cash provided by financing activities in 2006 resulted from the sale of our common stock and, to a much lesser degree, from the exercise of common stock options by our employees. In 2006, we received net proceeds of approximately $57.6 million from a follow-on public offering of 3,910,000 shares of our common stock.

Contractual Obligations and Commitments

The following table identifies our contractual obligations by payment due period as of December 31, 2008:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	292,028	96,369	125,864	26,867	42,928
Operating lease obligations	13,868	2,398	6,620	1,661	3,189

Total	$317,896	$98,767	$132,484	$28,528	$58,117

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2008 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Loss Reserves” in Part I, Item 1 of this annual report and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in

Part II, Item 7 of this annual report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Risks Related to our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Unpaid Loss and Loss Adjustment Expenses

Unpaid loss and loss adjustment expense represents our estimate of the expected cost of the ultimate settlement and administration of losses, based on known facts and circumstances. Our policy is to record the liability for unpaid claims and claim adjustment expense equal to the point estimate we determine. Included in unpaid loss and loss adjustment expense are amounts for case-based reserves, including estimates of future developments on those claims, and claims incurred but not yet reported to us, second injury fund expenses, and allocated and unallocated claim adjustment expenses. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may differ, perhaps materially, from the original estimate. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s operating results.

Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of December 31, 2008 and 2007. The workers’ compensation line of business comprises over 98% of our total loss reserves as of December 31, 2008.

	As of December 31, 2008			As of December 31, 2007
Line of Business	Case	IBNR	Total	Case	IBNR	Total
			(In thousands)

Workers’ Compensation	$131,814	$155,909	$287,723	$93,457	$155,042	$248,499
Ocean Marine	1,041	3,251	4,292	564	1,022	1,586
General Liability	—	12	12	—	—	—

Total	$132,855	$159,172	$292,027	$94,021	$156,064	$250,085

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

For all other accident years, the estimated ultimate losses are developed using a variety of actuarial techniques as described below. In reviewing this information, we consider the following factors to be especially important at this time because they increase the variability risk factors in our loss reserve estimates:

•	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

•	We have been growing consistently since we began operations and have entered into several new states that are not included in our predecessor’s historical data.

•	At December 31, 2008, approximately $108.2 million, or 45.6%, of our direct loss reserves were related to business written in California. Over the last several years, four significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February 2002; AB 227 and SB 228 were enacted in September 2003; and SB 899 was enacted in April 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves, making historical data less reliable as an indicator of future loss. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2009 were 63.4% lower than the pure premium rates in effect as of July 1, 2003.

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

These reforms are a source of variability in the reserve estimates as legislative changes affecting benefit levels not only impact the cost of benefits but also the rate at which accident year benefits or losses develop over time. In addition, the PDRS, one of the most significant reforms, faces ongoing challenges. The PDRS was revised effective January 1, 2005. The revised schedule has resulted in significantly reduced permanent disability awards, leading to concerns that injured workers may not be adequately compensated for their work related permanent injuries. The PDRS is currently being challenged on three fronts — legislative, administrative and legal. Legislation has been proposed in the 2008 legislative session that would modify the formula used to determine the amount of permanent disability benefits. It is too early to determine what impact the legislation may have on permanent disability benefits, or if it will be enacted into law. A prior legislative effort to modify the PDRS was vetoed by Governor Schwarzenegger in 2007.

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

Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of December 31, 2008, accident year 2004 is 60 months developed, accident year 2005 is 48 months developed, accident year 2006 is 36 months developed, accident year 2007 is 24 months developed and accident year

2008 is 12 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

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

These techniques recognize, among other factors:

•	our claims experience and that of our predecessor;

•	the industry’s claim experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation and/or deflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	legislative reforms affecting workers’ compensation, including pricing;

•	the overall environment in which insurance companies operate; and

•	trends in claim frequency and severity.

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

Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have five complete accident years that were developed 60 months, 48 months, 36 months, 24 months and 12 months (2004, 2005, 2006, 2007, and 2008, respectively) at December 31, 2008. Our oldest complete accident year was 60 months old as of December 31, 2008. The estimated ultimate losses for accident year 2008 are based on the ELR method described earlier. This is consistent with our reserving approach for the current accident year at prior year-end valuations. For accident years 2003 through 2007, we are using a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods. Due to the favorable development exhibited by the data for accident years 2004 and 2005 at 17 to 18 months of development, management began to place more weight on the results of the Bornhuetter-Ferguson method in its ultimate loss estimates for accident years 2005, 2006 and 2007. As new data emerges and continues to demonstrate favorable development, this adds credibility to the existing data which enables management to reflect it more fully in its estimation process. For all accident years, we have not completely relied on the most recent data points in our loss development selections. Because of recent favorable development trends, we believe this has the effect of increasing our estimated reserves as compared to reserves calculated with complete reliance on these data points. Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data. The decisions to decrease the estimated ultimate losses for accident years 2004 through 2007 during calendar year 2008 were appropriately made, as the underlying loss data showed sustained and continued improvement over the prior twelve months, which we determined was an appropriate amount of time to be considered reliable for our estimate. We believe that our loss development factor selections are appropriate given the relative immaturity of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

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

As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $5.8 million, or 2%, as of December 31, 2008. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $14.6 million on a pre-tax basis, or 5%, as of December 31, 2008. Under these assumptions, the inadequacy of approximately $14.6 million represents approximately 4.5% of total stockholders’ equity at December 31, 2008. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $292.0 million as of December 31, 2008 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $14.6 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because most of our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. We assessed the collectibility of our year-end receivables and believe that all amounts are collectible based on currently available information. Therefore, as of December 31, 2008 and 2007, we had no reserve for uncollectible reinsurance recoverables. As of December 31, 2008, nine of the ten companies from which we had reinsurance amounts recoverable had A.M. Best ratings of “A−” or higher. The tenth company is not rated by A.M. Best.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off all or a portion of deferred policy acquisition costs. To date, we have not needed to write-off any portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, our deferred acquisition costs as of December 31, 2008 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires management to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, the consideration of operating versus capital items, projected future taxable income and the effect of tax planning strategies. If actual results differ from management’s estimates and assumptions, we may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. The establishment of a valuation allowance could have a significant impact on our financial position and results of operations in the period in which it is deemed necessary. As more fully described in Note 11 to our consolidated financial statements, we established a valuation allowance of approximately $2.0 million at December 31, 2008.

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of the January 1, 2007 date of adoption of FIN 48 and as of December 31, 2008, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2005, 2006, 2007 and 2008.

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

We regularly review our investment portfolio for declines in value. In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates.

In 2008, we recognized other-than-temporary impairment charges of approximately $10.2 million on our investments in preferred stocks (nearly all of which were government-sponsored agency fixed and variable preferred stocks) and approximately $3.2 million on our investment in equity indexed securities exchange-traded funds. No other-than-temporary declines in the fair value of our securities were recorded in 2007 or

2006. Please refer to the tables in Note 3 of the consolidated financial statements in Part II, Item 8 of this annual report for additional information on unrealized losses on our investment securities. Please refer to Part II, Item 7A of this annual report for tables showing the sensitivity of the fair value of our fixed-income investments to selected hypothetical changes in interest rates. See “Investments” in Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2008 to sub-prime mortgages and problems currently facing monoline bond insurers.

Earned But Unbilled Premiums

Shortly following the expiration of an insurance policy, we perform a final payroll audit of each insured to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors and to fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between ($611,000) and $182,000 in 2008 and between zero and $1.2 million in 2007. The balance of our accrual for premiums earned but unbilled totaled approximately ($611,000) and $44,000 at December 31, 2008 and 2007, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs. Retrospectively rated policies accounted for approximately 11.0% of direct premiums written in 2008 and approximately 11.9% of direct premiums written in 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and without having to apply complex hedge accounting provisions. The provisions for SFAS No. 159 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 159 as of January 1, 2008 and elected not to present any additional assets or liabilities at fair value. Consequently, the adoption of SFAS No. 159 did not have a material effect on our consolidated financial condition or results of operations.

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

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”) which amends FASB Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets, (“EITF 99-20”) to align the impairment guidance in EITF 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The provisions of FSP EITF 99-20-1 are effective for reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

During 2008, a series of crises occurred in the U.S. financial and capital markets, as well as in housing and global credit markets. These conditions accelerated into a global economic recession, as evidenced by declining consumer confidence, lower consumer spending, bankruptcies and significant job losses. The declining economic conditions worsened over the last half of 2008 and in the fourth quarter in particular. Equity and debt markets have seen major declines in market prices on a worldwide basis as well, which have negatively impacted the fair value of our investment portfolio. The disruptions in the financial markets in 2008 have resulted in a lack of liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads.

Our consolidated balance sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks, including credit and interest rate risks. Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. During 2008, conditions in the public debt and equity markets declined significantly, resulting in exceptional volatility in debt and equity prices. During 2008, we recognized, on a pre-tax basis, approximately $13.4 million of other-than-temporary impairment charges related primarily to our investments in exchange traded funds and government-sponsored-entity preferred stock. The impact of actions taken recently by governmental bodies in response to the current economic crisis is difficult to predict, particularly over the short term. We believe that these extraordinary conditions are temporary and that equity prices will ultimately rise over time and that credit markets will normalize, but we cannot predict the timing or magnitude of a recovery. The fair value of our investment portfolio remains subject to considerable volatility, particularly over the short term. The following sections address the significant market risks associated with our business activities.

Credit Risk

Credit Risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing generally in fixed-income securities which are rated “A” or higher by Standard & Poor’s. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in the portfolio. To limit our exposure to risk we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector. See “Investments” in this Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2008 to sub-prime mortgages and problems currently facing monoline bond insurers.

Interest Rate Risk

We had fixed-income investments with a fair value of $522.3 million at December 31, 2008 that are subject to interest rate risk compared with $474.8 million at December 31, 2007. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes our interest rate risk as of December 31, 2008 and December 31, 2007. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2008 and December 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and stockholders’ equity.

Interest Rate Risk as of December 31, 2008:

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in		Stockholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Equity
	($ in thousands)	($ in thousands)

200 basis point increase	$(39,352)	$482,937	(7.5)%
100 basis point increase	(19,662)	502,627	(3.8)%
No change	—	522,289	—
100 basis point decrease	19,635	541,924	3.8%
200 basis point decrease	39,243	561,532	7.5%

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaBright Insurance Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of SeaBright Insurance Holdings, Inc and subsidiaries’ internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
March 16, 2009

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share information)

ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost $523,892 in 2008 and $471,131 in 2007)	$522,289	$474,756
Equity securities available-for-sale, at fair value (cost $11,333 in 2008 and $11,301 in 2007)	8,856	11,193
Preferred stock available for sale, at fair value (cost $851 in 2008 and $9,485 in 2007)	360	8,488
Cash and cash equivalents	22,872	20,292
Accrued investment income	6,054	5,055
Premiums receivable, net of allowance	16,374	9,223
Deferred premiums	163,322	150,066
Service income receivable	322	436
Reinsurance recoverables	18,544	14,210
Receivable under adverse development cover	4,179	2,533
Prepaid reinsurance	1,619	1,820
Property and equipment, net	5,190	1,707
Federal income tax recoverable	1,671	—
Deferred income taxes, net	25,144	16,488
Deferred policy acquisition costs, net	23,175	19,832
Intangible assets, net	1,225	1,233
Goodwill	3,386	2,881
Other assets	18,105	15,356

Total assets	$842,687	$755,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$292,027	$250,085
Unearned premiums	155,931	147,033
Reinsurance funds withheld and balances payable	1,615	220
Premiums payable	6,783	4,136
Accrued expenses and other liabilities	49,518	47,789
Surplus notes	12,000	12,000

Total liabilities	517,874	461,263

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding — 21,392,854 shares at December 31, 2008 and 20,831,102 shares at December 31, 2007	214	208
Paid-in capital	200,893	194,023
Accumulated other comprehensive income (loss)	(4,009)	1,638
Retained earnings	127,715	98,437

Total stockholders’ equity	324,813	294,306

Total liabilities and stockholders’ equity	$842,687	$755,569

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and earnings per share information)

Revenue:
Premiums earned	$248,644	$227,995	$185,591
Claims service income	959	1,711	2,026
Other service income	246	148	104
Net investment income	22,605	20,307	15,245
Net realized loss	(13,881)	(105)	(410)
Other income	8,689	4,369	3,371

	267,262	254,425	205,927

Losses and expenses:
Loss and loss adjustment expenses	141,935	128,185	107,884
Underwriting, acquisition and insurance expenses	71,169	58,932	42,306
Interest expense	867	1,139	1,101
Other expenses	11,150	7,773	6,248

	225,121	196,029	157,539

Income before taxes	42,141	58,396	48,388

Income tax expense (benefit):
Current	20,031	23,762	18,609
Deferred	(7,168)	(5,278)	(3,450)

	12,863	18,484	15,159

Net income	$29,278	$39,912	$33,229

Basic earnings per share	$1.43	$1.96	$1.66
Diluted earnings per share	$1.38	$1.90	$1.63
Weighted average basic shares outstanding	20,498,305	20,341,931	19,986,244
Weighted average diluted shares outstanding	21,232,762	20,976,525	20,403,089

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

				Accumulated
				Other
	Outstanding			Comprehensive		Total
	Common	Common	Paid-in	Income	Retained	Stockholders’
	Shares	Stock	Capital	(Loss)	Earnings	Equity
	($ in thousands)

Balance at December 31, 2005	16,411,143	$164	$131,485	$(1,267)	$25,296	$155,678
Comprehensive income:
Net income	—	—	—	—	33,229	33,229
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $144	—	—	—	266	—	266
Decrease in unrealized loss on investment securities available-for-sale, net of tax of $432	—	—	—	804	—	804

Comprehensive income	—	—	—	—	—	34,299
Follow on public offering	3,910,000	39	57,516	—	—	57,555
Stock based compensation	—	—	1,554	—	—	1,554
Restricted stock grants	227,875	2	—	—	—	2
Exercise of stock options, including tax benefit of $6	4,382	—	38	—	—	38

Balance at December 31, 2006	20,553,400	205	190,593	(197)	58,525	249,126
Comprehensive income:
Net income	—	—	—	—	39,912	39,912
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $36	—	—	—	69	—	69
Decrease in unrealized loss on investment securities available-for-sale, net of tax of $951	—	—	—	1,766	—	1,766

Comprehensive income	—	—	—	—	—	41,747
Stock based compensation	—	—	3,010	—	—	3,010
Restricted stock grants	240,005	3	—	—	—	3
Exercise of stock options, including tax benefit of $110	37,697	—	420	—	—	420

Balance at December 31, 2007	20,831,102	208	194,023	1,638	98,437	294,306
Comprehensive income:
Net income	—	—	—	—	29,278	29,278
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $4,792	—	—	—	9,089	—	9,089
Increase in unrealized loss on investment securities available-for-sale, net of tax benefit of $6,236	—	—	—	(14,736)	—	(14,736)

Comprehensive income	—	—	—	—	—	23,631
Stock based compensation, net of taxes of $78	—	—	5,630	—	—	5,630
Restricted stock grants	427,406	4	—	—	—	4
Exercise of stock options, including tax benefit of $148	134,346	2	1,240	—	—	1,242

Balance at December 31, 2008	21,392,854	$214	$200,893	$(4,009)	$127,715	$324,813

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$29,278	$39,912	$33,229
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	43,631	36,481	26,497
Policy acquisition costs deferred	(46,974)	(40,880)	(31,631)
Provision for depreciation and amortization	4,057	2,934	2,763
Compensation cost on restricted shares of common stock	4,720	2,312	1,057
Compensation cost on stock options	988	698	497
Net realized loss on investments	13,881	105	410
Benefit for deferred income taxes	(7,168)	(5,278)	(3,450)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	41,943	51,729	56,145
Other assets and other liabilities	(1,156)	194	6,008
Reinsurance recoverables, net of reinsurance withheld	(1,383)	2,465	1,857
Income taxes payable (recoverable)	(2,375)	3,636	(596)
Accrued investment income	(999)	(847)	(1,149)
Unearned premiums, net of deferred premiums and premiums receivable	(11,509)	1,097	(1,374)

Net cash provided by operating activities	66,934	94,558	90,263

Cash flows from investing activities, net of effects of acquisition:
Purchases of investments	(144,538)	(163,780)	(342,749)
Sales of investments	19,373	24,160	155,011
Maturities and redemptions of investments	64,636	45,948	48,963
Payment for purchases of subsidiary net of cash acquired	(159)	—	—
Purchases of property and equipment	(4,911)	(1,431)	(805)

Net cash used in investing activities	(65,599)	(95,103)	(139,580)

Cash flows from financing activities:
Net proceeds from follow on public offering of common stock	—	—	57,556
Proceeds from exercise of stock options	1,093	310	32
Excess tax benefit from disqualifying dispositions	148	110	6
Proceeds from grants of restricted shares of common stock	4	5	—

Net cash provided by financing activities	1,245	425	57,594

Net increase (decrease) in cash and cash equivalents	2,580	(120)	8,277
Cash and cash equivalents at beginning of period	20,292	20,412	12,135

Cash and cash equivalents at end of period	$22,872	$20,292	$20,412

Supplemental disclosure of cash flow activities:
Federal income taxes paid	$23,345	$19,350	$19,050
Interest paid on surplus notes	897	1,150	1,088
Accrued expenses for purchases of investments	—	—	1,633
The Company purchased all of the capital stock of BWNV for $484 in 2008 and THM for $1,200 in 2007. In connection with the acquisition, the following were assumed:
Fair value of assets acquired	$1,079	$1,637	$—
Cash paid for capital stock	(484)	(1,200)	—

Net liabilities assumed	$595	$437	$—

See accompanying notes to consolidated financial statements.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

PointSure is engaged primarily in administrative and brokerage activities. Eagle consists of Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc., both writers of state act workers’ compensation insurance and USL&H that are in run-off as of December 31, 2008.

In December 2007, SIH acquired 100% of the outstanding common stock of Total HealthCare Management, Inc. (“THM”), a privately held California based provider of medical bill review, utilization review, nurse case management and other related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million is scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieves certain revenue objectives in 2008, 2009 and 2010. Based on THM’s performance in 2008, the initial installment is not payable at this time. The Company recorded goodwill of $1.4 million in connection with this acquisition.

In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction were a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. The stock purchase agreement provides for a contingent purchase price to be paid by (or refunded to) the Company approximately 13 months following the closing date, depending on whether BWNV revenue in the 12 months following closing exceeds (or is less than) the base revenue assumed at the time of the closing. The Company recorded goodwill of approximately $0.5 million in connection with this acquisition.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

a.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of SIH and its wholly owned subsidiaries, SBIC, PointSure, THM and BWNV (collectively, the “Company”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

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

The Company regularly reviews its investment portfolio for declines in value. A number of criteria are considered during this process, including but limited to the following: (1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the expected recoverability of principal and interest; (3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; (4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and (5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

In general, the Company reviews all securities that are impaired by 5% or more at the end of the period. The Company focuses its review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. The Company also analyzes the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unprecedented events in the capital and credit markets have resulted in extreme volatility and disruption of the financial markets. Several factors are contributing to the decrease in fair values of the Company’s investment portfolio as of December 31, 2008, including the tightening/freezing of credit markets, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions, as well as the current recession. Unrealized losses on fixed maturity securities at December 31, 2008 are principally attributable to widening credit spreads between U.S. Government and investment grade corporate securities. It is possible that the Company could recognize future impairment losses on some securities it owned at December 31, 2008 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

Investment income is recorded when earned. For the purpose of determining realized gains and losses, which arise principally from the sale of investments, the cost of securities sold is based on specific-identification as of the trade date.

c.	Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of amounts deposited in banks and financial institutions, and all highly liquid investments with maturities of 90 days or less when purchased, are stated at cost. Cash in excess of daily requirements is invested in money market funds and repurchase agreements with maturities of 90 days or less. Such investments are deemed to be cash equivalents for purposes of the consolidated balance sheets and statements of cash flows. The Company had $23.7 million and $20.6 million of cash equivalents at December 31, 2008 and 2007, respectively.

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

Premiums receivable are recorded at the invoiced amount as they are earned over the life of the contract in proportion to the amount of insurance protection provided. The allowance for doubtful accounts, which represents the Company’s best estimate of the amount of uncollectible premium in the Company’s existing premiums receivable balance, is based on historical account write-offs and takes into consideration the current economic environment. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

g.	Property and Equipment

Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over periods ranging from approximately two to seven years, which is the shorter of their estimated useful lives or the remaining term of the respective lease. Depreciation expense totaled $1.4 million, $1.0 million and $0.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

h.	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually or earlier, if factors warrant a review. No impairments were identified as of December 31, 2008 and 2007. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported using actuarial loss development factors and is consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the years ended December 31, 2008, 2007 and 2006, approximately 11.0%, 11.9% and 17.0%, respectively, of direct premiums written related to retrospectively rated policies.

The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made at final audit and applying an adjustment percentage against premiums earned for the period. Final audit adjustments may result in increasing or decreasing the estimated premium earned and billed to date. Included in deferred premiums at December 31, 2008 and 2007 and premiums earned for the years then ended were accruals for earned but unbilled premiums of ($611,000) and $44,000, respectively.

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In light of the Company’s short operating history, and uncertainties concerning the effects of legislative reform specifically as it relates to the Company’s California workers compensation class of business, actuarial techniques are applied that use the historical experience of the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques recognize, among other factors:

•	the Company’s claims experience and that of its predecessor;

•	the industry’s claims experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation and/or deflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	legislative reforms affecting workers’ compensation, including pricing levels;

•	the environment in which insurance companies operate; and

•	trends in claim frequency and severity.

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

l.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires the Company to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, the consideration of operating versus capital items, projected future taxable income and the effect of tax planning strategies. Based on this analysis, the Company may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized.

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which did not have a significant impact. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of the January 1, 2007 date of adoption of FIN 48 and as of December 31, 2008, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in the consolidated statements of operations. The Company files consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2005, 2006, 2007 and 2008.

m.	Earnings Per Share

The following table provides the reconciliation of weighted average common share equivalents outstanding used in calculating earnings per share for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006

Weighted average basic shares outstanding	20,498,305	20,341,931	19,986,244
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested stock	734,457	634,594	416,845

Weighted average diluted shares outstanding	21,232,762	20,976,525	20,403,089

n.	Stock Based Compensation

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 are shown in the following table. No compensation cost was capitalized during years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Stock option compensation expense related to:
Stock options	$988	$698	$497
Nonvested stock	4,720	2,312	1,057

Total	$5,708	$3,010	$1,554

Total related tax benefit	$1,122	$839	$445

o.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and without having to apply complex hedge accounting provisions. The provisions for SFAS No. 159 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 159 as of January 1, 2008 and elected not to present any additional assets or liabilities at fair value. Consequently, the adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”) which amends FASB Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets, (“EITF 99-20”) to align the impairment guidance in EITF 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The provisions of FSP EITF 99-20-1 are effective for reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s results of operations or financial position.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at December 31, 2008 and 2007 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

2008:
Fixed income securities:
U.S. Treasury securities	$10,817	$978	$—	$11,795
Government sponsored agency securities	23,361	1,597	(2)	24,956
Corporate securities	56,951	1,024	(1,482)	56,493
Tax-exempt municipal securities	289,989	5,008	(5,883)	289,114
Mortgage pass-through securities	88,587	3,179	(1)	91,765
Collateralized mortgage obligations	3,585	41	(201)	3,425
Asset-backed securities	50,602	—	(5,861)	44,741

Total fixed income securities	523,892	11,827	(13,430)	522,289
Equity securities	11,333	—	(2,477)	8,856
Preferred stocks	851	—	(491)	360

Total investment securities available-for-sale	$536,076	$11,827	$(16,398)	$531,505

2007:
Fixed income securities:
U.S. Treasury securities	$9,488	$190	$—	$9,678
Government sponsored agency securities	44,639	469	—	45,108
Corporate securities	44,490	308	(547)	44,251
Tax-exempt municipal securities	244,546	2,682	(526)	246,702
Mortgage pass-through securities	76,309	905	(131)	77,083
Collateralized mortgage obligations	1,948	1	(27)	1,922
Asset-backed securities	49,711	351	(50)	50,012

Total fixed income securities	471,131	4,906	(1,281)	474,756
Equity securities	11,301	135	(243)	11,193
Preferred stocks	9,485	—	(997)	8,488

Total investment securities available-for-sale	$491,917	$5,041	$(2,521)	$494,437

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity securities at December 31, 2008 and 2007 consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The Company had no direct investments in equity securities at December 31, 2008 or 2007. The following table presents information about investment securities with unrealized losses at December 31, 2008 and 2007.

Unrealized losses at December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
		Aggregate		Aggregate		Aggregate
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
Investment Category	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)

Fixed income securities:
Government sponsored agency securities(1)	$258	$(2)	$—	$—	$258	$(2)
Corporate securities	23,275	(1,249)	4,105	(233)	27,380	(1,482)
Tax-exempt municipal securities	59,907	(2,578)	46,961	(3,305)	106,868	(5,883)
Mortgage pass-through securities	325	(1)	—	—	325	(1)
Collateralized mortgage obligations	1,561	(67)	116	(134)	1,677	(201)
Asset-backed securities	29,351	(2,652)	15,391	(3,209)	44,742	(5,861)

Total fixed income securities	114,677	(6,549)	66,573	(6,881)	181,250	(13,430)
Equity securities	8,856	(2,477)	—	—	8,856	(2,477)
Preferred stock	360	(491)	—	—	360	(491)

Total	$123,893	$(9,517)	$66,573	$(6,881)	$190,466	$(16,398)

(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

Unrealized losses at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
		Aggregate		Aggregate		Aggregate
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
Investment Category	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)

Fixed income securities:
Corporate securities	$8,358	$(179)	$14,355	$(368)	$22,713	$(547)
Tax-exempt municipal securities	44,843	(470)	12,043	(56)	56,886	(526)
Mortgage pass-through securities	3,149	(7)	12,262	(124)	15,411	(131)
Collateralized mortgage obligations	286	(16)	886	(11)	1,172	(27)
Asset-backed securities	2,945	(9)	5,926	(41)	8,871	(50)

Total fixed income securities	59,581	(681)	45,472	(600)	105,053	(1,281)
Equity securities	6,783	(243)	—	—	6,783	(243)
Preferred stock	8,488	(997)	—	—	8,488	(997)

Total	$74,852	$(1,921)	$45,472	$(600)	$120,324	$(2,521)

Of the $66.6 million of securities with unrealized losses of 12 months or longer at December 31, 2008 in the above table, 23 securities with a combined fair value of $26.6 million had fair values that were less than 90% of the securities’ amortized cost. The combined unrealized loss on those securities is $5.2 million.

Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria are considered during this process including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value within a reasonable time period; specific credit issues related to the issuer; and current economic conditions.

In general, the Company reviews all securities that are impaired by 5% or more at the end of the period. The Company focuses its review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. The Company also analyzes the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates.

In 2008, the Company recognized an other-than-temporary impairment charge of approximately $10.2 million on its investments in preferred stocks (nearly all of which were government-sponsored agency fixed and variable preferred stocks) and approximately $3.2 million on its investment in equity indexed securities exchange-traded funds. No other-than-temporary declines in the fair value of the Company’s securities were recorded in 2007 or 2006.

Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. At December 31, 2008 and 2007, the Company evaluated investment securities with fair values less than amortized cost and determined that the declines in value were temporary and were related primarily to the change in market rates since purchase or to other market anomalies that are expected to correct themselves. Furthermore, the Company has the ability and intent to hold the impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. For equity securities, the company evaluates whether the expected recovery is in a reasonable period of time.

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of December 31, 2008 and less than $1.0 million of indirect exposure to sub-prime mortgages. The average credit quality of the Company’s $293.8 million fixed income municipal portfolio was AA/AA− (AA/AA− based on the issuers’ underlying ratings). Insured municipal bonds totaled $208.6 million and had a weighted average credit rating of AA/AA− (AA− based on the issuers’ underlying ratings). The remaining $85.2 million in uninsured municipal bonds carried a weighted average credit rating of AA/AA−. As of December 31, 2008, the Company’s municipal portfolio had no single lot size exceeding 1.1% of the total. Consequently, the Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities and preferred stock available-for-sale at December 31, 2008, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Estimated
Maturity	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$19,464	$19,562
Due after one year through five years	160,769	163,420
Due after five years through ten years	152,729	153,348
Due after ten years	49,007	46,387
Securities not due at a single maturity date	142,774	139,932

Total fixed income securities and preferred stock	$524,743	$522,649

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated amortized cost of fixed income securities available-for-sale deposited with various regulatory authorities was $203.6 million and $179.7 million at December 31, 2008 and 2007, respectively.

Major categories of consolidated net investment income are summarized as follows for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Fixed income securities	$21,921	$19,307	$14,525
Equity securities	384	65	58
Preferred stock	423	210	—
Cash and short-term investments	644	1,403	1,328

Total gross investment income	23,372	20,985	15,911
Less investment expenses	(767)	(678)	(666)

Net investment income	$22,605	$20,307	$15,245

Proceeds from the sales of fixed income and equity securities, related realized gains and losses and changes in unrealized gains (losses), excluding other-than-temporary impairments, were as follows:

				Change in
		Realized	Realized	Unrealized
	Proceeds	Gains	Losses	Gains (Losses)
	(In thousands)

Year Ended December 31, 2008:
Fixed income securities and preferred stock	$84,009	$59	$(535)	$(4,722)
Equity securities	—	—	—	(2,369)
Year Ended December 31, 2007:
Fixed income securities and preferred stock	$70,108	$30	$(135)	$2,941
Equity securities	—	—	—	(119)
Year Ended December 31, 2006:
Fixed income securities and preferred stock	$200,863	$182	$(614)	$1,652
Equity securities	3,111	22	—	(6)

4.	Fair Value of Financial Instruments

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 includes U.S. Treasury securities and equity securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes government sponsored agency securities, corporate fixed-income securities, municipal bonds, mortgage pass-through securities, collateralized mortgage obligations, asset-backed securities and preferred stocks.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the December 31, 2008 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed income securities	$522,289	$11,796	$510,493	$—
Equity securities	8,856	8,856	—	—
Preferred stock	360	—	360	—

Total	$531,505	$20,652	$510,853	$—

The Company may be required, from time to time, to measure certain other financial assets, such as goodwill, fixed assets and other long-lived assets, at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets. None of these assets were measured to fair value during the year ended December 31, 2008.

5.	Premiums

Direct premiums written totaled $263.8 million, $273.0 million, and $221.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premiums receivable consisted of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Premiums receivable	$16,864	$10,639
Allowance for doubtful accounts	(490)	(1,416)

	$16,374	$9,223

The activity in the allowance for doubtful accounts for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

Balance at December 31, 2005	$(887)
Additions charged to bad debt expense	(257)
Write offs charged against allowance	35

Balance at December 31, 2006	(1,109)
Additions charged to bad debt expense	(512)
Write offs charged against allowance	205

Balance at December 31, 2007	(1,416)
Reductions credited to bad debt expense	905
Write offs charged against allowance	21

Balance at December 31, 2008	$(490)

6.	Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Computer equipment and software	$3,732	$2,301
Furniture and equipment	2,418	904
Leasehold improvements	2,389	397

	8,539	3,602
Less accumulated depreciation and amortization	(3,349)	(1,895)

Property and equipment, net	$5,190	$1,707

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Policy Acquisition costs

The following reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning balance	$19,832	$15,433	$10,299
Policy acquisition costs deferred	46,974	40,880	31,631
Amortization of deferred policy acquisition costs	(43,631)	(36,481)	(26,497)

Ending balance	$23,175	$19,832	$15,433

8.	Reinsurance

a.	Reinsurance Ceded

Under reinsurance treaties, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

On October 1, 2008, the Company entered into new reinsurance treaties with nonaffiliated reinsurers wherein it retains the first $500,000 of each loss occurrence. The next $500,000 of losses per occurrence (excess of the first $500,000 of losses per occurrence retained by the Company) are 50% reinsured. The new reinsurance program, which is effective through September 30, 2009, provides coverage up to $85.0 million per loss occurrence as follows:

Layer	General Description

$500,000 for each loss occurrence in excess of $500,000 for each loss occurrence	50% reinsured, subject to an aggregate annual limit of $17.0 million.

$1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $10.0 million. Includes general liability coverage limited to 77% recovery of each general liability loss occurrence. The remaining 23% of each general liability loss occurrence in this layer is retained by the Company.

$3.0 million for each loss occurrence in excess of $2.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million. Includes general liability coverage.

$5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million. Includes general liability coverage.

$10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $20.0 million and a limit of $7.5 million maximum for any one life.

$30.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $60.0 million and a limit of $7.5 million maximum for any one life.

$35.0 million for each loss occurrence in excess of $50.0 million for each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $70.0 million and a limit of $7.5 million maximum for any one life.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company’s current excess of loss reinsurance treaties were placed with the following reinsurers:

Reinsurer	A.M. Best Rating

Allied World Assurance Company Ltd.	“A” (Excellent)
Aspen Insurance UK Limited	“A” (Excellent)
Catlin Underwriting (US) o/b/o Lloyd’s Syndicate 2003 (SJC)	“A” (Excellent)
Hannover Rueckversicherung AG	“A” (Excellent)
Hannover Re (Bermuda) Limited	“A” (Excellent)
Lloyd’s of London (Various syndicates)	“A” (Excellent)
MAX Bermuda	“A−” (Excellent)
Paris Re S.A.	“A−” (Excellent)
Partner Reinsurance Company of the U.S.	“A+” (Excellent)
Tokio Millennium Reinsurance Limited	“A+” (Excellent)

For the periods from October 1, 2006 through October 1, 2007 and from October 1, 2007 through October 1, 2008, the Company entered into reinsurance treaties with nonaffiliated reinsurers wherein it retains the first $1.0 million of each loss occurrence. Losses in excess of $1.0 million up to $75.0 million are reinsured as follows:

Layer	General Description

$1.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $8.0 million.

$3.0 million excess of $2.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million.

$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million.

$10.0 million excess of $10.0 million each loss occurrence	Fully reinsured, subject to a limit of $7.5 million maximum for any one life and an aggregate limit of $20.0 million.

$30.0 million excess of $20.0 million each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $60.0 million and a limit of $5.0 million maximum for any one life.

$25.0 million excess of $50.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $50.0 million and a limit of $5.0 million maximum for any one life.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective from October 1, 2005 through October 1, 2006, the Company entered into reinsurance treaties wherein it retains the first $500,000 of each loss occurrence. Losses in excess of $500,000 up to $50.0 million are reinsured with nonaffiliated reinsurers as follows:

Layer	General Description

$500,000 excess of $500,000 each loss occurrence	Reinsured 50%, subject to an annual aggregate deductible of $1.5 million and an aggregate limit of $10.0 million.

$4.0 million excess of $1.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate deductible of $2.0 million and an aggregate limit of $16.0 million.

$5.0 million excess of $5.0 million each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $15.0 million.

$10.0 million excess of $10.0 million each loss occurrence	Fully reinsured, subject to an aggregate limit of $20.0 million.

$30.0 million excess of $20.0 million each loss occurrence	Fully reinsured, subject to an aggregate limit of $60.0 million.

Effective from October 1, 2004 through October 1, 2005, the Company entered into reinsurance treaties wherein it retains the first $500,000 of each loss occurrence. Losses in excess of $500,000 up to $100.0 million are 100% reinsured with nonaffiliated reinsurers.

Effective from October 1, 2003 through October 1, 2004, the Company entered into reinsurance treaties wherein it retains the first $500,000 of each loss occurrence. The next $500,000 of such loss occurrence is 50% retained by SBIC after meeting a $1.5 million aggregate deductible. Losses in excess of $1.0 million up to $100.0 million are 100% reinsured with nonaffiliated reinsurers.

All of the reinsurance treaties described in this Note are subject to various additional limitations and exclusions as more fully described in the treaties.

SBIC has in place a series of reinsurance treaties that were entered into prior to its acquisition by SIH which are as follows: Effective from January 1, 1999 through January 1, 2001, SBIC retains the first $250,000 of each loss occurrence; the next $750,000 of such loss occurrence is 100% reinsured with nonaffiliated reinsurers. Losses in excess of $1.0 million up to $4.0 million for this time period are 100% reinsured with nonaffiliated reinsurers. Effective July 1, 2000 through July 1, 2002, SBIC retains the first $500,000 of each loss occurrence; the next $500,000 of such loss occurrence is 100% reinsured with nonaffiliated reinsurers. Effective January 1, 2001 through January 1, 2002, SBIC retains the first $1.0 million of each loss occurrence; losses up to $5.0 million are 100% reinsured with nonaffiliated reinsurers. Effective October 1, 2000 through October 1, 2001, SBIC has a quota-share treaty whereby 10% of the first $250,000 loss plus a pro-rata share of expenses are 100% reinsured with Swiss Reinsurance Company. Effective January 1, 2002 through May 31, 2002, 100% of all losses are 100% quota-shared to Argonaut Insurance Company.

As part of the Acquisition, SIH and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $4.2 million at December 31, 2008 and $2.5 million at December 31, 2007. The increase in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying consolidated statements of operations.

As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of the Acquisition. Thereafter, the Trust shall be adjusted each quarter, if

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $2.8 million at December 31, 2008 and $3.5 million at December 31, 2007. In March 2009, the Company submitted a request to LMC to increase the balance in the Trust to 102% of its obligations under the adverse development cover.

b.	Reinsurance Assumed

The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance, which operates residual market programs on behalf of some states. The states in which the Company assumed residual market business in 2008 and 2007 include the following: Alabama, Alaska, Arizona, Arkansas, Connecticut, Delaware, the District of Columbia, Georgia, Idaho, Illinois, Iowa, Kansas, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, Oregon, South Carolina, and Virginia.

c.	Reinsurance Recoverables and Income Statement Effects

Balances affected by reinsurance transactions are reported gross of reinsurance in the balance sheets. Reinsurance recoverables comprise the following amounts at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)

Reinsurance recoverables on unpaid loss and loss adjustment expenses	$18,231	$14,034
Reinsurance recoverables on paid losses	313	176

Total reinsurance recoverables	$18,544	$14,210

The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to losses from reinsurer insolvencies. In the event a reinsurer is unable to meet its obligations, the Company would be liable for the losses under the agreement.

The following table summarizes the Company’s top ten reinsurers, based on net amount recoverable, as of December 31, 2008:

		Net Amount
		Recoverable as of
	A.M. Best	December 31,
Reinsurer	Rating	2008
		(In thousands)

Hannover Rucversicherungs Aktiengesellschaft*	A	$6,407
MAX RE Limited*	A-	4,343
Swiss Reinsurance America Corp.	A+	2,405
Argonaut Insurance Company	A	1,704
Partner Reinsurance Company of the US*	A+	368
Catlin UW/Lloyds Syndicate 2003 (SJC)*	A	361
Alea Europe Limited	NR-5	167
SCOR Reinsurance Company	A-	152
Arch Reinsurance Company	A	152
Berkley Insurance Company	A+	144

Total		$16,203

*	Participant in current excess of loss reinsurance treaty program or individual risk reinsurance placements.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded no write-offs of uncollectible reinsurance recoverables in the years ended December 31, 2008, 2007, and 2006.

The effects of reinsurance are as follows for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Reinsurance assumed:
Written premiums	$6,559	$9,668	$8,440
Earned premiums	7,169	8,576	5,480
Losses and loss adjustment expenses incurred	4,673	5,607	3,092
Reinsurance ceded:
Written premiums	$14,520	$15,300	$15,490
Earned premiums	14,474	14,979	15,592
Losses and loss adjustment expenses incurred	6,321	2,121	1,571

Provisions in the three lower layer treaties (covering losses from $0.5 million to $10.0 million) in the Company’s 2005-2006 reinsurance program allow the Company the ability, at its sole discretion, to commute the contracts within 24 months of expiration in return for a contingent profit commission calculated in accordance with terms specified in the contracts. In accordance with these provisions, the Company commuted these treaties in 2008 in return for a contingent profit commission of approximately $2.3 million. As of December 31, 2008, there were no ceded losses associated with these layers and it is not expected that developed losses that would otherwise be covered by reinsurance will exceed the contingent profit commission. The contingent profit commission was recorded as a reduction of loss and loss adjustment expenses.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning balance:
Unpaid loss and loss adjustment expense	$250,085	$198,356	$142,211
Reinsurance recoverables	(14,034)	(13,504)	(13,745)

Net balance, beginning of year	236,051	184,852	128,466

Incurred related to:
Current year	168,559	162,018	130,124
Prior years	(24,978)	(34,081)	(22,811)
Receivable under adverse development cover	(1,646)	248	571

Total incurred	141,935	128,185	107,884

Paid related to:
Current year	(42,253)	(35,480)	(23,196)
Prior years	(63,583)	(41,258)	(27,731)

Total paid	(105,836)	(76,738)	(50,927)

Receivable under adverse development cover	1,646	(248)	(571)

Net balance, end of year	273,796	236,051	184,852
Reinsurance recoverables	18,231	14,034	13,504

Unpaid loss and loss adjustment expense	$292,027	$250,085	$198,356

As a result of changes in estimates of insured events in prior periods, the unpaid loss and loss adjustment expenses decreased by approximately $15.1 million in 2008 due to positive development on previously reported claims in accident year 2007, $7.4 million due to positive development on previously reported claims in accident year 2006 and approximately $2.4 million due to positive development on previously reported claims in accident years 2005. For accident years 2004 and prior, unpaid loss and loss adjustment expenses increased by approximately $1.1 million as a result of unfavorable development on previously reported claims due to the small base of claims and losses assumed from the NCCI pools. In connection with the Acquisition, KEIC and LMC entered into an agreement to indemnify each other with respect to developments in KEIC’s unpaid loss and loss adjustment expenses over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2008 and 2007, the Company reduced unpaid loss and loss adjustment expense by $5.6 million and $4.3 million, respectively, for anticipated salvage and subrogation recoveries.

10.	Surplus Notes

On May 26, 2004, SBIC issued in a private placement $12.0 million in subordinated floating rate Surplus Notes due in 2034. The note holder is ICONS, Ltd. and Wilmington Trust Company acts as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR rate plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which the Company may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. To date, there has been no Excess Interest. The interest rate at December 31, 2008 was 6.2%. Interest and principal may be paid only upon the prior approval of the Illinois Division of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Division of Insurance approval, the Company cannot pay dividends on its capital stock, is limited in its ability to redeem, purchase or acquire any of its capital stock and cannot make payments of interest or principal on any debt issued by the Company which ranks equal with or junior to the Surplus Notes. If an event of default occurs and is continuing, the principal and accrued interest can become immediately due and payable. Interest expense for the years ended December 31, 2008, 2007, and 2006 was $0.9 million, $1.1 million, and $1.1 million, respectively.

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

Issuance costs of $591,000 incurred in connection with the Surplus Notes are being amortized over the life of the notes using the effective interest method. Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $43,000, $56,000 and $54,000, respectively.

11.	Income Taxes

The operations of SIH and its subsidiaries are included in a consolidated federal income tax return.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the difference between the “expected” income tax computed by applying the federal statutory income tax rate of 35% to income before income taxes and the total income taxes reflected on the books for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Expected income tax expense at statutory rates	$14,749	$20,439	$16,936
State income tax expense, net of federal benefit	240	374	296
Tax exempt bond interest income	(3,153)	(2,562)	(2,201)
Valuation allowance on capital losses	957	—	—
Other	70	233	128

Total income tax expense	$12,863	$18,484	$15,159

Deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for federal income tax reporting purposes. The significant components of the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Unpaid loss and loss adjustment expenses	$14,558	$12,040
Unearned premium	10,253	9,578
Unrealized net loss on investment securities	1,600	—
Bad debt reserves	171	495
Restricted stock grants	2,244	1,185
Amortizable assets	448	209
Accrued vacation and bonus	408	338
Guaranty fund payable	262	245
Net capital loss carryover	405	239
Other than temporary impairments	4,690	—
Other	1,549	1,008

Total gross deferred tax assets	36,588	25,337
Valuation allowance	(1,995)	—

Net deferred tax asset	34,593	25,337
Deferred tax liabilities:
Prepaid expenses	(323)	(309)
Unrealized net gain on investment securities	—	(882)
State insurance licenses	(420)	(420)
Deferred acquisition costs	(8,111)	(6,941)
Other	(595)	(297)

Total deferred tax liabilities	(9,449)	(8,849)

Net deferred tax asset	$25,144	$16,488

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the taxes paid in prior years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2008, management established a $2.0 million valuation allowance against deferred taxes generated by the realized and unrealized losses in the Company’s preferred stock and equity portfolios. Of this amount, $1.0 million is reflected in accumulated other comprehensive income and is directly associated with unrealized losses on the Company’s equity and preferred stock portfolio. The remaining $1.0 million of the valuation allowance has been recorded as an increase in deferred tax expenses and is related to the $13.4 million other-than-temporary-impairment charge. Management established this reserve after determining that these capital loss carry forwards were more likely than not to expire unused since there was an inadequate amount of capital gains available in the fixed income portfolio to offset the anticipated net capital loss. No such valuation allowances were established for the years ended December 31, 2007 or 2006.

As of December 31, 2008, the Company has capital loss carry forwards of approximately $1.2 million. Approximately $146,000 expires in 2010, $431,000 expires in 2011, $106,000 expires in 2012 and $475,000 expires in 2013.

12.	Statutory Net Income and Stockholders’ Equity

SBIC is required to file annually with state regulatory insurance authorities financial statements prepared on an accounting basis as prescribed or permitted by such authorities (statutory basis accounting or “SAP”). Statutory net income and capital and surplus (stockholders’ equity) differ from amounts reported in accordance with GAAP, primarily because of the following accounting treatments prescribed by SAP: policy acquisition costs are expensed when incurred; certain assets designated as “nonadmitted” for statutory purposes are charged to surplus; fixed-income securities are reported primarily at amortized cost or fair value based on their rating by the National Association of Insurance Commissioners (“NAIC”); policyholders’ dividends are expensed as declared rather than accrued as incurred; deferred income taxes are charged or credited directly to unassigned surplus; and any change in the admitted net deferred tax asset is offset to equity. Following is a summary of SBIC’s statutory net gain for the years ended December 31, 2008, 2007, and 2006 and statutory capital and surplus as of December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(In thousands)

Statutory net gain	$24,398	$33,693	$26,967
Statutory capital and surplus	275,702	256,322	222,310

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Illinois without prior approval of regulatory authorities is restricted if such dividend, together with other distributions during the 12 preceding months, would exceed the greater of 10% of the insurer’s statutory surplus as of the preceding December 31 or the statutorily adjusted net income for the preceding calendar year. If the limitation is exceeded, then such proposed dividend must be reported to the Director of Insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized gains. At December 31, 2008, SBIC had statutory earned surplus of $92.6 million. Consequently, SBIC would be able to pay up to $24.4 million of stockholder dividends in 2009 without the prior approval of the regulators.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the Illinois Division of Insurance completed a comprehensive financial examination of SBIC’s 2005 statutory annual statement. The examination report contained three findings, none of which resulted in any fines, penalties or adjustments to SBIC’s financial statements. Prior to this examination, KEIC was last examined by the Illinois Division of Insurance as of December 31, 2000.

The State of Illinois imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified within certain levels, each of which requires specified corrective action. SBIC exceeded the minimum risk-based capital requirements at December 31, 2008 and 2007.

13.	Commitments

The Company leases certain office space for its headquarters and regional offices under agreements that are accounted for as operating leases. Lease expense totaled $2.9 million, $1.3 million and $1.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Total rent, including the effect of rent increases and concessions, is expensed on a straight-line basis over the respective lease terms.

Future minimum payments required under the agreements are as follows:

Operating
leases
(In thousands)

2009	$2,398
2010	2,295
2011	2,199
2012	2,126
2013	1,661
Thereafter	3,189

$13,868

14.	Retirement Plan

The Company maintains a defined contribution 401(k) retirement savings plan covering substantially all of its employees. In 2008, 2007 and 2006, the Company matched 100% of the first five percent of eligible compensation contributed to the plan on a pre-tax basis. For the years ended December 31, 2008, 2007, and 2006, the Company made additional contributions equal to one percent of compensation for all persons who were employed at the end of the year. Employees are 100% vested in all matching contributions when they are made. Contribution expense for the years ended December 31, 2008, 2007, and 2006 was $1.2 million, $0.8 million and $0.6 million respectively.

15.	Contingencies

a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has accrued a liability for guaranty fund and other assessments of $3.6 million at December 31, 2008 and has recorded a related asset for premium tax offset and policy surcharges of $3.4 million at that date. This amount represents

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid. Policy surcharges are generally collected in the year following assessment and premium tax offsets are generally recognized over a period of up to five years following the year of assessment.

b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

16.	Retrospectively Rated Contracts

On October 1, 2003, the Company began selling workers’ compensation insurance policies for which the premiums vary based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment. Accrued retrospectively rated premiums are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums and return retrospective premiums are recorded as additions to and reductions from written premium, respectively. Approximately 11.0%, 11.9% and 17.0% of the Company’s direct premiums written for the years ended December 31, 2008, 2007 and 2006, respectively, related to retrospectively rated contracts. The Company accrued $12.3 million for retrospective premiums receivable and $18.5 million for return retrospective premiums at December 31, 2008 and $9.3 million for retrospective premiums receivable and $17.8 million for return retrospective premiums at December 31, 2007.

17.	Acquisitions

On December 17, 2007, the Company completed the acquisition of Total Health Care Management, Inc. (“THM”), a provider of medical bill review, utilization review, nurse case management and other related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million is scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieves certain revenue objectives in 2008, 2009 and 2010. Based on THM’s performance in 2008, the initial installment has not been paid at this time. However, such amount may be paid later if warranted by THM’s future performance. As a result of this acquisition, the Company recorded additional goodwill of $1.4 million.

In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction were a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. The stock purchase agreement provides for a contingent purchase price to be paid by (or refunded to) the Company approximately 13 months following the closing date, depending on whether BWNV revenue in the 12 months following closing exceeds (or is less than) the base revenue assumed at the time of the closing. The Company recorded goodwill of approximately $0.5 million in connection with this acquisition.

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Intangible Assets

Intangible assets, other than goodwill, consist of the following at December 31, 2008 and 2007 (dollar amounts in thousands):

			Accumulated Amortization
	Amortization	Gross Carrying	at December 31,
	Period (years)	Amount	2008	2007
	(In thousands)

Intangible assets:
State insurance licenses	—	$1,200	$—	$—
State business licenses	—	25	—	—
Renewal rights	2	783	783	783
Internally developed software	3	944	944	944
Trademark	5	50	50	42
Customer relations	2	30	30	30

		$3,032	$1,807	$1,799

Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS No. 142, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment.

The goodwill impairment test follows a two step process as defined in SFAS No. 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess, and the charge could have a material adverse effect on the Company’s results of operations and financial position.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management for reporting units and the discount rate utilized.

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2008. The conclusion reached as a result of the annual goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value, and therefore determined not to be impaired.

As part of the Company’s goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company using the December 31, 2008 common stock price. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to transaction premium. The amount of the transaction premium was determined to be reasonable based on recent insurance transactions and specific facts and circumstances related to the Company.

If current market conditions persist during 2009, in particular if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at the end of each quarter as part of an interim impairment test. Subsequent reviews of goodwill could result in an impairment of goodwill during 2009.

The weighted average amortization period for all intangible assets subject to amortization is 2.6 years. Aggregate amortization expense was $7,500, $10,000 and $246,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The changes in the carrying amount of goodwill for the year ended December 31, 2008, were as follows:

(In thousands)

Balance as of January 1, 2008	$2,881
Goodwill acquired during year	505

Balance as of December 31, 2008	$3,386

19.	Stockholders’ Equity

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

At December 31, 2008, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004. In April 2007, the Board of Directors further amended the 2003 Plan and amended the 2005 Plan.

The Board of Directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Board of Directors. At December 31, 2008, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 481,946 shares had been granted, and 2,203,668 shares for issuance under the 2005 Plan, of which 1,651,977 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has only issued new shares of common stock upon exercise of stock options or award of nonvested shares.

a.	Stock Options

The fair values of stock options granted during the years ended December 31, 2008, 2007 and 2006 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006

Expected term (years)	6.3	6.3	6.2
Expected stock price volatility	29.5%	26.3%	26.1%
Risk-free interest rate	3.02%	4.58%	4.75%
Expected dividend yield	—	—	—
Estimated fair value per option	$5.15	$6.75	$6.37

For 2006 and 2007, the expected term of options was determined using the “simplified method,” which averages an award’s weighted average vesting period and its contractual term and expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the initial public offering of its common stock in January 2005 and the historical volatility of a peer company’s stock for a period of time equal to the expected term of the option. In 2008, expected stock price volatility was based on the Company’s historical stock price volatility since the public offering of its common stock in January 2005. The change in determining volatility was made in 2008 because the Company had developed credible historical data based solely on the Company’s stock volatility. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid stockholder dividends in the past and has no current plan to pay any stockholder dividends in the future.

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

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the years ended December 31, 2008 and 2007:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise Price	Contractual Life	Intrinsic
	Options	per Share	(years)	Value
				(In thousands)

Outstanding at December 31, 2006	918,154	$9.39	7.6	$7,916
Granted	148,700	18.30	—	—
Forfeited	(13,710)	12.22	—	—
Exercised	(37,697)	8.22	—	—
Cancelled	(126)	18.40	—	—

Outstanding at December 31, 2007	1,015,321	10.70	7.0	4,450
Granted	205,202	14.44	—	—
Forfeited	—	—	—	—
Exercised	(134,346)	8.29	—	—
Cancelled	(32,300)	16.78	—	—

Outstanding at December 31, 2008	1,053,877	11.55	7.1	204

Exercisable at December, 2008	654,090	9.33	6.1	1,573
Exercisable at December, 2007	616,647	8.15	6.3	4,275

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $11.74 and $15.08 at December 31, 2008 and 2007, respectively. As of December 31, 2008, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 33.2 months. Proceeds from the exercise of stock options totaled approximately $1.1 million in 2008 and approximately $310,000 in 2007. The total intrinsic value of stock options exercised was approximately $758,700 in 2008 and approximately $373,500 in 2007.

As of December 31, 2008, there were 551,691 shares of common stock available for issuance of future share-based awards. In accordance with the provisions of the 2005 Plan, the number of shares authorized for issuance under the 2005 Plan was automatically increased by 427,857 shares on January 1, 2009, resulting in 979,548 shares available for issuance as of that date. The following table presents additional information regarding options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price

$ 6.54	376,718	5.3	$6.54	376,718	$6.54
10.50-12.54	247,443	6.7	10.66	179,753	10.67
13.93-15.96	204,266	9.6	14.64	10,875	15.40
17.16-18.68	225,450	8.4	18.08	86,744	17.95

	1,053,877	7.1	11.55	654,090	9.33

SEABRIGHT INSUSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Nonvested Stock

The following table summarizes nonvested stock activity for the years ended December 31, 2008 and 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at December 31, 2006	233,875	17.39
Granted	255,755	18.18
Vested	—	—
Forfeited	(15,750)	17.97

Outstanding at December 31, 2007	473,880	17.80
Granted	428,742	14.32
Vested	(102,900)	16.47
Forfeited	—	—

Outstanding at December 31, 2008	799,722	16.11

As of December 31, 2008, there was $6.1 million of total unrecognized compensation cost related to nonvested stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 23.4 months.

21.	Quarterly Financial Information (unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2008, 2007 and 2006.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except earnings per share)

2008:
Premiums earned	$56,722	$55,685	$68,687	$67,550
Loss and loss adjustment expenses	30,409	32,156	39,154	40,216
Underwriting, acquisition and insurance expenses	15,646	17,678	17,350	20,495
Net income	10,852	6,432	1,781	10,213
Diluted earnings per share	$0.52	$0.30	$0.08	$0.48
2007:
Premiums earned	$48,631	$54,757	$59,721	$64,886
Loss and loss adjustment expenses	25,918	29,012	34,921	38,334
Underwriting, acquisition and insurance expenses	12,631	14,692	15,172	16,437
Net income	10,073	10,203	9,650	9,986
Diluted earnings per share	$0.48	$0.49	$0.46	$0.48
2006:
Premiums earned	$43,963	$41,794	$47,819	$52,015
Loss and loss adjustment expenses	28,471	22,057	27,871	29,485
Underwriting, acquisition and insurance expenses	9,732	9,780	10,129	12,665
Net income	5,968	9,383	9,097	8,781
Diluted earnings per share	$0.31	$0.45	$0.44	$0.42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

The management of SeaBright Insurance Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A system of internal control can provide only reasonable, not absolute assurance, that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the design and operating effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included in this Item 9A.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting during our fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

We have audited SeaBright Insurance Holdings, Inc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SeaBright Insurance Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
March 16, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Common Stock Ownership” contained in our proxy statement for the 2009 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Director Compensation” contained in our proxy statement for the 2009 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the sections captioned “Common Stock Ownership” and “Executive Compensation” contained in our proxy statement for the 2009 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” contained in our proxy statement for the 2009 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the sections captioned “Principal Accounting Fees and Services” contained in our proxy statement for the 2009 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008.

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
John G. Pasqualetto,
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 16, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

Under date of March 16, 2009, we reported on the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in this annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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
March 16, 2009

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share information)

ASSETS
Cash and cash equivalents	$10,133	$11,765
Federal income tax recoverable	1,671	—
Other assets	7,435	7,014
Investment in subsidiaries	305,627	277,932

Total assets	$324,866	$296,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Federal income tax payable	$—	$2,373
Accrued expenses and other liabilities	53	32

Total liabilities	53	2,405

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 authorized; issued and outstanding — 21,392,854 shares at December 31, 2008 and 20,831,102 at December 31, 2007	214	208
Paid-in capital	200,893	194,023
Accumulated other comprehensive income (loss)	(4,009)	1,638
Retained earnings	127,715	98,437

Total stockholders’ equity	324,813	294,306

Total liabilities and stockholders’ equity	$324,866	$296,711

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and earnings per share information)

Revenue:
Income from subsidiaries	$33,341	$42,418	$34,103
Net investment income	330	734	656

	33,671	43,152	34,759
Losses and expenses	6,329	4,375	1,991

Income before income taxes	27,342	38,777	32,768

Income tax benefit:
Current	(887)	(303)	(18)
Deferred	(1,049)	(832)	(443)

	(1,936)	(1,135)	(461)

Net income	$29,278	$39,912	$33,229

Basic earnings per share	$1.43	$1.96	$1.66
Diluted earnings per share	$1.38	$1.90	$1.63
Weighted average basic shares outstanding	20,498,305	20,341,931	19,986,244
Weighted average diluted shares outstanding	21,232,762	20,976,525	20,403,089

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
					Other
	Outstanding				Comprehensive		Total
	Common	Preferred	Common	Paid-in	Income	Retained	Stockholders’
	Shares	Stock	Stock	Capital	(Loss)	Earnings	Equity
	(In thousands)

Balance at December 31, 2005	16,411	$—	$164	$131,485	$(1,267)	$25,296	$155,678
Net income	—	—	—	—	—	33,229	33,229
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $144	—	—	—	—	266	—	266
Decrease in unrealized loss on investment securities avail- able for sale, net of tax of $432	—	—	—	—	804	—	804

Comprehensive income	—	—	—	—	—	—	34,299
Follow on public offering	3,910	—	39	57,516	—	—	57,555
Stock based compensation	—	—	—	1,554	—	—	1,554
Restricted stock grants	228	—	2	—	—	—	2
Exercise of stock options, including tax benefit of $6	4	—	—	38	—	—	38

Balance at December 31, 2006	20,553	—	205	190,593	(197)	58,525	249,126
Net income	—	—	—	—	—	39,912	39,912
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $36	—	—	—	—	69	—	69
Decrease in unrealized loss on investment securities avail- able for sale, net of tax of $951	—	—	—	—	1,766	—	1,766

Comprehensive income	—	—	—	—	—	—	41,747
Stock based compensation	—	—	—	3,010	—	—	3,010
Restricted stock grants	240	—	3	—	—	—	3
Exercise of stock options, including tax benefit of $110	38	—	—	420	—	—	420

Balance at December 31, 2007	20,831	$—	208	194,023	1,638	98,437	294,306
Net income	—	—	—	—	—	29,278	29,278
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $4,792	—	—	—	—	9,089	—	9,089
Increase in unrealized loss on investment securities avail- able for sale, net of tax benefit of $6,236	—	—	—	—	(14,736)	—	(14,736)

Comprehensive income	—	—	—	—	—	—	23,631
Stock based compensation, net of taxes of $78	—	—	—	5,630	—	—	5,630
Restricted stock grants	428	—	4	—	—	—	4
Exercise of stock options, including tax benefit of $148	134	—	2	1,240	—	—	1,242

Balance at December 31, 2008	21,393	$—	$214	$200,893	$(4,009)	$127,715	$324,813

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$29,278	$39,912	$33,229
Adjustment to reconcile net income to net cash used in operating activities, net of effect of acquisition:
Equity in earnings of subsidiaries	(33,341)	(42,418)	(34,103)
Benefit for deferred income taxes	(1,049)	(832)	(443)
Amortization of intangible assets	10	(10)	—
Compensation cost on stock options	988	698	497
Grant of restricted shares of common stock	4,720	2,311	1,057
Changes in certain assets and liabilities:
Receivable from subsidiaries	2,285	(4,026)	851
Federal income taxes payable (recoverable)	(4,044)	3,606	(1,171)
Other assets	(25)	(68)	(1)
Accrued expenses and other liabilities	—	(15)	(102)

Net cash used in operating activities	(1,178)	(842)	(186)

Cash flows from investing activities, net of effects of acquisition:
Cash paid for acquisition, net of cash acquired	—	(1,178)	—
Issuance of intercompany promissory note	(1,700)
Investment in subsidiaries	—	—	(50,005)

Net cash used in investing activities	(1,700)	(1,178)	(50,005)

Cash flows from financing activities:
Proceeds from follow on public offering of common stock	—	—	57,556
Proceeds from exercise of stock options	1,094	313	32
Deferred tax benefit from disqualifying dispositions	148	—	6
Grant of restricted stock	4	—	—

Net cash provided by financing activities	1,246	313	57,594

Net increase (decrease) in cash and cash equivalents	(1,632)	(1,707)	7,403
Cash and cash equivalents at beginning of period	11,765	13,472	6,069

Cash and cash equivalents at end of period	$10,133	$11,765	$13,472

See report of independent registered public accounting firm.

SCHEDULE IV — REINSURANCE

SEABRIGHT INSURANCE HOLDINGS, INC.

					Percent of
		Ceded to	Assumed		Amount
		Other	from Other		Assumed
	Direct	Companies	Companies	Net	to Net
	(In thousands)

Year ended December 31, 2008:
Premiums Earned	$255,949	$14,474	$7,169	$248,644	2.9%
Year ended December 31, 2007:
Premiums Earned	234,398	14,979	8,576	227,995	3.8%
Year ended December 31, 2006:
Premiums Earned	195,702	15,591	5,480	185,591	3.0%

See report of independent registered public accounting firm.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

SEABRIGHT INSURANCE HOLDINGS, INC.

		Unpaid				Loss and Loss		Amortization
	Deferred	Loss and				Adjustment Expenses Incurred		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net	Related to		Policy	and Loss	Gross
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium(1)	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2008	$23,175	$292,027	$154,312	$248,644	$22,605	$168,559	$(26,624)	$43,631	$105,836	$270,344
Year ended December 31, 2007	19,832	250,085	145,213	227,995	20,307	162,018	(33,833)	36,481	76,738	282,658
Year ended December 31, 2006	15,433	198,356	112,395	$185,591	15,245	130,124	(22,240)	26,497	50,927	230,253

(1)	Net unearned premium represents unearned premiums minus prepaid reinsurance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
3.2		Amended and Restated By-laws of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
4.1		Specimen Common Stock Certificate (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
4.2		Indenture dated as of May 26, 2004 by and between SeaBright Insurance Company and Wilmington Trust Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.1 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10	.2 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.3 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Joseph S. De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.4 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard W. Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.5 †	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.6 †	Employment Agreement, dated as of March 31, 2005, by and between SeaBright Insurance Company and Debra Drue Wax (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 5, 2005)
10.7		Purchase Agreement, dated as of July 14, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.8		Amendment Letter to Purchase Agreement, dated as of July 30, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.9		Amendment Letter to Purchase Agreement, dated as of September 15, 2003, by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.10		Escrow Agreement, dated as of September 30, 2003, by and among Wells Fargo Bank Minnesota, National Association, SeaBright Insurance Holdings, Inc. and Kemper Employers Group, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number		Description

10.11		Adverse Development Excess of Loss Reinsurance Agreement, dated as of September 30, 2004, between Lumbermens Mutual Casualty Company and Kemper Employers Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.12		Amended and Restated Reinsurance Trust Agreement, dated as of February 29, 2004, by and among Lumbermens Mutual Casualty Company and SeaBright Insurance Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.13		Commutation Agreement, dated as of September 30, 2003, by and between Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.14		Administrative Services Agreement, dated as of September 30, 2003, by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.15		Administrative Services Agreement, dated as of September 30, 2003, by and among Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.16		Claims Administration Services Agreement, dated as of September 30, 2003, by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.17		Side Letter, dated as of September 29, 2003, by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.18 †	Amendment to Employment Agreement by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
10.19		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and John Pasqualetto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.20		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.21		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Joseph De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.22		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.23		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.24		Executive Stock Agreement, dated as of June 30, 2004, by and between SeaBright Insurance Holdings, Inc. and Chris Engstrom (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number		Description

10.25		Executive Stock Agreement, dated as of June 30, 2004, by and between SeaBright Insurance Holdings, Inc. and James Louden Borland III (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.26		Stock Purchase Agreement, dated as of June 30, 2004, by and between SeaBright Insurance Holdings, Inc. and each of the purchasers named therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.27†	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.28		Tax and Expense Sharing Agreement, dated as of March 12, 2004, by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.29		Agency Services Agreement, effective as of October 1, 2003, by and between SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.30		Floating Rate Surplus Note, dated May 26, 2004, from SeaBright Insurance Company to Wilmington Trust Company, as trustee, for $12,000,000 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.31		Side Letter, dated as of September 28, 2004, by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10	.32 †	Form of Stock Option Award Agreement for awards granted under 2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)
10	.33 †	Form of Restricted Stock Grant Agreement for grants to directors under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 28, 2005)
10	.34 †	SeaBright Insurance Holdings, Inc. Bonus Plan 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51124), filed March 17, 2008)
10	.35 †	Form of Restricted Stock Grant Agreement for grants to officers under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51124), filed March 29, 2006)
10	.36 †	Employment Agreement, dated as of August 15, 2006, by and between SeaBright Insurance Company and Marc B. Miller, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed August 17, 2006)
10	.37 †	Second Amended and Restated 2003 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed April 3, 2007)
10	.38 †	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed April 3, 2007)
10	.39 †	SeaBright Insurance Holdings, Inc. Bonus Plan 2008 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed February 26, 2008)
10	.40 †	Form of Bonus Exhibit under SeaBright Insurance Holdings, Inc. Bonus Plan 2008 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed April 2, 2008)
10	.41 †	Employment Offer Letter to Mr. Robert P. Cuthbert, dated August 13, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed October 17, 2008)

Exhibit
Number		Description

21	.1*	Subsidiaries of the registrant
23	.1*	Consent of KPMG LLP
31	.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31	.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	.1*	Section 1350 Certification (Chief Executive Officer)
32	.2*	Section 1350 Certification (Chief Financial Officer)

*	Filed herewith.

†	Indicates a management contract, compensatory plan, contract or arrangement required to be filed pursuant to Item 601 of Regulation S-K.