Form 10-Q
period 2009-03-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2009-05-11
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2009

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 001-34204

SeaBright Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

1501 4th Avenue, Suite 2600 Seattle, WA 98101
(Address of principal executive offices, including zip code)

(206) 269-8500
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 8, 2009
Common Stock, $0.01 Par Value	21,684,891

SeaBright Insurance Holdings, Inc.

Index to Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008

	(Unaudited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $526,218 in 2009 and $523,892 in 2008)	$531,662	$522,289
Equity securities available for sale, at fair value (cost $11,333 in 2009 and 2008)	7,732	8,856
Preferred stock available for sale, at fair value (cost $677 in 2009 and $851 in 2008)	195	360
Cash and cash equivalents	38,607	22,872
Accrued investment income	5,702	6,054
Premiums receivable, net of allowance	18,000	16,374
Deferred premiums	182,657	163,322
Service income receivable	368	322
Reinsurance recoverables	25,829	18,544
Receivable under adverse development cover	3,603	4,179
Prepaid reinsurance	4,024	1,619
Property and equipment, net	5,627	5,190
Federal income tax recoverable	—	1,671
Deferred income taxes, net	24,588	25,144
Deferred policy acquisition costs, net	24,795	23,175
Intangible assets, net	1,225	1,225
Goodwill	3,335	3,386
Other assets	18,588	18,105

Total assets	$896,537	$842,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$308,701	$292,027
Unearned premiums	178,042	155,931
Reinsurance funds withheld and balances payable	3,584	1,615
Premiums payable	10,612	6,783
Accrued expenses and other liabilities	49,704	49,518
Federal and state income tax payable	698	—
Surplus notes	12,000	12,000

Total liabilities	563,341	517,874

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 21,604,600 shares at March 31, 2009 and 21,392,854 shares at December 31, 2008	216	214
Paid-in capital	201,473	200,893
Accumulated other comprehensive loss	(196)	(4,009)
Retained earnings	131,703	127,715

Total stockholders’ equity	333,196	324,813

Total liabilities and stockholders’ equity	$896,537	$842,687

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2009	2008

	(in thousands, except share and earnings per share information)

Revenue:
Premiums earned	$58,004	$56,722
Claims service income	246	406
Other service income	64	16
Net investment income	5,647	5,724
Net realized gain (loss)	11	(117)
Other income	2,677	1,409

	66,649	64,160

Losses and expenses:
Loss and loss adjustment expenses	38,564	30,409
Underwriting, acquisition and insurance expenses	19,794	15,646
Interest expense	174	251
Other expenses	3,518	1,987

	62,050	48,293

Income before taxes	4,599	15,867

Income tax expense	611	5,015

Net income	$3,988	$10,852

Basic earnings per share	$0.19	$0.53
Diluted earnings per share	$0.19	$0.52

Weighted average basic shares outstanding	20,614,696	20,359,695
Weighted average diluted shares outstanding	21,308,120	20,984,650

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2009	2008

	(in thousands)

Cash flows from operating activities:
Net income	$3,988	$10,852
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	10,928	9,159
Policy acquisition costs deferred	(12,548)	(10,838)
Provision for depreciation and amortization	1,261	820
Compensation cost on restricted shares of common stock	1,085	714
Compensation cost on stock options	159	184
Net realized (gain) loss on investments	(11)	117
Benefit for deferred income taxes	(1,577)	(1,296)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	16,674	5,010
Income tax payable	2,171	3,223
Reinsurance recoverables, net of reinsurance withheld	(6,927)	1,554
Unearned premiums, net of deferred premiums and premiums receivable	1,150	(4,748)
Accrued investment income	352	(236)
Other assets and other liabilities	3,244	(3,028)

Net cash provided by operating activities	19,949	11,487

Cash flows from investing activities:
Purchases of investments	(28,116)	(54,808)
Sales of investments	8,899	10,579
Maturities and redemption of investments	16,355	23,486
Purchases of property and equipment	(882)	(4,201)

Net cash used in investing activities	(3,744)	(24,944)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	98
Grant of restricted shares of common stock	3	3
Surrender of stock in connection with restricted stock vesting	(473)	—

Net cash provided by (used in) financing activities	(470)	101

Net increase (decrease) in cash and cash equivalents	15,735	(13,356)
Cash and cash equivalents at beginning of period	22,872	20,292

Cash and cash equivalents at end of period	$38,607	$6,936

Supplemental disclosures:
Interest paid on surplus notes	$189	$274
Federal income taxes paid	—	2,835
Accrued expenses for purchases of investments	—	115

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of SeaBright Insurance Holdings, Inc. (“SIH”) and its wholly owned subsidiaries, SeaBright Insurance Company (“SBIC”), PointSure Insurance Services, Inc. (“PointSure”), Total HealthCare Management, Inc. (“THM”), and Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”) (collectively, the ”Company,” “we” or “us”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2009.

          In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

2.   Summary of Significant Accounting Policies

          a.   Use of Estimates

          The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company has used significant estimates in determining unpaid loss and loss adjustment expenses, including losses that have occurred but were not reported to us by the financial reporting date; the amount and recoverability of reinsurance recoverable balances; goodwill and other intangibles; retrospective premiums; earned but unbilled premiums; deferred policy acquisition costs; income taxes; and the valuation of investment securities.

          b.    Goodwill and Other Intangible Assets

          Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS No. 142, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment.

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

          The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2008 and updated the analysis as of March 31, 2009. As part of the Company’s 2009 goodwill analysis, the Company used discounted cash flow analysis to estimate the fair value of each reporting unit, which was then compared to the book value of the reporting unit. The conclusion reached as a result of the goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value, and therefore no impairment was necessary. If current market conditions persist in 2009, in particular if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at the end of each quarter as part of an interim impairment test. Subsequent reviews of goodwill could result in an impairment of goodwill during 2009.

          c.    Earnings Per Share

          The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

	(in thousands)
Basic weighted average shares outstanding	20,615	20,360
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	693	625

Diluted weighted average shares outstanding	21,308	20,985

          d.   Stock-Based Compensation

          The Company accounts for awards of stock options and nonvested restricted stock according to the provisions of SFAS No. 123R, Share-Based Payment. Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2009 and 2008 is shown in the following table. No compensation cost was capitalized during the periods shown.

	Three Months Ended March 31,

	2009	2008

	(in thousands)
Stock option compensation expense related to:
Nonvested restricted stock	$1,086	$714
Stock options	159	184

Total	$1,245	$898

Total related tax benefit	$367	$260

          e.    Comprehensive Income

          The following table summarizes the Company’s comprehensive income for the three month periods ended March 31, 2009 and 2008:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,

	2009	2008

	(in thousands)
Net income	$3,988	$10,852
Reclassification adjustment for net realized (gains) losses recorded into income	(11)	117
Tax (expense) benefit related to reclassification adjustment gains (losses)	4	(41)
Decrease (increase) in net unrealized losses on investment securities available for sale	5,943	(1,712)
Tax benefit (expense) related to change in unrealized losses	(2,123)	599

Total comprehensive income	$7,801	$9,815

          f.   Recently Issued Accounting Pronouncements

           In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 115-2/124-2 in the quarter ending June 30, 2009 and is currently evaluating the impact that adoption of FSP FAS 115-2/124-2 will have on its consolidated financial condition and results of operations.

           In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 157-4 in the quarter ending June 30, 2009 and is currently evaluating the impact that adoption of FSP FAS 157-4 will have on its consolidated financial condition and results of operations.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1in the quarter ending June 30, 2009 and is currently evaluating the impact that adoption of FSP FAS 107-1 and APB 28-1 will have on its consolidated financial condition and results of operations.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Investments

          The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at March 31, 2009 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
U.S. Treasury securities	$11,829	$810	$(5)	$12,634
Government sponsored agency securities	27,933	1,481	(5)	29,409
Corporate securities	64,909	1,193	(2,252)	63,850
Tax-exempt municipal securities	287,139	7,956	(3,017)	292,078
Mortgage pass-through securities	83,313	4,052	—	87,365
Collateralized mortgage obligations	3,312	51	(218)	3,145
Asset-backed securities	47,783	1	(4,603)	43,181

Total fixed income securities available-for-sale	526,218	15,544	(10,100)	531,662
Equity securities	11,333	—	(3,601)	7,732
Preferred stock	677	—	(482)	195

Total investment securities available-for-sale	$538,228	$15,544	$(14,183)	$539,589

          Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The Company had no direct investments in individual equity securities at March 31, 2009. The unrealized loss on temporarily impaired investments totaled $14.2 million at March 31, 2009 for investment securities with a fair value of $156.0 million. Approximately $6.8 million of the total unrealized losses at March 31, 2009 were from securities that had been impaired for more than one year. At March 31, 2009, 19 securities had unrealized losses that exceeded 20% of the related security’s book value at that date. The following table presents information about investment securities with unrealized losses at March 31, 2009:

	Less Than 12 Months		12 Months or More		Total

Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss

	(in thousands)
Fixed income securities:
U.S. Treasury securities	$1,026	$(5)	$—	$—	$1,026	$(5)
Government sponsored agency securities (1)	2,287	(5)	—	—	2,287	(5)
Corporate securities	14,589	(1,363)	5,886	(860)	20,475	(2,223)
Tax-exempt municipal securities	49,419	(1,199)	30,653	(1,847)	80,072	(3,046)
Collateralized mortgage obligations	884	(1)	623	(217)	1,507	(218)
Asset-backed securities	21,873	(723)	20,805	(3,880)	42,678	(4,603)

Total fixed income securities	90,078	(3,296)	57,967	(6,804)	148,045	(10,100)
Equity securities	7,732	(3,601)	—	—	7,732	(3,601)
Preferred stock	195	(482)	—	—	195	(482)

Total	$98,005	$(7,379)	$57,967	$(6,804)	$155,972	$(14,183)

(1) Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

          The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          In general, the Company focuses on those securities whose fair values were less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited condensed consolidated financial statements. The Company evaluated investment securities with fair values less than amortized cost at March 31, 2009 and 2008 and determined that it was not necessary to record other-than-temporary impairment losses in the three month periods then ended. The Company’s determination that no other-than-temporary impairment charges were appropriate at March 31, 2009 was based on a number of considerations including, but not limited to, the following: the relatively short duration of the unrealized loss; the Company’s intent and ability to hold impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount; the fact that there had been no further degradation in the underlying security of certain investments; significant recent recoveries in the prices of certain investments; the low severity of the impairment; the fluidity of the economy currently; and the expectation that the Company will know more in the next three months about the economic recovery and its impact on the Company’s investment portfolio.

          The Company had no direct sub-prime mortgage exposure in its investment portfolio as of March 31, 2009 and less than $4.4 million of indirect exposure to sub-prime mortgages. The following is a summary of the Company’s municipal bond investments at March 31, 2009:

	Average Credit Rating	Fair Value	Percent of Total Municipals

		(in thousands)
Insured Bonds	AA/AA-	$210,080	70.8%
Uninsured Bonds	AA/AA-	86,694	29.2%

	AA/AA-	$296,774	100.0%

          The average credit quality of the Company’s municipal bond portfolio at March 31, 2009 based on the issuers’ underlying ratings was AA–. The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

          The amortized cost and estimated fair value of fixed income securities and preferred stock available-for-sale at March 31, 2009, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value

	(in thousands)
Due in one year or less	$12,014	$12,128
Due after one year through five years	177,732	181,934
Due after five years through ten years	171,767	173,493
Due after ten years	30,974	30,613
Securities not due at a single maturity date	134,408	133,689

Total fixed income securities and preferred stock	$526,895	$531,857

          The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities at March 31, 2009 was $205.2 million.

4.   Premiums

          Direct premiums written totaled $81.2 million and $61.2 million for the three month periods ended March 31, 2009 and 2008, respectively.

          Premiums receivable consist of the following at March 31, 2009 and December 31, 2008:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2009	December 31, 2008

	(in thousands)
Premiums receivable	$18,651	$16,864
Allowance for doubtful accounts	(651)	(490)

	$18,000	$16,374

5.   Reinsurance

          a.    Reinsurance Ceded

          Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

          Effective January 1, 2009, the Company entered into a new quota-share reinsurance agreement with a nonaffiliated reinsurer wherein it cedes 100% of its residual market business assumed from the National Council for Compensation Insurance (the “NCCI”) for policy year 2009 and subsequent policy years.

          b.    Reinsurance Recoverables and Income Statement Effects

          Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$25,669	$18,231
Reinsurance recoverables on paid losses	160	313

Total reinsurance recoverables	$25,829	$18,544

          The effects of reinsurance are as follows for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

	(in thousands)
Reinsurance assumed:
Written premiums	$2,509	$2,415
Earned premiums	2,307	2,613
Losses and loss adjustment expenses incurred	1,639	1,806
Commission expenses incurred	894	1,035

Reinsurance ceded:
Written premiums	$7,302	$3,224
Earned premiums	5,348	3,314
Losses and loss adjustment expenses incurred	7,790	442
Commission expenses incurred	503	352

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Unpaid Loss and Loss Adjustment Expenses

          The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$292,027	$250,085
Reinsurance recoverables	(18,231)	(14,034)

Net balance, beginning of year	273,796	236,051

Incurred related to:
Current period	37,666	38,320
Prior periods	324	(7,911)
Receivable under adverse development cover	574	—

Total incurred	38,564	30,409

Paid related to:
Current period	(5,288)	(6,196)
Prior periods	(23,466)	(18,955)

Total paid	(28,754)	(25,151)

Receivable under adverse development cover	(574)	—

Net balance, end of year	283,032	241,309
Reinsurance recoverables	25,669	13,786

Unpaid loss and loss adjustment expense	$308,701	$255,095

          Quarterly loss and loss adjustment expenses include an increase in loss reserves of approximately $0.3 million in 2009 (comprised of an increase of approximately $0.9 million in SeaBright reserves and a reduction of approximately $0.6 million in KEIC reserves) and are net of an approximately $7.9 million release of loss reserves in 2008. The majority of these reserve releases in the quarter ended March 31, 2008 related to the Company’s California book of business and reflected a continuation of lower than anticipated patterns of loss payments in recent accident years as a result of reform legislation enacted there primarily in 2003 and 2004. The majority of the 2009 SeaBright loss reserve increase related to accident year 2008 and the KEIC loss reserve decrease related to accident years 2002 and prior.

7.   Contingencies

          a.  SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of March 31, 2009, SBIC had a liability for guaranty fund and other assessments of $3.3 million and a guaranty fund receivable of $1.9 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

          b.  The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

8.   Share-Based Payment Arrangements

          At March 31, 2009, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2008.

          As of March 31, 2009, options to purchase 376,718 shares of common stock were outstanding under the 2003 Plan, and no additional shares were reserved for issuance under the 2003 Plan. As of March 31, 2009, 882,084 shares of nonvested restricted stock were outstanding under the 2005 Plan, options to purchase 749,737 shares of common stock were outstanding under the 2005 Plan and 695,224 shares were reserved for issuance under the 2005 Plan.

          a.   Stock Options

          The fair values of stock options granted during the quarters ended March 31, 2009 and 2008 were determined on the dates of grant using the Black-Scholes-Merton (“Black-Scholes”) option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,

	2009	2008

Expected term (years)	6.3	6.3
Expected stock price volatility	33.6%	29.5%

Risk-free interest rate	2.14%	2.92%
Expected dividend yield	—	—

Estimated fair value per option	$ 3.93	$ 5.18

          The following table summarizes stock option activity for the quarter ended March 31, 2009:

	Shares Subject to Options	Weighted Average Exer-cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2008	1,053,877	$11.55	7.1	$204
Granted	85,328	10.58	—	—
Forfeited	(7,062)	17.37	—	—
Exercised	—	—	—	—
Cancelled	(5,688)	17.84	—	—

Outstanding at March 31, 2009	1,126,455	11.41	6.7	—

Exercisable at March 31, 2009	767,019	9.92	5.6	413

          The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $10.46 on March 31, 2009. There were no proceeds from the exercise of stock options during the quarter ended March 31, 2009.

          The following table presents additional information regarding options outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$6.54-9.00	376,718	4.6	$6.55	376,718	$6.54
10.50-12.54	332,771	7.0	10.65	238,557	10.63
13.93-15.96	202,266	8.9	14.64	36,241	14.87
17.16-18.68	214,700	7.6	18.08	115,503	17.94

	1,126,455	6.7	11.41	767,019	9.92

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          b.    Restricted Stock

          The following table summarizes restricted stock activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2008	799,722	$16.11
Granted	255,987	10.58
Vested	(173,625)	17.64
Forfeited	—	—

Outstanding at March 31, 2009	882,084	14.20

          As of March 31, 2009, there was $7.6 million of total unrecognized compensation cost related to nonvested restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 26 months.

9.   Fair Values of Assets and Liabilities

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

          The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments in the accompanying unaudited condensed consolidated financial statements and notes:

          Cash and cash equivalents, premiums receivable, accrued expenses, other liabilities and surplus notes: The carrying amounts for these financial instruments as reported in the accompanying unaudited condensed consolidated balance sheets approximate their fair values.

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

•

Level 3– Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value assigned to such assets or liabilities. As of March 31, 2009, the Company had no Level 3 financial assets or financial liabilities.

          The table below presents the March 31, 2009 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3

	(in thousands)
Fixed income securities	$531,662	$12,634	$519,028	$—
Equity securities	7,732	7,732	—	—
Preferred stock	195	—	195	—

Total	$539,589	$20,366	$519,223	$—

          The Company may be required, from time to time, to measure certain other financial assets, such as goodwill, fixed assets and other long-lived assets, at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets. None of these assets were measured to fair value during the first quarter 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

          You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this quarterly report. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009.

          The discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

•	our dependency on a concentrated geographic market;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	potential downgrades in our rating or changes in rating agency policies or practices;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	unexpected issues relating to claims or coverage and changes in legal theories of liability under our insurance policies;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in financial and capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our executive officers or other key personnel;

•	our inability to raise capital in the future;

•	our status as an insurance holding company with no direct operations;

•	our reliance on independent insurance brokers;

•	increased assessments or other surcharges by states in which we write policies;

•	our potential exposure to losses if LMC were to be placed into receivership;

•	the effects of acquisitions that we may undertake;

•	failure of our customers to pay additional premium under our retrospectively rated policies;

•	the effects of acts of terrorism or war;

•	cyclical changes in the insurance industry;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation and other factors;

•	a continued or prolonged economic slow-down, recession or sustained loss of consumer confidence; and

•	significant declines in interest rates on our investment securities for a sustained period of time, deterioration of the underlying issuers’ credit or continued declines in the stock market.

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

          Additional information concerning these and other factors is contained in our SEC filings, including, but not limited to, our 2008 Annual Report on Form 10-K.

Overview

          We are a specialty provider of multi-jurisdictional workers’ compensation insurance and, on a limited basis, commercial general liability insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 49 states and the District of Columbia to write workers’ compensation and other lines of insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. Our workers’ compensation policies are issued to employers who also pay the premiums. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits and medical and hospital expenses. The benefits payable and the duration of such benefits are set by statute and vary by jurisdiction and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

          SIH was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of acquiring from Lumbermens Mutual Casualty Company (“LMC”) and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of the Eagle Insurance Companies (“Eagle”) (the “Acquisition”). Eagle began writing specialty workers’ compensation insurance policies in the mid-1980’s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.

          In the Acquisition, we also acquired 100% of the issued and outstanding capital stock of Kemper Employers Insurance Company (“KEIC”) and PointSure. We acquired KEIC, a shell company with no in-force policies or employees, solely for the purpose of acquiring its workers’ compensation licenses in 43 states and the District of

Columbia and for its certification with the United States Department of Labor. Subsequent to the Acquisition, KEIC was renamed “SeaBright Insurance Company.” SeaBright Insurance Company received an “A–” (Excellent) rating from A.M. Best following the completion of the Acquisition.

          To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to the development of KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the positive development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was approximately $3.8 million at March 31, 2009 and $2.8 million at December 31, 2008. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

          Our operations and financial performance may be impacted by changes in the U.S. economy. The significant downturn in the U.S. economy since 2007 led to lower reported payrolls, which has had a negative impact on our gross premiums written and earned premiums. If our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that we charge, would be reduced, and if our customers cease operations, they will not renew their policies. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. A prolonged recession could further reduce payrolls, which could have a significant negative impact on our business, financial condition or results of operations.

Principal Revenue and Expense Items

          We derive our revenue from premiums earned, service fee income, net investment income, net realized gains and losses from investments and other income. Our primary expense items are loss and loss adjustment expenses, underwriting, acquisition and insurance expenses, and interest expense.

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

          Our gross premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Assumed premiums are premiums that we have received from an authorized state-mandated pool. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written). Premiums earned is the earned portion of our net premiums written.

          There can be significant variability in our premiums earned. Gross written premium for each policy is based on estimated payroll, by worker classification, for the policy period multiplied by the appropriate premium rate per $100 of covered payroll for each classification. Premium adjustment factors may also be applied to reflect the historical loss experience of the account or other considerations. At policy expiration, we perform audits to determine actual payrolls for the policy period. If audited payrolls equal the payrolls estimated at inception, there would typically be no audit adjustment. However, if audited payrolls exceed estimated payrolls, an additional premium would be billed, which would increase our earned premium. Conversely, if audited payrolls were less than estimated payrolls, premium would be returned and earned premium would be reduced. To more accurately track our earned premium during the policy period, all of our accounts report payroll, typically monthly, which generally results in actual payrolls being reported for each period. The form and frequency of payroll reporting are factored into our earned premium calculation. The estimated annual premium is prorated for any periods for which we do not have actual reported payrolls. If actual reported payrolls were running significantly higher (or lower) than estimated payrolls for a period, gross written premium would be earned faster (or slower) than if premiums were earned on an estimated daily pro-rata basis. Also, we may endorse a policy mid-term to adjust the estimated premium for significant changes in the insureds business, either increasing or decreasing gross written premium and earned premium. We also write retrospectively rated policies, where the ultimate premium is based on the insured’s loss experience, which contributes to the volatility of our earned premiums.

          We earn our direct premiums written from our maritime, alternative dispute resolution (“ADR”) and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington State United States Longshore and Harbor Workers Compensation Act (“USL&H”) Assigned Risk Plan (the “Washington USL&H Assigned Risk Plan”). We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business back to the Washington USL&H Assigned Risk Plan. References to direct premiums written generally exclude premiums from the Washington USL&H Assigned Risk Plan because such business is not indicative of our core business or material to our results of operations. Effective January 1, 2009, we entered into a new quota share reinsurance agreement with a non-affiliated reinsurer where we cede 100% of our assumed premiums related to our NCCI book of business.

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

          Other Income

          Other income is derived primarily from the operations of our subsidiary companies, including PointSure (including BWNV, its wholly owned subsidiary), our wholesale broker and third party administrator, and THM, a provider of medical bill review, utilization review, nurse case management and related services.

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

          Underwriting, Acquisition and Insurance Expenses

          In our insurance subsidiary, we refer to the expenses that we incur to underwrite risks as underwriting, acquisition and insurance expenses. Underwriting expenses consist of commission expenses, premium taxes and fees and other underwriting expenses incurred in writing and maintaining our business. We pay commission expense in our insurance subsidiary to our brokers for the premiums that they produce for us. We pay state and local taxes based on premiums; licenses and fees; assessments; and contributions to workers’ compensation security funds. Other underwriting expenses consist of general administrative expenses such as salaries and employee benefits, rent and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Certain of these costs that vary with and are primarily related to the acquisition of insurance contracts (“deferred acquisition costs”) are initially deferred and amortized over the typical policy term of 12 months. Therefore, with respect to deferred acquisition costs, there are timing differences between when the costs are incurred or paid and when the related expense is recognized in our unaudited condensed statements of operations.

          Interest Expense

          We incur interest expense on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR rate two London banking days prior to the interest payment period plus 400 basis points. The interest rate at March 31, 2009 was 5.2%.

Results of Operations

          Three Months Ended March 31, 2009 and 2008

          Gross Premiums Written. Gross premiums written for the three months ended March 31, 2009 totaled $83.7 million, an increase of $20.1 million, or 31.6%, over $63.6 million of gross premiums written in the same period of 2008. Premiums assumed from the NCCI residual markets for the three months ended March 31, 2009 totaled $2.5 million compared to $2.4 million for the same period in 2008, representing an increase of $0.1 million, or 4.2%. Much of the increase in gross written premium resulted from premium growth related to our specialty book of business. Specialty markets, which includes alternative markets, small maritime programs and our wrap-up business, contributed $10.2 million or 50.7% of the total gross premium increase. Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan, the number of customers we serviced increased 28.3% from 982 at March 31, 2008 to 1,260 at March 31, 2009 and in-force payrolls, one of the factors used in determining premium charges, increased 21.1% from $5.7 billion at March 31, 2008 to $6.9 billion one year later. California continues to be our largest market, accounting for approximately $119.6 million, or 40.3%, of our in-force premiums at March 31, 2009. This represents an increase of $10.3 million, or 9.4%, from approximately $109.3 million, or 40.7%, of in-force premiums, at March 31, 2008.

          The following is a summary of our top five markets based on direct premiums written:

	Quarter Ended March 31,

	2009		2008

	Direct Premiums Written	%	Direct Premiums Written	%

	($ in thousands)
California	$33,247	42.9%	$26,535	42.5%
Louisiana	6,580	8.5	4,994	8.0
Illinois	6,050	7.8	4,901	7.9
Alaska	4,487	5.8	4,761	7.6
Florida	3,145	4.1	2,574	4.1

Total	$53,509	69.1%	$43,765	70.1%

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

          On March 27, 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 24.4% increase in advisory pure premium rates on new and renewal policies effective on or after July 1, 2009. On April 23, 2009, the WCIRB amended its filing to reduce the proposed rate increase to 23.7%. A public hearing on the proposed rate increase was held on April 28, 2009. Following the hearing, the California Insurance Commissioner issued a press release in which he urged the WCIRB to withdraw the portion of its requested rate increase related to recent decisions by the Workers’ Compensation Appeals Board (estimated to be approximately 6%) until the judicial process related to these decisions has concluded. A second hearing on medical treatment costs has been scheduled for June 8, 2009. The California Insurance Commissioner’s decision, once made, is advisory only and insurance companies may choose whether or not to adopt the new rates. At this time, we are unable to predict the impact that the proposed rate increase, if approved by the California Insurance Commissioner and adopted by us, might have on our future financial position and results of operations.

          Rate reductions have also been adopted in other states in which we operate. For example, in Alaska we adopted rate decreases of 4.8% and 10.9% effective January 1, 2009 and 2008, respectively. In Louisiana, we adopted commissioner-approved rate decreases of 17.4% (pending approval) and 8.6% effective May 1, 2009 and 2008, respectively. In Hawaii, we adopted rate decreases of 11.6% (currently awaiting approval) and 19.3% effective February 1, 2009 and 2008, respectively. In Texas, we adopted rate decreases of 10.0% and 7.7% effective May 1, 2008 and January 1, 2008, respectively. In Florida, we adopted rated decreases of 18.6% and 18.4% effective January 1, 2009 and 2008, respectively, and a rate increase of 6.4% effective April 1, 2009. We have adopted rate increases of 2.5%, 3.5% and 4.0% in Illinois effective April 1, 2009 and January 1, 2009 and 2008, respectively.

          Net Premiums Written. Net premiums written totaled $76.4 million for the three months ended March 31, 2009 compared to $60.3 million in the same period in 2008, representing an increase of $16.1 million, or 26.7%. The increase in net premiums written was primarily attributable to the increase in gross premiums written. The increase in net premiums written was offset by a $4.0 million increase in premiums ceded related to the increased ceding rate of the 2009 reinsurance contracts due primarily to an increase in limits at the lower and upper ends of the program. In 2009, we also entered into a new treaty under which we cede off the residual market business, beginning with policy year 2009, that we are obligated to assume from the NCCI.

          Net Premiums Earned. Net premiums earned totaled $58.0 million for the three months ended March 31, 2009 compared to $56.7 million for the same period in 2008, representing an increase of $1.3 million, or 2.3%. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual payroll of the underlying policies. Our direct premiums earned increased $3.6 million, or 6.3%, to $61.0 million for the quarter ended March 31, 2009 from $57.4 million for the same period in 2008 due to the increase in gross written premiums discussed above, offset by reductions in reported payrolls driven mainly by the effects of the current economic recession. Premiums earned in 2009 were also reduced by a $3.3 million net adjustment on retrospectively rated policies due to favorable loss results on those policies. Historically, our first quarter generates the lowest earned premium within a given year.

          The following is a summary of our top five markets based on direct premiums earned:

	Quarter Ended March 31,

	2009		2008

	Direct Premiums Earned	%	Direct Premiums Earned	%

	($ in thousands)
California	$22,484	39.0%	$24,341	42.6%
Louisiana	6,163	10.7	4,335	7.6
Illinois	4,601	8.0	4,672	8.2
Texas	4,077	7.1	3,348	5.9
Alaska	3,983	6.9	4,191	7.3

Total	$41,308	71.7%	$40,887	71.6%

          Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the quarter ended March 31, 2009 totaled $5.1 million compared to $3.3 million for the same period in 2008, representing an increase of $1.8 million, or 54.5%. An increase in ceded premiums earned is a decrease to our overall net premiums earned. Adding to the increase in net premiums earned is an increase in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Effective January 2009, we cede 100% of NCCI assumed business for policy year 2009 and subsequent policy years, which totaled $648,000 for the quarter ended March 31, 2009. Assumed premiums earned decreased $0.3 million from $2.6 million for the quarter ended March 31, 2008 to $2.3 million in the same period in 2009.

          Net Investment Income. Net investment income was $5.6 million for the three months ended March 31, 2009 compared to $5.7 million for the same period in 2008, representing a decrease of $0.1 million, or 1.8%. Average invested assets increased $49.0 million, or 9.5%, from $517.3 million as of March 31, 2008 to $566.3 million as of March 31, 2009. The reduction in net investment income was due to reduced investment yields, higher levels of liquidity and the elimination of dividends on government-sponsored entity preferred stocks in our portfolio. Our yield on average invested assets for the three months ended March 31, 2009 was approximately 4.0% compared to approximately 4.4% for the same period in 2008.

          Service Income. Service income totaled $0.3 million for the three months ended March 31, 2009 compared to $0.4 million for the same period in 2008, representing a decrease of $0.1 million, or 25.0%. Our service income results primarily from service arrangements we have with LMC and other companies for claims processing, policy administration, and administrative services that we perform for them. Average monthly fees from our arrangements with LMC are declining as the volume of work decreases due to the run off of our predecessor’s business.

          Other Income. Other income totaled $2.7 million for the three months ended March 31, 2009 compared to $1.4 million for the same period in 2008, representing an increase of $1.3 million, or 92.9%. Approximately $0.3 million of the increase resulted from the July 2008 acquisition of BWNV by PointSure and approximately $0.9 million of the increase resulted from growth in the operations of PointSure and THM.

          Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $38.6 million for the three months ended March 31, 2009 compared to $30.4 million for the same period in 2008, representing an increase of $8.2 million, or 27.0%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended March 31, 2009 was 66.1% compared to 52.9% for the same period in 2008. The increase in our net loss ratio is primarily the result of $7.9 million in favorable loss development in the first quarter 2008 compared to $0.9 million of unfavorable loss development in the quarter ended March 31, 2009. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI.

          There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We are beginning to experience rate increases in California and other states, following multiple rate decreases over several years. We have established loss reserves at March 31, 2009 that are based upon our current best estimate of loss costs, taking into consideration the recent paid loss claim data, incurred loss trends and the uncertainty regarding the permanence of recent legislative reforms. For further information regarding our loss and loss adjustment expenses, including amounts paid and unpaid, see the discussion under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Item 2 of Part I of this quarterly report.

          As of March 31, 2009, we had recorded a receivable of approximately $3.6 million for loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 31, 2009, we had access to approximately $3.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

          Underwriting, Acquisition and Insurance Expenses. Underwriting expenses totaled $19.8 million for the three months ended March 31, 2009, compared to $15.6 million for the same period in 2008, representing an increase of $4.2 million, or 26.9%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended March 31, 2009 was 34.0%, compared to 27.6% for the same period in 2008. The increase in the expense ratio is primarily the result of increased staffing costs and other premium production related expenses as we invest in the geographic expansion and development of our business, and lower-than-expected earned premiums when compared to the increase in gross premiums written, primarily as a result of the impact of the continuing economic recession on covered payrolls, and adjustments related to retrospectively rated policies.

          Interest Expense. Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $174,000 for the three months ended March 31, 2009, compared to $251,000 for the same period in 2008, representing a decrease of $77,000, or 30.7%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, decreased from 7.09% at March 31, 2008 to 5.2% at March 31, 2009.

          Other Expenses. Other expenses totaled $3.5 million for the three months ended March 31, 2009, compared to $2.0 million for same period in 2008, representing an increase of $1.5 million, or 75.0%. Other expenses result primarily from the operations of PointSure (including BWNV, which PointSure acquired in July 2008), which continued to experience direct costs associated with the expansion of insurance products they offer, and THM, which accounted for approximately $3.2 million of expenses for the three months ended March 31, 2009, compared to $1.9 million for the same period in 2008.

          Income Tax Expense. The effective tax rate for the three months ended March 31, 2009 was 13.3%, compared to 31.6% for the same period in 2008. Our effective tax rates for the periods ended March 31, 2009 and 2008 were lower than the statutory tax rate of 35.0% primarily as a result tax exempt interest income. At March 31, 2009, approximately 54.1% of our investment portfolio was invested in tax-exempt municipal bonds, compared to approximately 51.4% at March 31, 2008. Income tax expense for the quarter ended March 31, 2009 was also impacted by the reversal of an approximately $1.0 million valuation allowance established against our deferred tax assets at December 31, 2008 and a shortfall in the tax benefit related to restricted stock that vested during the quarter.

          Net Income. Net income was $4.0 million for the three months ended March 31, 2009, compared to $10.9 million for the same period in 2008, representing a decrease of $6.9 million, or 63.3%. The decrease in net income resulted primarily from the increase in premiums earned and investment income for the period, offset by related increases in loss and loss adjustment expenses; underwriting, acquisition and insurance expenses; and net other income and other expense.

Liquidity and Capital Resources

          Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary uses of funds are to pay claims and operating expenses and to purchase investments.

          Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of March 31, 2009 has an effective duration of 4.3 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

          At March 31, 2009, approximately 98.5% of our investment portfolio consisted of investment grade fixed income securities with fair values subject to fluctuations in interest rates and other factors such as credit. The remainder of our investment portfolio consisted of investments in equity securities, which consist of investments in exchange-traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks, and preferred stocks. Our investment policy allows for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

          We had no direct sub-prime mortgage exposure in our investment portfolio as of March 31, 2009 and less than $4.4 million of indirect exposure to sub-prime mortgages. The following is a summary of our municipal bond investments at March 31, 2009:

	Average Credit Rating	Fair Value	Percent of Total Municipals

	(in thousands)
Insured Bonds	AA/AA-	$210,080	70.8%
Uninsured Bonds	AA/AA-	86,694	29.2%

	AA/AA-	$296,774	100.0%

          The average credit quality of our municipal bond portfolio at March 31, 2009 based on the issuers’ underlying ratings was AA–. We do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

          Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective

October 1, 2008, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess of $0.75 million, up to $85.0 million, subject to various deductibles and exclusions as more fully described in the reinsurance agreements. Our reinsurance program that was effective October 1, 2007 to October 1, 2008 provides us with reinsurance protection for each loss occurrence in excess of $1.0 million, up to $75.0 million, subject to various deductibles and exclusions. Given industry and predecessor trends, we believe that we are sufficiently capitalized to cover our retained losses.

          Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2008, the last date that we were required to update the annual risk-based capital calculation, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

          SIH is a holding company with minimal unconsolidated revenue. Currently, there are no plans to have SBIC or other subsidiaries pay a dividend to SIH.

          Our unaudited condensed consolidated net cash provided by operating activities for the three months ended March 31, 2009 was $19.9 million, compared to our cash flow from operations of $11.5 million for the same period in 2008. The increase is mainly attributable to an increase in premium collections, offset by increases in paid losses and underwriting, acquisition and insurance expenses, all as a result of our growth.

          We used net cash of $3.7 million for investing activities in the three months ended March 31, 2009, compared to $24.9 million for the same period in 2008. The reduction is primarily attributable to a decision to increase our short-term liquidity.

          For the three months ended March 31, 2009, financing activities used a total of $0.5 million due to the surrender of stock to cover employment taxes associated with the vesting of restricted stock, compared to $0.1 million of cash provided in the same period in 2008 in connection with the exercise of stock options and grant of restricted stock.

Contractual Obligations and Commitments

          The following table identifies our contractual obligations by payment due period as of March 31, 2009:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	308,701	101,872	133,050	28,400	45,379
Operating lease obligations	19,498	2,900	9,020	2,471	5,107

Total	$340,199	$104,772	$142,070	$30,871	$62,486

          The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of March 31, 2009 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Part I, Item 2 of this quarterly report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

          As of March 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Estimates and Judgments

          It is important to understand our accounting policies in order to understand our unaudited condensed consolidated financial statements. We consider some of these policies to be critical to the presentation of our financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Some of the estimates result from judgments that can be subjective and complex, and consequently, actual results reflected in future periods might differ from these estimates.

          The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses, including losses that have occurred but were not reported to us by the financial reporting date; the amount and recoverability of reinsurance recoverable balances; deferred policy acquisition costs; income taxes; the impairment of investment securities; earned but unbilled premiums; and retrospective premiums. The following should be read in conjunction with the notes to our unaudited condensed consolidated financial statements.

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

          Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of March 31, 2009 and December 31, 2008. The workers’ compensation line of business comprises over 98% of our total loss reserves as of both dates.

	As of March 31, 2009			As of December 31, 2008

Line of Business	Case	IBNR	Total	Case	IBNR	Total

	(in thousands)
Workers’ Compensation	$142,461	$161,541	$304,002	$131,814	$155,909	$287,723
Ocean Marine	421	4,198	4,619	1,041	3,251	4,292
General Liability	—	80	80	—	12	12

Total	$142,882	$165,819	$308,701	$132,855	$159,172	$292,027

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

•

At March 31, 2009, approximately $117.3 million, or 46.3%, of our direct loss reserves were related to business written in California. Over the last several years, four significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February 2002; AB 227 and SB 228 were enacted in September 2003; and SB 899 was enacted in April 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves, making historical data less reliable as an indicator of future loss. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2009 were 63.4% lower than the pure premium rates in effect as of July 1, 2003. More recent data has indicated the need for an increase in rates in California. The WCIRB filed for a 16% advisory pure premium increase to be effective January 1, 2009 and the California Insurance Commissioner ultimately approved a 5% increase in the advisory pure premiums, which we adopted. The WCIRB has filed for a mid-year 23.7% advisory pure premium increase to be effective July 1, 2009. This filing is pending review by the California Insurance Commissioner.

Key elements of the reforms as they relate to indemnity and medical benefits were as follows:

Indemnity Benefits

AB 749 significantly increased most classes of workers’ compensation indemnity benefits over a four-year period beginning in 2003.

AB 227 and SB 228 repealed the mandatory vocational rehabilitation benefits and replaced them with a system of non-transferable education vouchers.

SB 899 required the Division of Workers’ Compensation (“DWC”) Administrative Director to adopt, on or before January 1, 2005, a new permanent disability rating schedule (“PDRS”) based in part on American Medical Association guidelines. Also, temporary disability was limited to a duration of two years. SB 899 also provided that, effective April 19, 2004, apportionment of disability for purposes of permanent disability determination must be based on causation.

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

          In the last three years there have been ongoing challenges to the PDRS, one of the most significant reforms to emerge from the 2004-2005 legislation. The PDRS was revised effective January 1, 2005. The revised schedule has resulted in significantly reduced permanent disability awards, leading to concerns that injured workers may not be adequately compensated for their work related permanent injuries.

          In February of 2009 the California Workers’ Compensation Appeals Board (the “WCAB”) rendered an en banc decision on a series of cases, commonly referred to as Almarez, Guzman and Ogilvie, that could have a material impact on the value of permanent disability awards. The en banc decision led to considerable comment and debate in the Workers’ Compensation community. Given this, the WCAB subsequently granted a petition for reconsideration on the subject cases, allowing interested parties until May 1, 2009 to provide input via anamicus curiae brief. The WCAB could take several months to review the amicus briefs before rendering a final opinion. In the interim, the WCAB has stated that the February 2009 en banc decision is final until they issue an opinion on the reconsideration. Approximately 6% of the pending advisory pure premium filed increase of 23.7% discussed above is attributed to these two decisions.

          Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of March 31, 2009, accident year 2004 was 63 months developed, accident year 2005 was 51 months developed, accident year 2006 was 39 months developed, accident year 2007 was 27 months developed, and accident year 2008 was 15 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

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

          Our analysis is done separately for the indemnity, medical and DCC components of the total loss reserves within each accident year. In addition, the analysis is completed separately for the following three categories: California State Act; State Act excluding California; and USL&H. The business is divided into these three categories for the determination of ultimate losses due to differences in the laws that cover each of these categories.

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

          Development factors, expected loss rates and expected loss ratios are derived from the combined experience of us and our predecessor in addition to relevant industry data.

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

          Variation in Ultimate Loss Estimates

          In light of our short operating history and uncertainties concerning the effects of legislative reforms, specifically as they relate to our California workers’ compensation experience, the actuarial techniques discussed above use the historical experience of our predecessor as well as industry information in the analysis of loss reserves. We are able to effectively draw on the historical experience of our predecessor because most of the current members of our management and adjusting staff also served as the management and adjusting staff of our predecessor. Over time, as we have added to our operating history, we have placed more reliance on our own developed loss experience and less on our predecessor’s and industry experience.

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

          Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have five complete accident years that were developed 63 months, 51 months, 39 months, 27 months and 15 months (2004, 2005, 2006, 2007 and 2008, respectively) at March 31, 2009. At March 31, 2009, the analysis for accident years 2003 through 2008 utilizes a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods, in addition to the paid and incurred loss development methods. For accident years 2003 through 2007 the actuarial analysis did show some movement, both upward and downward, when compared to the prior actuarial estimates at December 31, 2008. The movement was somewhat more pronounced for accident years 2006 and 2007. Since accident years 2003 through 2005 are each developed at least four years as of March 31, 2009, we expect to see less movement in the actuarial indications from quarter to quarter. While there was movement in the actuarial estimates, management believes that it is appropriate to allow the data more time to develop and mature before making additional changes in the gross loss estimates for these years. In calendar year 2008, the net ultimate loss estimates for accident years 2003 through 2007 combined were reduced by approximately $19.7 million. As a result, the net ultimate loss estimates for accident years 2003 through 2007 combined were reduced by approximately $300,000 to reflect changes in the ceded case incurred amounts.

          Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data. The decision to maintain the gross ultimate loss estimates for accident years 2003 through 2007 during the first quarter of 2009 was appropriately made at this time. For accident year 2008, there was unfavorable development in the gross losses for California State Act and USL&H. For non-California State Act there was favorable development. For California State Act, the unfavorable development resulted in an increase of our net ultimate loss estimates of $2.9 million. For non-California State Act, the favorable development resulted in a reduction of our net ultimate loss estimate of $2.9 million. For USL&H, the unfavorable development resulted in an increase of our net ultimate loss estimates by $0.9 million. For California State Act and USL&H, we did not completely rely on the most recent data points in our loss development selections. If new data emerges and continues to demonstrate the unfavorable development, this adds credibility to the existing data which enables management to reflect it more fully in its estimation process. Because of recent unfavorable development trends in these two categories for accident year 2008, this may have the effect of decreasing our estimated reserves as compared to reserves calculated with complete reliance on these data points. We believe that our loss development factor selections are appropriate given the maturity level of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

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

          As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $6.2 million, or 2.0%, as of March 31, 2009. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $15.4 million on a pre-tax basis, or 5%, as of March 31, 2009. Under these assumptions, the inadequacy of approximately $15.4 million represents approximately 4.6% of total stockholders’ equity at March 31, 2009. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

          In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $308.7 million as of March 31, 2009 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $15.4 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency, after tax effects, would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

          We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. As of March 31, 2009 and December 31, 2008, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectability of our period-end receivables and believe that all amounts are collectible based on currently available information. As of March 31, 2009, nine of the ten companies from which we had reinsurance amounts recoverable had A.M. Best ratings of “A–” or higher. The tenth company is not rated by A.M. Best.

          Deferred Policy Acquisition Costs

          We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off a portion of deferred policy acquisition costs. To date, we have not needed to write-off all or a portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, our deferred acquisition costs as of March 31, 2009 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

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

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires management to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, the consideration of operating versus capital items, projected future taxable income and the effect of tax planning strategies. If actual results differ from management’s estimates and assumptions, we may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. The establishment of a valuation allowance could have a significant impact on our financial position and results of operations in the period in which it is deemed necessary. We established a valuation allowance of approximately $1.0 million at March 31, 2009, and approximately $2.0 million at December 31, 2008.

          Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of March 31, 2009 and December 31, 2008, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2005, 2006, 2007 and 2008.

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

          We regularly review our investment portfolio for declines in value. In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. It is possible that we could recognize future impairment losses on some securities we owned at March 31, 2009 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

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

          Earned But Unbilled Premiums

          Shortly following the expiration of an insurance policy, we perform a final payroll audit of each insured to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors and to fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between ($611,000) and $182,000 in 2008 and between zero and $1.2 million in 2007. The balance of our accrual for premiums earned but unbilled was ($64,000) and ($611,000) at March 31, 2009 and December 31, 2008, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

          We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs. Retrospectively rated policies accounted for approximately 9.5% of direct premiums written in the three months ended March 31, 2009 and approximately 11.0% of direct premiums written in the year ended December 31, 2008.

Recent Accounting Pronouncements

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 115-2/124-2 in the quarter ending June 30, 2009 and are currently evaluating the impact that adoption of FSP FAS 115-2/124-2 will have on our consolidated financial condition and results of operations.

          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 157-4 in the quarter ending June 30, 2009 and are currently evaluating the impact that adoption of FSP FAS 157-4 will have on our consolidated financial condition and results of operations.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1in the quarter ending June 30, 2009 and are currently evaluating the impact that adoption of FSP FAS 107-1 and APB 28-1 will have on our consolidated financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          During 2008, a series of crises occurred in the U.S. financial and capital markets, as well as in housing and global credit markets. These conditions accelerated into a global economic recession, as evidenced by declining consumer confidence, lower consumer spending, bankruptcies and significant job losses. The declining economic conditions worsened over the last half of 2008 and have continued into 2009. Equity and debt markets have seen major declines in market prices on a worldwide basis as well, which have negatively impacted the fair value of our investment portfolio. The disruptions in the financial markets in 2008 and 2009 have resulted in a lack of liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads.

           Our unaudited condensed consolidated balance sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks, including credit and interest rate risks. Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. During 2008, conditions in the public debt and equity markets declined significantly, resulting in exceptional volatility in debt and equity prices. During 2008, we recognized, on a pre-tax basis, approximately $13.4 million of other-than-temporary impairment charges related primarily to our investments in exchange traded funds and government-sponsored-entity preferred stock. No such impairment charges were recognized in the quarter ended March 31, 2009. The impact of actions taken recently by governmental bodies in response to the current economic crisis is difficult to predict, particularly over the short term, and we cannot predict the timing or magnitude of a recovery. The fair value of our investment portfolio remains subject to considerable volatility, particularly over the short term. The following sections address the significant market risks associated with our business activities.

Credit Risk

          Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed-income securities which are rated “A” or higher by Standard & Poor’s. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in our portfolio. To limit our exposure to risk, we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector.

Interest Rate Risk

          We had fixed-income investments with a fair value of $531.7 million at March 31, 2009 that are subject to interest rate risk, compared with $522.3 million at December 31, 2008. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

          The table below summarizes our interest rate risk as of March 31, 2009 and December 31, 2008. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of March 31, 2009 and December 31, 2008. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Interest Rate Risk as of March 31, 2009

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

	($ in thousands)
200 basis point increase	$(41,661)	$490,001	(7.8	) %
100 basis point increase	(20,688)	510,974	(3.9	) %
No change	—	531,662	—
100 basis point decrease	20,405	552,067	3.8%
200 basis point decrease	40,526	572,188	7.6%

Interest Rate Risk as of December 31, 2008

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value

	($ in thousands)
200 basis point increase	$(39,352)	$482,937	(7.5	) %
100 basis point increase	(19,662)	502,627	(3.8	) %
No change	—	522,289	—
100 basis point decrease	19,635	541,924	3.8%
200 basis point decrease	39,243	561,532	7.5%

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

          Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

          During the quarter ended March 31, 2009, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended March 31, 2009:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2009 through January 31, 2009)	—	—	—	—
Month #2 (February 1, 2009 through February 28, 2009)	—	—	—	—
Month # 3 (March 1, 2009 through March 31, 2009)	44,241	$ 10.69	—	—

          We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended March 31, 2009; however, our employees surrendered 44,241 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock awards issued under our 2005 Plan.

Item 6.  Exhibits

          The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: May 11, 2009

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

Exhibit Number	Description

10.1	SeaBright Insurance Holdings, Inc. 2009 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34204), filed on April 2, 2009)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)