Form 10-Q
period 2009-06-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2009-08-10
CIK 1267201

UNITED STATES SECURITIES AND
 EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
or

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
Large accelerated filer ☐     Accelerated filer  ☒   Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐o   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Shares outstanding as of August 7, 2009
Common Stock, $0.01 Par Value	21,673,286

SeaBright Insurance Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $557,462 in 2009 and $523,892 in 2008)	$564,523	$522,289
Equity securities available for sale, at fair value (cost $11,333 in 2009 and 2008)	9,028	8,856
Preferred stock available for sale, at fair value (cost $419 in 2009 and $851 in 2008)	419	360
Cash and cash equivalents	20,059	22,872
Accrued investment income	6,199	6,054
Premiums receivable, net of allowance	13,364	16,374
Deferred premiums	179,397	163,322
Service income receivable	197	322
Reinsurance recoverables	28,392	18,544
Due from reinsurer	9,578	9,125
Receivable under adverse development cover	3,603	4,179
Prepaid reinsurance	5,547	1,619
Property and equipment, net	5,980	5,190
Federal income tax recoverable	2,602	1,671
Deferred income taxes, net	24,509	25,144
Deferred policy acquisition costs, net	25,646	23,175
Intangible assets, net	1,225	1,225
Goodwill	4,161	4,212
Other assets	6,696	8,154
Total assets	$911,125	$842,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$322,728	$292,027
Unearned premiums	175,331	155,931
Reinsurance funds withheld and balances payable	4,907	1,615
Premiums payable	4,664	6,783
Accrued expenses and other liabilities	49,684	49,518
Surplus notes	12,000	12,000
Total liabilities	569,314	517,874

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 21,671,409 shares at June 30, 2009 and 21,392,854 shares at December 31, 2008	217	214
Paid-in capital	202,724	200,893
Accumulated other comprehensive income (loss)	2,865	(4,009)
Retained earnings	136,005	127,715
Total stockholders’ equity	341,811	324,813
Total liabilities and stockholders’ equity	$911,125	$842,687

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except share and earnings per share information)
Revenue:
Premiums earned	$60,029	$55,685	$118,033	$112,407
Claims service income	243	424	489	830
Other service income	47	83	111	99
Net investment income	5,651	5,557	11,298	11,281
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(258)	(1,949)	(258)	(1,949)
Less portion of losses recognized in accumulated other comprehensive income (loss)	–	–	–	–
Net impairment losses recognized in earnings	(258)	(1,949)	(258)	(1,949)
Other net realized losses recognized in earnings	(86)	(63)	(75)	(180)
Other income	1,645	2,042	4,322	3,451
	67,271	61,779	133,920	125,939
Losses and expenses:
Loss and loss adjustment expenses	41,212	32,156	79,776	62,565
Underwriting, acquisition and insurance expenses	16,090	17,678	35,884	33,324
Interest expense	152	210	326	461
Other expenses	3,310	2,366	6,828	4,353
	60,764	52,410	122,814	100,703
Income before taxes	6,507	9,369	11,106	25,236
Income tax expense	2,205	2,937	2,816	7,952
Net income	$4,302	$6,432	$8,290	$17,284

Basic earnings per share	$0.21	$0.31	$0.40	$0.85
Diluted earnings per share	$0.20	$0.30	$0.39	$0.82

Weighted average basic shares outstanding	20,724,956	20,456,084	20,670,130	20,408,153
Weighted average diluted shares outstanding	21,412,646	21,193,886	21,383,475	21,080,924

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Cash flows from operating activities:
Net income	$8,290	$17,284
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	22,039	19,012
Policy acquisition costs deferred	(24,510)	(21,490)
Provision for depreciation and amortization	2,532	1,830
Compensation cost on restricted shares of common stock	2,144	2,679
Compensation cost on stock options	351	541
Net realized loss on investments	333	2,129
Benefit for deferred income taxes	(1,708)	(1,713)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	30,701	13,623
Income tax payable	(1,095)	(1,865)
Reinsurance recoverables, net of reinsurance withheld	(10,362)	1,692
Unearned premiums, net of deferred premiums and premiums receivable	6,335	(5,205)
Accrued investment income	(144)	(436)
Other assets and other liabilities	(591)	10,981
Net cash provided by operating activities	34,315	39,062

Cash flows from investing activities:
Purchases of investments	(80,670)	(92,469)
Sales of investments	15,042	16,798
Maturities and redemption of investments	30,682	49,149
Purchases of property and equipment	(1,713)	(3,496)
Net cash used in investing activities	(36,659)	(30,018)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	130
Grant of restricted shares of common stock	4	4
Surrender of stock in connection with restricted stock vesting	(473)	–
Net cash provided by (used in) financing activities	(469)	134

Net increase (decrease) in cash and cash equivalents	(2,813)	9,178
Cash and cash equivalents at beginning of period	22,872	20,292
Cash and cash equivalents at end of period	$20,059	$29,470

Supplemental disclosures:
Interest paid on surplus notes	$348	$461
Federal income taxes paid	5,400	13,735
Accrued expenses for purchases of investments	1,072	14,801

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaBright Insurance Holdings, Inc. (“SIH”) and its wholly owned subsidiaries, SeaBright Insurance Company (“SBIC”), PointSure Insurance Services, Inc. (“PointSure”), Total HealthCare Management, Inc. (“THM”), and Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”) (collectively, the “Company,” “we” or “us”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month or six month periods ended June 30, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain reclassifications have been made to the prior years’ financial statements to conform to classifications used in the current year.

2.	Summary of Significant Accounting Policies

a.  Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company has used significant estimates in determining unpaid loss and loss adjustment expenses, including losses that have occurred but were not reported to us by the financial reporting date; the amount and recoverability of reinsurance recoverable balances; goodwill and other intangibles; retrospective premiums; earned but unbilled premiums; deferred policy acquisition costs; income taxes; and the valuation and other-than-temporary impairments of investment securities.

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

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2008 and updated the analysis as of June 30, 2009. As part of the Company’s 2009 goodwill analysis, the Company used discounted cash flow analysis to estimate the fair value of each reporting unit, which was then compared to the book value of the reporting unit. The conclusion reached as a result of the goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value, and therefore no impairment was necessary. If current market conditions persist through the remainder of 2009, in particular if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at the end of each quarter as part of an interim impairment test. Subsequent reviews of goodwill could result in an impairment of goodwill during 2009 or later.

c.	Income Taxes

Income tax expense in the quarter ended June 30, 2009 included a non-recurring, non-cash charge of approximately $976,000 to reclassify a first quarter 2009 reversal of a deferred tax asset valuation allowance which the Company established at December 31, 2008. This amount had previously been recorded as a reduction to income tax expense in the quarter ended March 31, 2009 and had the effect of increasing net income for that period by that amount. The Company subsequently concluded that the first quarter reversal should have been recorded in accumulated other comprehensive income rather than in income tax expense. The effect of this correction in the quarter ended June 30, 2009 was to increase income tax expense and to reduce net income by approximately $976,000. The adjustment had no effect on total stockholders’ equity. Management evaluated the quantitative and qualitative factors associated with this adjustment and does not consider the adjustment to be material, individually or in the aggregate, to either period.

d.	Earnings Per Share

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Basic weighted average shares outstanding	20,725	20,456	20,670	20,408
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	688	738	713	673
Diluted weighted average shares outstanding	21,413	21,194	21,383	21,081

e.  Stock-Based Compensation

 The Company accounts for awards of stock options and nonvested restricted stock according to the provisions of SFAS No. 123R, Share-Based Payment. Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and six month periods ended June 30, 2009 and 2008 is shown in the following table. No compensation cost was capitalized during the periods shown.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Stock option compensation expense related to:
Nonvested restricted stock	$1,059	$1,964	$2,144	$2,679
Stock options	192	357	351	541
Total	$1,251	$2,321	$2,495	$3,220

Total related tax benefit	$387	$716	$754	$976

f.  Comprehensive Income

The following table summarizes the Company’s comprehensive income for the three month and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$4,302	$6,432	$8,290	$17,284
Reclassification adjustment for net realized (gains) losses recorded into income	344	2,012	333	2,129
Tax expense (benefit) related to reclassification adjustment gains (losses)	(120)	(636)	(117)	(677)
Increase (decrease) in unrealized gains/losses on investment securities available for sale	3,051	(7,810)	8,994	(9,523)
Tax benefit (expense) related to unrealized gains (losses)	(1,068)	2,733	(3,148)	3,333
Tax effect of change in deferred tax asset valuation allowance recorded in comprehensive income	854	–	812	–
Total comprehensive income	$7,363	$2,731	$15,164	$12,546

g.  Recently Issued Accounting Pronouncements

 In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the provisions of FSP FAS 115-2/124-2 in the quarter ended June 30, 2009. There were no impairments previously recognized on debt securities we owned at December 31, 2008 and therefore, there was no cumulative effect adjustment to retained earnings and other comprehensive income (loss) as a result of adopting this standard.  There were no impairments recognized on debt securities in the three and six months ended June 30, 2009 and therefore, there was no effect on the Company’s consolidated financial condition and results of operations.

 In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS   157-4 in the quarter ended June 30, 2009, which did not have a material effect on the Company’s consolidated financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009.  Because  FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements related to the fair value of financial instruments, adoption of FSP 107-1 and APB 28-1 did not affect the Company’s consolidated financial condition and results of operations.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FAS 165 is effective for periods ending after June 15, 2009.  The Company adopted FAS 165 in the quarter ended June 30, 2009, which did not have a material effect on the Company’s consolidated financial condition and results of operations.

3.	Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value and carrying value of investment securities available-for-sale at June 30, 2009 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities	$14,777	$527	$(166)	$15,138	$15,138
Government sponsored agency securities	29,133	1,135	(208)	30,060	30,060
Corporate securities	83,807	1,603	(568)	84,842	84,842
Tax-exempt municipal securities	300,097	7,056	(2,890)	304,263	304,263
Mortgage pass-through securities	76,738	3,363	–	80,101	80,101
Collateralized mortgage obligations	10,031	81	(222)	9,890	9,890
Asset-backed securities	42,879	93	(2,743)	40,229	40,229
Total fixed income securities available-for-sale	557,462	13,858	(6,797)	564,523	564,523
Equity securities	11,333	–	(2,305)	9,028	9,028
Preferred stock	419	–	–	419	419
Total investment securities available-for-sale	$569,214	$13,858	$(9,102)	$573,970	$573,970

Equity securities consist of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The Company had no direct investments in individual equity securities at June 30, 2009. The unrealized loss on temporarily impaired investments totaled $9.1 million at June 30, 2009 for investment securities with a fair value of $182.4 million. Approximately $5.0 million of the total unrealized losses at June 30, 2009 were from securities that had been impaired for more than one year. At June 30, 2009, five securities had unrealized losses that exceeded 20% of the related security’s book value at that date.

For debt securities that are considered other-than-temporarily impaired (“OTTI”) and that the Company does not intend to sell and more likely than not would not be required to sell prior to recovery of the amortized cost basis, the Company would recognize OTTI in accordance with FSP FAS 115-2 and FAS 124-2, which was adopted in the quarter ended June 30, 2009. Under this FSP, the amount of the OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized in other comprehensive income.  For the three and six months ended June 30, 2009, the Company recognized no OTTI related to debt securities.

 The following table presents information about investment securities with unrealized losses at June 30, 2009:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
Fixed income securities:
U.S. Treasury securities Government sponsored	$3,831	$(166)	$–	$–	$3,831	$(166)
agency securities (1)	7,398	(208)	–	–	7,398	(208)
Corporate securities	29,159	(240)	5,691	(328)	34,850	(568)
Tax-exempt municipal securities	62,905	(1,058)	30,999	(1,832)	93,904	(2,890)
Collateralized mortgage obligations	3,113	(13)	610	(209)	3,723	(222)
Asset-backed securities	3,169	(121)	26,493	(2,622)	29,662	(2,743)
Total fixed income securities	109,575	(1,806)	63,793	(4,991)	173,368	(6,797)
Equity securities	9,028	(2,305)	–	–	9,028	(2,305)
Preferred stock	–	–	–	–	–	–
Total	$118,603	$(4,111)	$63,793	$(4,991)	$182,396	$(9,102)
_____________
(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the following:  the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions.

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

The Company evaluated investment securities with fair values less than amortized cost at June 30, 2009 and determined that the Company’s investments in preferred stock met the criteria for other-than-temporary impairment. These securities, with a total book value at June 30, 2009 of $0.7 million and a fair value of $0.4 million, consist of preferred stock issued by Fannie Mae and Freddie Mac. Therefore, the Company recorded an impairment loss of $0.3 million on these securities in the quarter ended June 30, 2009 compared with $1.9 million in the quarter ended June 30, 2008.  No other-than-temporary impairment losses were recorded in the three months ended March 31, 2009 or 2008.

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of June, 2009 and less than $4.1 million of indirect exposure to sub-prime mortgages. The following is a summary of the Company’s municipal bond investments at June 30, 2009:

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Average Credit Rating	Fair Value	Percent of Total Municipal Bond Portfolio
	(in thousands)
Insured Bonds	AA-	$210,388	68.1%
Uninsured Bonds	AA/AA-	98,602	31.9%
	AA/AA-	$308,990	100.0%

The average credit quality of the Company’s municipal bond portfolio at June 30, 2009 based on the issuers’ underlying ratings was AA–. The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities and non-redeemable preferred stock available-for-sale at June 30, 2009, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$21,647	$21,713
Due after one year through five years	180,350	185,365
Due after five years through ten years	196,580	198,243
Due after ten years	29,656	29,401
Securities not due at a single maturity date	129,648	130,220
Total fixed income securities and preferred stock	$557,881	$564,942

The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities at June 30, 2009 was $205.6 million.

4.	Premiums

Direct premiums written totaled $66.3 million and $65.4 million for the three month periods ended June 30, 2009 and 2008, respectively, and $147.6 million and $126.6 million for the six month periods then ended, respectively.

Premiums receivable consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Premiums receivable	$13,864	$16,864
Allowance for doubtful accounts	(500)	(490)
	$13,364	$16,374

5.    Reinsurance

a.  Reinsurance Ceded

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

Effective January 1, 2009, the Company entered into a new quota-share reinsurance agreement with a nonaffiliated reinsurer wherein it cedes 100% of its residual market business assumed from the National Council for Compensation Insurance (the “NCCI”) for policy year 2009.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

b.  Reinsurance Recoverables and Income Statement Effects

Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$28,032	$18,231
Reinsurance recoverables on paid losses	360	313
Total reinsurance recoverables	$28,392	$18,544

The effects of reinsurance are as follows for the three month and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Reinsurance assumed:
Written premiums	$830	$829	$3,339	$3,244
Earned premiums	798	1,287	3,105	3,900
Losses and loss adjustment expenses incurred	(1,031)	608	608	2,414
Commission expenses incurred	219	1,187	1,113	2,222

Reinsurance ceded:
Written premiums	$6,518	$3,248	$13,820	$6,472
Earned premiums	5,063	3,170	10,411	6,484
Losses and loss adjustment expenses incurred	2,936	2,055	10,726	2,497
Commission expenses incurred	565	528	1,068	880

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$308,701	$255,095	$292,027	$250,085
Reinsurance recoverables	(25,669)	(13,786)	(18,231)	(14,034)
Net balance, beginning of year	283,032	241,309	273,796	236,051
Incurred related to:
Current period	38,280	40,101	75,946	78,421
Prior periods	2,932	(7,945)	3,256	(15,856)
Receivable under adverse development cover	−	−	574	−
Total incurred	41,212	32,156	79,776	62,565
Paid related to:
Current period	(10,682)	(10,349)	(15,970)	(16,544)
Prior periods	(18,866)	(14,942)	(42,332)	(33,898)
Total paid	(29,548)	(25,291)	(58,302)	(50,442)
Receivable under adverse development cover	−	−	(574)	−
Net balance, end of period	294,696	248,174	294,696	248,174
Reinsurance recoverable	28,032	15,534	28,032	15,534
Unpaid loss and loss adjustment expense	$322,728	$263,708	$322,728	$263,708

Loss and loss adjustment expenses are net of adjustments to prior years’ loss reserves.  In the three months ended June 30, 2009, the Company recorded $2.9 million of adverse development of prior years’ loss reserves compared with $7.9 million of favorable development in the same period in 2008.  In the six months ended June 30, 2009, the Company recorded $3.3 million of adverse development of prior years’ loss reserves (which excludes the receivable under adverse development cover) compared to $15.9 million of favorable development in the same period in 2008.  Of the $2.9 million of adverse development in second quarter 2009, 88.0% related to accident year 2008 and the balance to accident year 2007. Approximately 43.2% of 2008 development related to the Company’s California book of business, 31.5% to state act business other than California book and 25.3% to USL&H.

The majority of the reserve releases in 2008 related to the Company’s California book of business and reflected a continuation of lower than anticipated patterns of loss payments in recent accident years as a result of reform legislation enacted there primarily in 2003 and 2004.

7.	Contingencies

a.  SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of June 30, 2009, SBIC had a liability for guaranty fund and other assessments of $3.4 million and a guaranty fund receivable of $2.4 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 b.  The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

8.    Share-Based Payment Arrangements

At June 30, 2009, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2008.

As of June 30, 2009, options to purchase 376,718 shares of common stock were outstanding under the 2003 Plan, and no additional shares were reserved for issuance under the 2003 Plan. As of June 30, 2009, 942,893 shares of nonvested restricted stock and options to purchase 861,400 shares of common stock were outstanding under the 2005 Plan and 516,752 shares were reserved for issuance under the 2005 Plan.

a.  Stock Options

The fair values of stock options granted during the three month and six month periods ended June 30, 2009 and 2008 were determined on the dates of grant using the Black-Scholes-Merton (“Black-Scholes”) option valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (years)	6.3	6.3	6.3	6.3
Expected stock price volatility	34.29%	29.37%	33.99%	29.43%

Risk-free interest rate	2.41%	3.11%	2.30%	3.00%
Expected dividend yield	–	–	–	–

Estimated fair value per option	$3.59	$5.20	$3.72	$5.19

The following table summarizes stock option activity for the six months ended June 30, 2009:

			Weighted
		Weighted	Average Re-	Aggregate
	Shares	Average Exer-	maining Con-	Intrinsic
	Subject to	cise Price	tractual Life	Value
	Options	per Share	(years)	(in thousands)
Outstanding at December 31, 2008	1,053,877	$11.55	6.7	$–
Granted	213,160	9.86	–	–
Forfeited	(21,981)	13.99	–	–
Exercised	–	–	–	–
Cancelled	(6,938)	17.29	–	–
Outstanding at June 30, 2009	1,238,118	11.18	6.7	–

Exercisable at June 30, 2009	801,210	10.20	5.5	–

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $10.13 on June 30, 2009.  There were no proceeds from the exercise of stock options during the quarter ended June 30, 2009.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents additional information regarding options outstanding as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$6.54-9.90	506,550	5.8	$7.26	376,718	$6.54
10.50-12.54	320,352	6.6	10.63	238,557	10.63
13.93-15.96	196,891	8.6	14.63	54,389	14.76
17.16-18.68	214,325	7.4	18.08	131,546	18.00
	1,238,118	6.7	11.18	801,210	10.20

b. Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2008	799,722	$16.11
Granted	363,188	10.31
Vested	(179,625)	17.57
Forfeited	(40,392)	11.39
Outstanding at June 30, 2009	942,893	13.80

As of June 30, 2009, there was $7.6 million of total unrecognized compensation cost related to nonvested restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 25 months.

9.    Fair Values of Assets and Liabilities

Estimated fair value amounts, defined as the exit price of willing market participants, have been determined using available market information and other appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.

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

Investment securities: The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity in accordance with FSP FAS 157-4. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note 3.

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

●
Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 includes U.S. Treasury securities and equity securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

●
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

●
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of June 30, 2009, the Company had no Level 3 financial assets or financial liabilities.

We adopted FSP FAS 157-4 in the quarter ended June 30, 2009. This FSP addresses measuring fair value under FAS 157 in situations where markets are inactive and transactions are not orderly. Under the provisions of this FSP, transaction or quoted prices for assets or liabilities in inactive markets may require adjustment due to the uncertainty about whether the underlying transactions are orderly. The adoption of this FSP did not have a material effect on the Company’s consolidated financial condition or results of operations.

The table below presents the June 30, 2009 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed income securities:
U.S. Treasury securities	$15,138	$15,138	$–	$–
Government sponsored agency securities	30,060	–	30,060	–
Corporate securities	84,842	–	84,842	–
Tax-exempt municipal securities	304,263	–	304,263	–
Mortgage pass-through securities	80,101	–	80,101	–
Collateralized mortgage obligations	9,890	–	9,890	–
Asset-backed securities	40,229	–	40,229	–
Total fixed income securities	564,523	15,138	549,385	–
Equity securities	9,028	9,028	–	–
Preferred stock	419	–	419	–
Total	$573,970	$24,166	$549,804	$–

The Company may be required, from time to time, to measure certain other financial assets, such as goodwill, fixed assets and other long-lived assets, at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets. None of these assets were measured to fair value during the first and second quarter of 2009.

10.    Subsequent Events

Management has evaluated subsequent events from June 30, 2009 to August 10, 2009, the date which our financial statements have been issued and were available to be issued, and has concluded there were no subsequent events to be reported during this period.  Subsequent events that may occur after August 10, 2009 have not been evaluated in the financial statements as of June 30, 2009.

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

●
greater frequency or severity of claims and loss activity, including as a result of catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

●	our dependency on a concentrated geographic market;

●	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

●	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

●	potential downgrades in our rating or changes in rating agency policies or practices;

●	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

●	unexpected issues relating to claims or coverage and changes in legal theories of liability under our insurance policies;

●	increased competition on the basis of pricing, capacity, coverage terms or other factors;

●	developments in financial and capital markets that adversely affect the performance of our investments;

●	loss of the services of any of our executive officers or other key personnel;

●	our inability to raise capital in the future;

●	our status as an insurance holding company with no direct operations;

●	our reliance on independent insurance brokers;

●	increased assessments or other surcharges by states in which we write policies;

●	our potential exposure to losses if Lumbermens Mutual Casualty Company (“LMC”) were to be placed into receivership;

●	the effects of acquisitions that we may undertake;

●	failure of our customers to pay additional premium under our retrospectively rated policies;

●	the effects of acts of terrorism or war;

●	cyclical changes in the insurance industry;

●	changes in accounting policies or practices;

●	changes in general economic conditions, including inflation and other factors;

●	a prolonged severe downturn, or continuing recession or sustained loss of consumer confidence; and

●	significant declines in interest rates on our investment securities for a sustained period of time, deterioration of the underlying issuers’ credit or continued declines in the stock market.

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

SIH was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of acquiring from LMC and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of the Eagle Insurance Companies (“Eagle”) (the “Acquisition”). Eagle began writing specialty workers’ compensation insurance policies in the mid-1980’s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.

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

To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to the development of KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the positive development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was approximately $3.8 million at June 30, 2009 and $2.8 million at December 31, 2008. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

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

Principal Revenue and Expense Items

We derive our primary revenue from premiums earned, net investment income, net realized gains and losses from investments and other income. Our primary expense items are loss and loss adjustment expenses, underwriting, acquisition and insurance expenses, and interest expense.

Premiums Earned

Gross premiums written include all premiums billed and unbilled by an insurance company during a specified policy period. Premiums are earned over the terms of the related policies according to reports of actual payroll amounts received periodically from our insureds. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies. Our policies typically have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2008 and for which payrolls are earned ratably throughout the year, one-half of the premiums would be earned in 2008 and the other half would be earned in 2009.

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

We earn our direct premiums written from our maritime, alternative dispute resolution (“ADR”) and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington State United States Longshore and Harbor Workers Compensation Act (“USL&H”) Assigned Risk Plan (the “Washington USL&H Assigned Risk Plan”). We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business back to the Washington USL&H Assigned Risk Plan. References to direct premiums written generally exclude premiums from the Washington USL&H Assigned Risk Plan because such business is not indicative of our core business or material to our results of operations.  Effective January 1, 2009, we entered into a new quota share reinsurance agreement with a non-affiliated reinsurer where we cede 100% of our assumed premiums related to our NCCI book of business. This reinsurance policy is effective for policy year 2009.

Net Investment Income and Realized Gains and Losses on Investments

We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expense) in cash, cash equivalents, fixed income securities and, to a lesser degree, in equity securities and preferred stocks. Our investment income includes interest earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying value. OTTI losses are reported separately on the statement of operations and are broken out between those losses with an income statement impact and those with an impact to accumulated other comprehensive income on the balance sheet.

Other Income

Other income is derived primarily from the operations of our wholly owned subsidiary companies, including PointSure (including BWNV, its wholly owned subsidiary), our wholesale broker and third party administrator, and THM, a provider of medical bill review, utilization review, nurse case management and related services.

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

Interest Expense

We incur interest expense on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR rate two London banking days prior to the interest payment period plus 400 basis points.  The interest rate at June 30, 2009 was 4.7%.

Results of Operations

Three Months and Six Months Ended June 30, 2009 and 2008

Gross Premiums Written.  Gross premiums written for the three months ended June 30, 2009 totaled $67.2 million, an increase of $0.9 million, or 1.4%, over $66.3 million of gross premiums written in the same period of 2008.  Gross premiums written for the six months ended June 30, 2009 totaled $150.9 million, an increase of $21.1 million, or 16.3%, over $129.8 million of gross premiums written in the same period of 2008.  Premiums assumed from the NCCI residual markets for the three months and six months ended June 30, 2009 were flat when compared with the same periods in 2008.  Much of the increase in gross premiums written resulted from premium growth related to our specialty book of business. Specialty markets, which includes alternative markets, small maritime programs and our wrap-up business, contributed $19.8 million or 93.8% of the total gross premium increase. Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan, the number of customers we serviced increased from approximately 1,030 at June 30, 2008 to approximately 1,370 at June 30, 2009 and in-force payrolls, one of the factors used in determining premium charges, increased 18.6% from $5.9 billion at June 30, 2008 to $7.0 billion one year later. California continues to be our largest market, accounting for approximately $121.2 million, or 39.8%, of our in-force premiums at June 30, 2009. This represents an increase of $13.5 million, or 12.5%, from approximately $107.7 million, or 39.1%, of in-force premiums, at June 30, 2008.

The following is a summary of our top five markets based on direct premiums written:
	Six Months Ended June 30,
	2009		2008
	Direct Premiums Written	%	Direct Premiums Written	%
	($ in thousands)
California	$59,889	39.8%	$50,276	38.3%
Louisiana	14,735	9.8	11,465	8.7
Illinois	12,572	8.4	13,791	10.5
Alaska	8,836	5.9	9,543	7.3
Texas	8,549	5.7	7,678	5.9
Total	$104,581	69.6%	$92,753	70.7%

We have experienced significant reductions in our California premium rates over the past four years. In 2007, in response to continued reductions in California workers’ compensation claim costs, we filed with the California Insurance Commissioner our new rates reflecting an average reduction of 14.2% from prior rates for new and renewal insurance policies written in California on or after July 1, 2007. This action was the eighth California rate reduction we have filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On August 15, 2008, the Workers’ Compensation Insurance Rating Bureau of California (the “WCIRB”) submitted a filing with the California Insurance Commissioner recommending a 16.0% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2009. The filing was based on a review of loss and loss adjustment experience through March 31, 2008. In response to this recommendation, on October 24, 2008, the California Insurance Commissioner approved a 5.0% increase in advisory pure premium rates, effective January 1, 2009. With the California Department of Insurance approval, we adopted this 5.0% increase effective January 1, 2009.

On March 27, 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 24.4% increase in advisory pure premium rates on new and renewal policies effective on or after July 1, 2009. On April 23, 2009, the WCIRB amended its filing to reduce the proposed rate increase to 23.7%. A public hearing on the proposed rate increase was held on April 28, 2009. Following the hearing, the California Insurance Commissioner issued a press release in which he urged the WCIRB to withdraw the portion of its requested rate increase related to recent decisions by the Workers’ Compensation Appeals Board (estimated to be approximately 6%) until the judicial process related to these decisions has concluded. A second hearing on medical treatment costs was held on June 8, 2009. On July 8, 2009, the California Insurance Commissioner announced his rejection of any increase in advisory pure premium rates.  Rating decisions made by the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt, approved or disapproved rates. After completing an internal study of our California loss costs, on June 23, 2009, we filed with the California Department of Insurance revised rates for new and renewal workers' compensation insurance policies written in the state of California on or after August 1, 2009. The new rates reflected an average increase of 10.6% from prior rates and were in response to increased projected medical costs and recent decisions by the Workers' Compensation Appeals Board.  On July 7, 2009, the California Department of Insurance approved our filing for the rate increase. We are unable to predict the impact that the rate increase adopted by us in California might have on our future financial position and results of operations. If other insurers do not adopt similar rate increases, this rate increase may have a negative effect on our ability to compete in California.

Rate reductions have also been adopted in other states in which we operate. For example, in Alaska we adopted rate decreases of 4.8% and 10.9% effective January 1, 2009 and 2008, respectively. In Louisiana, we adopted commissioner-approved rate decreases of 17.4% (pending approval) and 8.6% effective May 1, 2009 and 2008, respectively. In Hawaii, we adopted rate decreases of 11.6% (currently awaiting approval) and 19.3% effective February 1, 2009 and 2008, respectively. In Texas, we adopted rate decreases of 10.0% and 7.7% effective May 1, 2008 and January 1, 2008, respectively. In Florida, we adopted rate decreases of 18.6% and 18.4% effective January 1, 2009 and 2008, respectively, and a rate increase of 6.4% effective April 1, 2009. We have adopted rate increases of 2.5%, 3.5% and 4.0% in Illinois effective April 1, 2009 and January 1, 2009 and 2008, respectively.

Net Premiums Written.  Net premiums written totaled $60.7 million for the three months ended June 30, 2009 compared to $63.0 million in the same period in 2008, representing a decrease of $2.3 million, or 3.7%. For the six months ended June 30, 2009, net premiums written totaled $137.1 million, an increase of $13.8 million, or 11.2%, from $123.3 million in the same period of 2008. The decrease in net premiums written for the three months ended June 30, 2009 was primarily attributable to an increase in ceded premiums due to the addition of a new reinsurance treaty under which we cede off the residual market business, beginning with policy year 2009, that we are obligated to assume from the NCCI. The increase in net premiums written for the six months ended June 30, 2009 was primarily attributable to the increase in gross written premiums, offset in part by $7.3 million in premiums ceded related to the increased ceding rate of the 2008 reinsurance contracts due primarily to an increase in limits at the lower and upper ends of the program, as well as the addition of a new reinsurance treaty related to the residual market business.

Net Premiums Earned.  Net premiums earned totaled $60.0 million for the three months ended June 30, 2009 compared to $55.7 million for the same period in 2008, representing an increase of $4.3 million, or 7.7%. For the six months ended June 30, 2009, net premiums earned totaled $118.0 million, an increase of $5.6 million, or 5.0%, from $112.4 million in the same period of 2008.  We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual payroll of the underlying policies. Our direct premiums earned increased $6.9 million, or 12.0%, to $64.3 million for the quarter ended June 30, 2009 from $57.4 million for the same period in 2008 due to the increase in gross premiums written discussed above, offset by reductions in reported payrolls driven mainly by the effects of the current economic recession. Our direct premiums earned for the six months ended June 30, 2009 increased $10.4 million, or 9.1%, to $125.3 million from $114.9 million for the same period in 2008.  Premiums earned in the three month and six month periods of 2009 were also reduced by net adjustments of  $0.7 million and $3.7 million, respectively, on retrospectively rated policies due to favorable loss results on those policies.

The following is a summary of our top five markets based on direct premiums earned:

	Six Months Ended June 30,
	2009		2008
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$49,914	39.8%	$48,102	41.9%
Louisiana	13,077	10.4	10,010	8.7
Illinois	9,755	7.8	8,291	7.2
Texas	7,394	5.9	7,157	6.2
Alaska	7,168	5.7	7,310	6.4
Total	$87,308	69.6%	$80,870	70.4%

Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the three months ended June 30, 2009 totaled $5.1 million compared to $3.2 million for the same period in 2008, representing a decrease of $1.9 million, or 59.4%.  Ceded premiums earned for the six months ended June 30, 2009 totaled $10.4 million compared to $6.4 million for the same period in 2008, representing an increase of $4.0 million, or 62.5%.  An increase in ceded premiums earned is a decrease to our overall net premiums earned. Offsetting the increase in net premiums earned is a decrease in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Effective January 2009, we cede 100% of NCCI assumed business for policy year 2009 and subsequent policy years, which totaled $1.0 million and $1.6 million for the three months and six months ended June 30, 2009, respectively. Assumed premiums earned decreased $0.8 million from $3.9 million for the six months ended June 30, 2008 to $3.1 million in the same period in 2009.

Net Investment Income.  Net investment income was $5.7 million for the three months ended June 30, 2009 compared to $5.6 million for the same period in 2008, representing an increase of $0.1 million, or 1.8%.  Net investment income remained flat at $11.3 million for the six months ended June 30, 2009 and 2008. Average invested assets for the three months ended June 30, 2009 increased $56.3 million, or 10.6%, from $529.8 million in 2008 to $586.1 million in 2009.  For the six months ended June 30, 2009 average invested assets increased $46.9 million, or 8.9%, from $527.3 million in 2008 to $574.2 million in 2009.  Our yield on average invested assets for the three months ended June 30, 2009 was approximately 3.9% compared to approximately 4.2% for the same period in 2008.  For the six months ended June 30, 2009, our yield on average invested assets was 3.9% compared to approximately 4.3% for the same period in 2008.

Other-Than-Temporary Impairment Losses.  Other-than-temporary impairment losses totaled $0.3 million for the three and six months ended June 30, 2009 compared to $1.9 million for the same periods in 2008.  The impairment losses in both years relate to our investments in preferred stock issued by Fannie Mae and Freddie Mac.  In July 2009, we completely liquidated our holdings of these stocks at a slight realized gain of $6,000.

Service Income.  Service income totaled $0.3 million for the three months ended June 30, 2009 compared to $0.5 million for the same period in 2008, representing a decrease of $0.2 million, or 40.0%. For the six months ended June 30, 2009, service income totaled $0.6 million, a decrease of $0.3 million, or 33.3%, from $0.9 million in the same period of 2008. Our service income results primarily from service arrangements we have with LMC and other companies for claims processing, policy administration, and administrative services that we perform for them. Average monthly fees from our arrangements with LMC are declining as the volume of work decreases due to the run off of our predecessor’s business.

Other Income.  Other income totaled $1.6 million for the three months ended June 30, 2009 compared to $2.0 million for the same period in 2008, representing a decrease of $0.4 million, or 20.0%. For the six months ended June 30, 2009, other income totaled $4.3 million, an increase of $0.8 million, or 22.9%, from $3.5 million in the same period of 2008.  For the three months and six months ended June 30, 2009, other income included an increase of approximately $0.2 million and $0.6 million, respectively, as a result of the July 2008 acquisition of BWNV by PointSure.  The three months and six months ended June 30, 2009 also include a decrease of approximately $0.6 million and an increase of approximately $0.3 million, respectively, related to PointSure and THM operational activity.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $41.2 million for the three months ended June 30, 2009 compared to $32.2 million for the same period in 2008, representing an increase of $9.0 million, or 28.2%.  For the six months ended June 30, 2009, loss and loss adjustment expenses totaled $79.8 million, compared to $62.6 million for the same period in 2008, representing an increase of $17.2 million, or 27.5%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended June 30, 2009 was 68.3% compared to 57.0% for the same period in 2008.  Our net loss ratio for the six months ended June 30, 2009 was 67.2% compared to 54.9% for the same period in 2008.  The increase in our net loss ratio for the three months ended June 30, 2009 is primarily attributable to $7.9 million in favorable loss development in the three months ended June 30, 2008 compared to $2.9 million of unfavorable loss development (related to accident years 2007 and 2008) in the three months ended June 30, 2009.  The increase in our net loss ratio for the six months ended June 30, 2009 is primarily the result of $15.9 million in favorable loss development in the six months ended June 30, 2008 compared to $3.8 million of unfavorable loss development in the six months ended June 30, 2009. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI.

There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We are beginning to experience rate increases in California and other states, following multiple rate decreases over several years. We have established loss reserves at June 30, 2009 that are based upon our current best estimate of loss costs, taking into consideration the recent paid loss claim data, incurred loss trends and the uncertainty regarding the permanence of recent legislative reforms. For further information regarding our loss and loss adjustment expenses, including amounts paid and unpaid, see the discussion under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Item 2 of Part I of this quarterly report.

As of June 30, 2009, we had recorded a receivable of approximately $3.6 million for loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At June 30, 2009, we had access to approximately $3.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $16.1 million for the three months ended June 30, 2009, compared to $17.7 million for the same period in 2008, representing a decrease of $1.6 million, or 9.0%.  For the six months ended June 30, 2009, underwriting expenses totaled $35.9 million, an increase of $2.6 million, or 7.7%, from $33.3 million in the same period of 2008.  Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended June 30, 2009 was 26.7%, compared to 31.6% for the same period in 2008.  For the six months ended June 30, 2009, our net underwriting expense ratio was 30.3%, compared to 29.6% for the same period of 2008. The increase in the expense ratio for the six months ended June 30, 2009 is primarily the result of increased staffing costs and other premium production related expenses as we invest in the geographic expansion and development of our business, and lower-than-expected earned premiums when compared to the increase in gross premiums written, primarily as a result of the impact of the continuing economic recession on covered payrolls, and adjustments related to retrospectively rated policies.

Underwriting expenses for the quarter ended June 30, 2009 include a non-recurring net reduction of $0.7 million in our accruals to reflect a periodic true-up of rates for taxes, licenses and fees by the states in which we operate. Second quarter 2009 also included some expense reclassifications from the first quarter of the year.  Backing those amounts out, our second quarter expense ratio would have been approximately 28.4%.  Included in underwriting expenses for the quarter ended June 30, 2008 were non-recurring or uncharacteristically high charges totaling approximately $1.9 million or approximately 1.6 points of the quarterly underwriting expense ratio. These charges included $1.0 million related to the accelerated vesting of stock options and restricted stock held by Joseph De Vita, our former CFO, at the time of his passing and approximately $0.9 million of recruitment costs that were higher than our typical run rate.
`
Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $152,000 for the three months ended June 30, 2009, compared to $210,000 for the same period in 2008, representing a decrease of $58,000, or 27.6%. Interest expense for the six months ended June 30, 2009 totaled $326,000, compared to $461,000 for the same period in 2008, representing a decrease of $135,000, or 29.3%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, decreased from 6.64% at June 30, 2008 to 4.66% at June 30, 2009.

Other Expenses. Other expenses totaled $3.3 million for the three months ended June 30, 2009, compared to $2.4 million for same period in 2008, representing an increase of $0.9 million, or 39.9%.  For the six months ended June 30, 2009, other expenses totaled $6.8 million, an increase of $2.4 million, or 56.9%, from $4.4 million in the same period of 2008. Other expenses result primarily from the operations of PointSure (including BWNV, which PointSure acquired in July 2008), which continued to experience direct costs associated with the expansion of insurance products they offer, and THM, which accounted for approximately $1.0 million and $1.8 million of expenses for the three months and six months ended June 30, 2009, respectively, compared to $0.8 million and $1.4 million for the same periods in 2008.

Income Tax Expense. The effective tax rate for the three months ended June 30, 2009 was 33.9%, compared to 31.3% for the same period in 2008.  For the six months ended June 30, 2009 our effective tax rate was 25.4% compared to 31.5% in the same period of 2008. Our effective tax rates for the periods ended June 30, 2009 and 2008 were lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At June 30, 2009, approximately 53.0% of our investment portfolio was invested in tax-exempt municipal bonds, compared to approximately 53.5% at June 30, 2008.

Income tax expense in the quarter ended June 30, 2009 included a non-recurring, non-cash charge of approximately $976,000 to reclassify a first quarter 2009 reversal of a deferred tax asset valuation allowance which we established at December 31, 2008. This amount had previously been recorded as a reduction to income tax expense in the quarter ended March 31, 2009 and had the effect of increasing net income for that period by that amount. We subsequently concluded that the first quarter reversal should have been recorded in accumulated other comprehensive income rather than in income tax expense. The effect of this correction in the quarter ended June 30, 2009 was to increase income tax expense and to reduce net income by approximately $976,000. The adjustment had no effect on total stockholders’ equity. Management evaluated the quantitative and qualitative factors associated with this adjustment and does not consider the adjustment to be material, individually or in the aggregate, to either period.

 Net Income.  Net income was $4.3 million for the three months ended June 30, 2009, compared to $6.4 million for the same period in 2008, representing a decrease of $2.1 million, or 33.1%.  Net income for the six months ended June 30, 2009 totaled $8.3 million, a decrease of $9.0 million, or 52.0%, from $17.3 million in the same period of 2008.  The decrease in net income for the three months ended June 30, 2009 resulted primarily from the increase in premiums earned and investment income for the period as well as a decrease in underwriting, acquisition and insurance expenses, more than offset by related increases in loss and loss adjustment expenses, and the net of other income and other expense. The decrease in net income for the six months ended June 30, 2009 resulted primarily from the increase in premiums earned and investment income for the period, more than offset by related increases in underwriting, acquisition and insurance expenses, loss and loss adjustment expenses, and the net of other income and other expense.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary uses of funds are to pay claims and operating expenses and to purchase investments.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of June 30, 2009 has an effective duration of 4.6 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

At June 30, 2009, approximately 97.2% of our investment portfolio consisted of investment grade fixed income securities with fair values subject to fluctuations in interest rates and other factors such as credit. The remainder of our investment portfolio consisted of investments in equity securities, which consist of investments in exchange-

traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks, and preferred stocks. Our investment policy allows for investment in domestic and international equities of up to 4% and 1%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

We had no direct sub-prime mortgage exposure in our investment portfolio as of June 30, 2009 and approximately $4.1 million of indirect exposure to sub-prime mortgages. The average credit quality of our $309.0 million fixed income municipal portfolio was AA/AA– (AA– based on the issuers’ underlying ratings). Insured municipal bonds totaled $210.4 million and had a weighted average credit rating of AA– (AA– based on the issuers’ underlying ratings).

The following table provides a breakdown of our insured municipal bond portfolio based on insured ratings and underlying ratings:

	Market Value Based On
Rating	Insured Ratings	Underlying Ratings
	(in thousands)
AAA	$11,078	$11,078
AA+	23,826	18,840
AA	46,858	26,260
AA-	45,523	47,159
A+	34,413	48,736
A	13,446	19,186
A-	7,739	11,524
BBB+	2,077	-
BBB	-	1,166
Pre-refunded (1)	24,172	24,172
Not rated	1,256	2,267
Total	$210,388	$210,388
________________
(1) These bonds have been refunded by depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of June 30, 2009, we had no direct investments in any bond insurer providing insurance on our municipal bond portfolio and only one bond insurer insured more than 10% of the municipal bond investments in our portfolio. National Public Finance Guarantee Corporation (“National”) (formerly MBIA) insured $99.7 million of municipal bonds we owned at June 30, 2009. National’s ratings as of that date were Baa1 (developing outlook) by Moody’s and A (developing outlook) by Standard & Poor’s and the average underlying rating on those bonds was AA-/A+. The remaining $98.6 million in uninsured municipal bonds carried a weighted average credit rating of AA/AA–. Consequently, we do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

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

Our unaudited condensed consolidated net cash provided by operating activities for the six months ended June 30, 2009 was $34.3 million, compared to our cash flow from operations of $39.1 million for the same period in 2008. The decrease is mainly attributable to an increase in underwriting, acquisition and insurance expenses and reinsurance recovered, offset by an increase in premium collections and a decrease in paid losses, generally as a result of our growth.

We used net cash of $36.7 million for investing activities in the six months ended June 30, 2009, compared to $30.0 million for the same period in 2008 primarily driven by lower maturities and redemptions of investments partially offset by lower purchases of investments.

For the six months ended June 30, 2009, financing activities used a total of $0.5 million due to the surrender of stock to cover tax withholding obligations associated with the vesting of restricted stock, compared to $0.1 million of cash provided in the same period in 2008 in connection with the exercise of stock options and grant of restricted stock.

Contractual Obligations and Commitments

The following table identifies our contractual obligations by payment due period as of June 30, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$–	$–	$–	$12,000
Loss and loss adjustment expenses	322,728	106,500	139,096	29,691	47,441
Operating lease obligations	18,775	2,895	8,978	2,358	4,544
Total	$353,503	$109,395	$148,074	$32,049	$63,985

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of June 30, 2009 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Part I, Item 2 of this quarterly report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of June 30, 2009 and December 31, 2008. The workers’ compensation line of business comprises over 98% of our total loss reserves as of both dates.

	As of June 30, 2009			As of December 31, 2008
Line of Business	Case	IBNR	Total	Case	IBNR	Total
			(in thousands)
Workers’ Compensation	$150,331	$166,937	$317,268	$131,814	$155,909	$287,723
Ocean Marine	947	4,351	5,298	1,041	3,251	4,292
General Liability	–	162	162	–	12	12
Total	$151,278	$171,450	$322,728	$132,855	$159,172	$292,027

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

For all other accident years, the estimated ultimate losses are developed using a variety of actuarial techniques as described below. In reviewing this information, we consider the following factors to be especially important at this time because they increase the variability risk factors in our loss reserve estimates:

●	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

●	We have been growing consistently since we began operations and have entered into several new states that are not included in our predecessor’s historical data.

●
At June 30, 2009, approximately $124.3 million, or 46.5%, of our direct loss reserves were related to business written in California.  Over the last several years, three significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February, 2002; AB 227 and SB 228 were enacted in September, 2003; and SB 899 was enacted in April, 2004.  This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves.  All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers.  In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2009 were 63.4% lower than the pure premium rates in effect as of July 1, 2003.  More recent data has indicated the need for an increase in rates in California.  SeaBright filed for a 10.6% rate increase to be effective August 1, 2009 which was approved by the California Insurance Department.

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

In February of 2009 the California Workers’ Compensation Appeals Board rendered an en banc decision on a series of cases, commonly referred to as Almarez, Guzman and Ogilvie, that could have a material impact on the value of permanent disability awards.  The en banc decision led to considerable comment and debate in the Workers’ Compensation community. Given this, the Appeals Board subsequently granted a petition for reconsideration on the subject cases, allowing interested parties until May 1, 2009 to provide input via an amicus curiae brief.  The Appeals Board could take several months to review the amicus briefs before rendering a final opinion.  In the interim, the Appeals Board has stated that the February, 2009 en banc decision is final until they issue an opinion on the reconsideration.

Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of June 30, 2009, accident year 2004 was 66 months developed, accident year 2005 was 54 months developed, accident year 2006 was 42 months developed, accident year 2007 was 30 months developed, and accident year 2008 was 18 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

We review the following significant components of loss reserves on a quarterly basis:

●	IBNR reserves for losses – This includes amounts for the medical and indemnity components of the workers’ compensation claim payments, net of subrogation recoveries and deductibles;

●	IBNR reserves for defense and cost containment expenses (“DCC”, also referred to as allocated loss adjustment expenses (“ALAE”)), net of subrogation recoveries and deductibles;

●	reserve for adjusting and other expenses, also known as unallocated loss adjustment expenses (“ULAE”); and

●
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

Gross ultimate loss (indemnity, medical and ALAE separately) for each category is estimated using the following actuarial methods:

●	paid loss (or ALAE) development;

●	incurred loss (or ALAE) development;

●	Bornhuetter-Ferguson using ultimate premiums and paid loss (or ALAE); and

●	Bornhuetter-Ferguson using ultimate premiums and incurred loss (or ALAE).

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

These techniques recognize, among other factors:

●	our claims experience and that of our predecessor;

●	the industry’s claim experience;

●	historical trends in reserving patterns and loss payments;

●	the impact of claim inflation and/or deflation;

●	the pending level of unpaid claims;

●	the cost of claim settlements;

●	legislative reforms affecting workers’ compensation, including pricing;

●	the overall environment in which insurance companies operate; and

●	trends in claim frequency and severity.

In addition, there are loss and loss adjustment expense risk factors that affect workers’ compensation claims that can change over time and also cause our loss reserves to fluctuate. Some examples of these risk factors include, but are not limited to, the following:

●	recovery time from the injury;

●	degree of patient responsiveness to treatment;

●	use of pharmaceutical drugs;

●	type and effectiveness of medical treatments;

●	frequency of visits to healthcare providers;

●	changes in costs of medical treatments;

●	availability of new medical treatments and equipment;

●	types of healthcare providers used;

●	availability of light duty for early return to work;

●	attorney involvement;

●	wage inflation in states that index benefits; and

●	changes in administrative policies of second injury funds.

Variation can also occur in the loss reserves due to factors that affect our book of business in general. Some examples of these risk factors include, but are not limited to, the following:

●	injury type mix;

●	change in mix of business by state;

●	change in mix of business by employer type;

●	small volume of internal data; and

●	significant exposure growth over recent data periods.

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

Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data. Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have five complete accident years that were developed 66 months, 54 months, 42 months, 30 months and 18 months (2004, 2005, 2006, 2007 and 2008, respectively) at June 30, 2009.  At June 30, 2009, the analysis for accident years 2003 through 2008 utilizes a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods, in addition to the paid and incurred loss development methods.  For accident years 2003 through 2008, the actuarial analysis did show some movement, both upward and downward, when compared to the prior actuarial estimates at March 31, 2009.  For accident years 2003 through 2006, the movement was minimal and management believes it is appropriate to allow the data more time to develop and mature before making additional changes in the gross loss estimates for these years.

The decision to maintain the gross ultimate loss estimates for accident years 2003 through 2006 during the second quarter of 2009 was appropriately made at this time based on the results of our internal actuarial studies.  The movement in the actuarial indications was somewhat more pronounced for accident years 2007 and 2008.  As a result, changes were made in the selected ultimate losses for these accident years.  For accident year 2007, there was unfavorable development in the gross losses for California State Act which resulted in an increase of our net ultimate loss estimates of $1.0 million.  For non-California State Act, there was favorable development in the gross losses for accident year 2007 which resulted in a reduction of our net ultimate loss estimates of $0.6 million.  For accident year 2008, there was unfavorable development in the gross losses for all three categories, which resulted in increases of our net ultimate loss estimates of $1.1 million for California State Act, $0.8 million for non-California State Act and $0.7 million for USL&H.  For California State Act and USL&H, we placed more reliance on the most recent data points in our loss development selections than in the prior quarter.  As with the prior quarter, we did not completely rely on the most recent data points in our loss development selections.  We believe that our loss development factor selections are appropriate given the maturity level of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

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

As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $6.5 million, or 2.0%, as of June 30, 2009. Another example is claim inflation.

Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $16.1 million on a pre-tax basis, or 5.0%, as of June 30, 2009. Under these assumptions, the inadequacy of approximately $16.1 million represents approximately 4.7% of total stockholders’ equity at June 30, 2009. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $322.7 million as of June 30, 2009 to be 5.0% inadequate, we would experience a pre-tax reduction in future earnings of approximately $16.1 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency, after tax effects, would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. As of June 30, 2009 and December 31, 2008, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectability of our period-end receivables and believe that all amounts are collectible based on currently available information. As of June 30, 2009, nine of the top ten companies from which we had reinsurance amounts recoverable had A.M. Best ratings of “A–” or higher. The tenth company is not rated by A.M. Best.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off a portion of deferred policy acquisition costs. To date, we have not needed to write-off all or a portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, our deferred acquisition costs as of June 30, 2009 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires management to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, the consideration of operating versus capital items, projected future taxable income and the effect of tax planning strategies. If actual results differ from management’s estimates and assumptions, we may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. The establishment of a valuation allowance could have a significant impact on our financial position and results of operations in the period in which it is deemed necessary. We established a valuation allowance of approximately $1.1 million at June 30, 2009 (recorded in accumulated other comprehensive income), and approximately $2.0 million at December 31, 2008 (of which $976,000 was recorded in tax expense and $1.0 million was recorded in accumulated other comprehensive income).

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of June 30, 2009 and December 31, 2008, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2005, 2006, 2007 and 2008.

Impairment of Investment Securities

Impairment of investment securities results in a charge to operations when the fair value of a security declines below our cost and is deemed to be other-than-temporary. We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including but not limited to the following: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the likelihood that we will be required to sell the security before recovery of its cost basis; specific credit issues related to the issuer; and current economic conditions, including interest rates.

We regularly review our investment portfolio for declines in value. In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. It is possible that we could recognize future impairment losses on some securities we owned at June 30, 2009 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.
We adopted FSP FAS 157-4 in the quarter ended June 30, 2009. This FSP addresses measuring fair value under FAS 157 in situations where markets are inactive and transactions are not orderly. Under the provisions of this FSP, transaction or quoted prices for assets or liabilities in inactive markets may require adjustment due to the uncertainty about whether the underlying transactions are orderly. The adoption of this FSP did not have a material effect on our consolidated financial condition or results of operations.

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

Earned But Unbilled Premiums

Shortly following the expiration of an insurance policy, we perform a final payroll audit of each insured to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors and to fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between ($611,000) and $182,000 in 2008 and between zero and $1.2 million in 2007. The balance of our accrual for premiums earned but unbilled was $19,000 and ($611,000) at June 30, 2009 and December 31, 2008, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs.  Retrospectively rated policies accounted for approximately 9.4% and 16.9% of direct premiums written in the three month periods ended June 30, 2009 and 2008, respectively, and 7.7% and 13.3% of direct premiums written in the six month periods then ended, respectively.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the provisions of FSP FAS 115-2/124-2 in the quarter ended June 30, 2009. There were no impairments previously recognized on debt securities we owned at December 31, 2008 and therefore, there was no cumulative effect adjustment to retained earnings and other comprehensive income (loss) as a result of adopting this standard.  There were no impairments recognized on debt securities in the three and six months ended June 30, 2009 and therefore, there was no effect on our consolidated financial condition and results of operations.

 In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS   157-4 in the quarter ended June 30, 2009, which did not have a material effect on the our consolidated financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009.  Because  FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements related to the fair value of financial instruments, the adoption of FSP 107-1 and APB 28-1 did not affect our consolidated financial condition and results of operations.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FAS 165 is effective for periods ending after June 15, 2009.  We adopted FAS 165 in the quarter ended June 30, 2009, which did not have a material effect on our consolidated financial condition and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In 2008 and 2009, a series of crises occurred in the U.S. financial and capital markets, as well as in housing and global credit markets. These conditions accelerated into a global economic recession, as evidenced by declining consumer confidence, lower consumer spending, bankruptcies and significant job losses. The declining economic conditions worsened over the last half of 2008 and have continued into 2009. Equity and debt markets have seen major declines in market prices on a worldwide basis as well, which have negatively impacted the fair value of our investment portfolio. The disruptions in the financial markets in 2008 and 2009 have resulted in a lack of liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads.

Our unaudited condensed consolidated balance sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks, including credit and interest rate risks. Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. In 2008 and 2009, conditions in the public debt and equity markets declined significantly, resulting in exceptional volatility in debt and equity prices. During 2008, we recognized, on a pre-tax basis, approximately $13.4 million of other-than-temporary impairment charges related primarily to our investments in exchange traded funds and government-sponsored-entity preferred stock. In the six months ended June 30, 2009 we recognized, on a pre-tax basis, approximately $0.3 million of other-than-temporary impairment charges related to our investments in government-sponsored-entity preferred stock.  The impact of actions taken recently by governmental bodies in response to the current economic crisis is difficult to predict, particularly over the short term, and we cannot predict the timing or magnitude of a recovery. The fair value of our investment portfolio remains subject to considerable volatility, particularly over the short term. The following sections address the significant market risks associated with our business activities.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed-income securities which are rated “A” or higher by Standard & Poor’s or another major rating agency. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in our portfolio. To limit our exposure to risk, we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector.

Interest Rate Risk

We had fixed-income investments with a fair value of $564.5 million at June 30, 2009 that are subject to interest rate risk, compared with $522.3 million at December 31, 2008. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes our interest rate risk as of June 30, 2009 and December 31, 2008. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of June 30, 2009 and December 31, 2008. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Interest Rate Risk as of June 30, 2009
Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(46,773)	$517,750	(8.29)%
100 basis point increase	(23,191)	541,332	(4.11)%
No change	–	564,523	–
100 basis point decrease	22,802	587,325	4.04%
200 basis point decrease	45,215	609,738	8.01%

Interest Rate Risk as of December 31, 2008
Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(39,352)	$482,937	(7.5)%
100 basis point increase	(19,662)	502,627	(3.8)%
No change	–	522,289	–
100 basis point decrease	19,635	541,924	3.8%
200 basis point decrease	39,243	561,532	7.5%

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer (acting principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Principal Accounting Officer (acting principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Principal

Accounting Officer (acting principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  1A.  Risk Factors

You should carefully consider the risks described below and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 16, 2009, together with all of the other information included in this quarterly report.  Such risks and uncertainties are not the only ones facing us.  If any such risks actually occur, our business, financial condition or operating results could be harmed.  Any such risks could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock.  You could lose all or part of your investment.  Such risks also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements.  Please refer to the discussion under the heading “Cautionary Statement” in Part I, Item 2 of this quarterly report.

The disclosure set forth below updates specific risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Other than as described below, there were no material changes to the risk factors set forth in such report.

Under the heading “Item 1A. Risk Factors – Risk Related to Our Business – Intense competition could adversely affect our ability to sell policies at rates we deem adequate" in our Annual Report on Form 10-K filed with the SEC on March 16, 2009, we include a discussion about regulatory decreases in advisory pure premium rates on new and renewal policies and subsequent rate reductions and about a rate increase approved by the California Insurance Commissioner. We hereby update such discussion by adding that, as we disclosed in our current report on Form 8-K filed with the SEC on June 25, 2009, SeaBright Insurance Company filed with the California Department of Insurance its rates for new and renewal workers' compensation insurance policies written in the state of California on or after August 1, 2009. The new rates reflected an average increase of 10.6% from prior rates and were in response to increased projected medical costs and recent California Workers' Compensation Appeals Board decisions. Approximately 40% of our in-force premiums at June 30, 2009 were written in the state of California.  On July 7, 2009, the California Department of Insurance approved our filing for the rate increase.

As previously noted, we are unable to predict the impact that the rate increase adopted by us in California might have on our future financial position and results of operations. If other insurers do not adopt similar rate increases, this rate increase may have a negative effect on our ability to compete in California.

Under the heading “Item 1A. Risk Factors – Risk Related to Our Business – We could be adversely affected by the loss of one or more principal employees or by an inability to attract or retain staff” in our Annual Report on Form 10-K filed with the SEC on March 16, 2009, we included a discussion about the potential adverse impact to our business of losing a member of our senior management team, including our Chief Financial Officer. Robert P. Cuthbert, our Senior Vice President, Chief Financial Officer and Assistant Secretary, resigned from all offices of the Company held by him on June 30, 2009. We have begun the process of selecting a new Chief Financial Officer but are unable to predict how long the selection process will take and when we will name a new Chief Financial Officer. In the meantime, the duties of the Chief Financial Officer are being handled by M. Philip Romney, our Principal Accounting Officer, and other senior officers on whom we will be more dependent during this transition period.

Item 3.    Submission of Matters to a Vote of Security Holders

The 2009 annual meeting of stockholders of SIH was held on May 19, 2009. At the annual meeting, our stockholders were asked to elect seven directors to the Board of Directors and to ratify the Audit Committee’s appointment of KPMG LLP as SIH’s independent auditors for the year ending December 31, 2009. Following are the results of the election:

Proposal I: Election of seven directors to the Board of Directors

	Votes For	Votes Withheld
John G. Pasqualetto	19,483,215	449,137
Peter Y. Chung	19,865,535	66,817
Joseph A. Edwards	19,865,535	66,817
William M. Feldman	18,981,792	950,560
Mural R. Josephson	18,981,792	950,560
George M. Morvis	18,980,970	951,382
Michael D. Rice	19,864,513	67,839

Proposal II: Ratification of the Audit Committee’s appointment of KPMG LLP as independent auditor for the year ending December 31, 2009

Votes for	18,756,967
Votes against	1,166,955
Abstentions	8,430

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

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: August 10, 2009

	By:	/s/ John G. Pasqualetto
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/ s/ M. Philip Romney
Vice President – Finance, Principal Accounting
Officer and Assistant Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated herein by reference. Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

10.1	Release and Settlement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34204), filed June 30, 2009)