Form 10-Q
period 2009-09-30
SEABRIGHT INSURANCE HOLDINGS INC
filed 2009-11-09
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
or

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 6, 2009
Common Stock, $0.01 Par Value	21,673,286

SeaBright Insurance Holdings, Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $579,347 in 2009 and $523,892 in 2008)	$605,408	$522,289
Equity securities available for sale, at fair value (cost $11,333 in 2009 and 2008)	10,444	8,856
Preferred stock available for sale, at fair value (cost $851 in 2008)	−	360
Cash and cash equivalents	24,073	22,872
Accrued investment income	6,308	6,054
Premiums receivable, net of allowance	12,898	16,374
Deferred premiums	167,013	163,322
Service income receivable	301	322
Reinsurance recoverables	30,892	18,544
Due from reinsurer	11,802	9,125
Receivable under adverse development cover	3,603	4,179
Prepaid reinsurance	6,088	1,619
Property and equipment, net	5,750	5,190
Federal income tax recoverable	2,438	1,671
Deferred income taxes, net	18,801	25,144
Deferred policy acquisition costs, net	24,328	23,175
Intangible assets, net	1,225	1,225
Goodwill	4,324	4,212
Other assets	6,240	8,154
Total assets	$941,936	$842,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$334,644	$292,027
Unearned premiums	164,072	155,931
Reinsurance funds withheld and balances payable	5,640	1,615
Premiums payable	6,215	6,783
Accrued expenses and other liabilities	55,098	49,518
Surplus notes	12,000	12,000
Total liabilities	577,669	517,874

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 21,673,286 shares at September 30, 2009 and 21,392,854 shares at December 31, 2008	217	214
Paid-in capital	204,036	200,893
Accumulated other comprehensive income (loss)	17,344	(4,009)
Retained earnings	142,670	127,715
Total stockholders’ equity	364,267	324,813
Total liabilities and stockholders’ equity	$941,936	$842,687

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share and earnings per share information)
Revenue:
Premiums earned	$64,427	$68,687	$182,460	$181,094
Claims service income (loss)	293	(79)	782	751
Other service income	36	80	147	179
Net investment income	5,888	5,571	17,186	16,852
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	–	(11,456)	(258)	(13,405)
Less portion of losses recognized in accumulated other comprehensive income (loss)	–	–	–	–
Net impairment losses recognized in earnings	–	(11,456)	(258)	(13,405)
Other net realized gains (losses) recognized in earnings	292	(221)	217	(401)
Other income	1,986	2,820	6,308	6,271
	72,922	65,402	206,842	191,341
Losses and expenses:
Loss and loss adjustment expenses	42,216	39,154	121,992	101,719
Underwriting, acquisition and insurance expenses	18,155	17,350	54,039	50,674
Interest expense	140	205	466	666
Other expenses	3,529	2,793	10,357	7,146
	64,040	59,502	186,854	160,205
Income before taxes	8,882	5,900	19,988	31,136
Income tax expense	2,217	4,119	5,033	12,071
Net income	$6,665	$1,781	$14,955	$19,065

Basic earnings per share	$0.32	$0.09	$0.72	$0.93
Diluted earnings per share	$0.31	$0.08	$0.70	$0.90

Weighted average basic shares outstanding	20,732,801	20,581,822	20,691,250	20,466,465
Weighted average diluted shares outstanding	21,502,272	21,369,033	21,451,959	21,143,263

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Cash flows from operating activities:
Net income	$14,955	$19,065
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	33,736	29,727
Policy acquisition costs deferred	(34,889)	(31,209)
Provision for depreciation and amortization	3,856	2,933
Compensation cost on restricted shares of common stock	3,229	3,685
Compensation cost on stock options	548	734
Net realized loss on investments	42	13,806
Benefit for deferred income taxes	(1,896)	(2,901)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	42,617	29,571
Income tax payable	(931)	(2,988)
Reinsurance recoverables, net of reinsurance withheld	(14,893)	(2,809)
Unearned premiums, net of deferred premiums and premiums receivable	7,926	(8,768)
Accrued investment income	(254)	(561)
Other assets and other liabilities	6,481	(2,232)
Net cash provided by operating activities	60,527	48,053

Cash flows from investing activities:
Purchases of investments	(126,978)	(123,129)
Sales of investments	30,225	18,174
Maturities and redemption of investments	39,837	57,208
Purchases of property and equipment	(1,972)	(4,059)
Payment for purchase of subsidiary, net of cash acquired	–	(159)
Net cash used in investing activities	(58,888)	(51,965)

Cash flows from financing activities:
Proceeds from exercise of stock options	31	1,113
Grant of restricted shares of common stock	4	4
Surrender of stock in connection with restricted stock vesting	(473)	–
Net cash provided by (used in) financing activities	(438)	1,117

Net increase (decrease) in cash and cash equivalents	1,201	(2,795)
Cash and cash equivalents at beginning of period	22,872	20,292
Cash and cash equivalents at end of period	$24,073	$17,497

Supplemental disclosures:
Interest paid on surplus notes	$488	$690
Federal income taxes paid	7,500	17,735
Accrued expenses for purchases of investments	6,793	–

The Company purchased all of the capital stock of BWNV for $484. In connection with the acquisition, the following liabilities were assumed:
Fair value of assets acquired	$–	$1,079
Cash paid for capital stock	–	(484)
Net liabilities assumed	$ −	$595

See accompanying notes to unaudited condensed consolidated financial statements.

Index

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three month or nine month periods ended September 30, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

b.  Goodwill and Other Intangible Assets

Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  A reporting unit is defined as an operating segment or one level below an operating segment.

The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess, and the charge could have a material adverse effect on the Company’s results of operations and financial position.

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

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2008 and updated the analysis as of September 30, 2009. The conclusion reached as a result of the goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value, and therefore no impairment was necessary. If current market conditions persist through the remainder of 2009, in particular if the Company’s share price remains meaningfully below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, subsequent reviews of goodwill could result in an impairment of goodwill during 2009 or later. The Company will complete its 2009 annual goodwill assessment in the quarter ending December 31, 2009.

c.   Earnings Per Share

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Basic weighted average shares outstanding	20,733	20,582	20,691	20,466
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	769	787	761	677
Diluted weighted average shares outstanding	21,502	21,369	21,452	21,143

d.  Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2009 and 2008 is shown in the following table. No compensation cost was capitalized during the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$1,085	$1,007	$3,229	$3,685
Stock options	197	193	548	734
Total	$1,282	$1,200	$3,777	$4,419

Total related tax benefit	$398	$352	$1,151	$1,328

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

e.  Comprehensive Income (Loss)

The following table summarizes the Company’s comprehensive income (loss) for the three month and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$6,665	$1,781	$14,955	$19,065
Reclassification adjustment for net realized (gains) losses recorded into income	(292)	11,677	41	13,806
Tax expense (benefit) related to reclassification adjustment gains (losses)	102	(4,087)	(14)	(4,764)
Increase (decrease) in unrealized gains/losses on investment securities available for sale	20,709	(18,947)	29,702	(28,471)
Tax benefit (expense) related to unrealized gains (losses)	(7,242)	6,562	(10,391)	9,897
Tax effect of change in deferred tax asset valuation allowance recorded in comprehensive income	1,204	–	2,015	–
Total comprehensive income (loss)	$21,146	$(3,014)	$36,308	$9,533

f.  Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 168 further identifies the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change existing U.S. GAAP authoritative literature in place as of July 1, 2009.    SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted SFAS 168 as of September 30, 2009, which did not have a material effect on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009.  The Company adopted the provisions of FSP FAS 115-2/124-2 in the quarter ended June 30, 2009.  There were no impairments previously recognized on debt securities we owned at December  31, 2008 and therefore, there was no cumulative effect adjustment to retained earnings and other comprehensive income (loss) as a result of adopting this standard.  There were no impairments recognized on debt securities in the three month and nine month periods ended September 30, 2009 and therefore, the adoption of FSP FAS 115-2/124-2 had no effect on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 in the quarter ended June 30, 2009, which did not have a material effect on the Company’s consolidated financial condition and results of operations.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009.  Because  FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements related to the fair value of financial instruments, adoption of FSP 107-1 and APB 28-1 did not affect the Company’s consolidated financial condition and results of operations.

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

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value and carrying value of investment securities available-for-sale at September 30, 2009 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities	$16,735	$591	$(101)	$17,225	$17,225
Government sponsored agency securities	30,234	1,300	(31)	31,503	31,503
Corporate securities	87,633	3,583	(120)	91,096	91,096
Tax-exempt municipal securities	312,329	16,694	(396)	328,627	328,627
Mortgage pass-through securities	74,851	4,169	–	79,020	79,020
Collateralized mortgage obligations	14,131	132	(142)	14,121	14,121
Asset-backed securities	43,434	627	(245)	43,816	43,816
Total fixed income securities available-for-sale	579,347	27,096	(1,035)	605,408	605,408
Equity securities	11,333	–	(889)	10,444	10,444
Total investment securities available-for-sale	$590,680	$27,096	$(1,924)	$615,852	$615,852

Equity securities consist of investments in exchange-traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The Company had no direct investments in individual equity securities at September 30, 2009. Approximately $0.9 of the total unrealized losses at September 30, 2009 were from equity securities that had been impaired for one year or longer.  Based on the low severity of the impairments on the Company’s equity securities, and the significant recent recovery in stock prices, management concluded that the unrealized losses on these equity securities were temporary due to market conditions.

For debt securities that are considered other-than-temporarily impaired (“OTTI”) and that the Company does not intend to sell and more likely than not would not be required to sell prior to recovery of the amortized cost basis, the Company recognizes OTTI losses in accordance with the provisions of the Codification. The amount of the OTTI loss is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.    Approximately $0.9 million of the total unrealized losses at September 30, 2009 were from debt securities that had been impaired for one year or longer.  Included in these securities is one security which had an unrealized loss that exceeded 20% of the related security’s book value at September 30, 2009.  As of September 30, 2009, all payments to date are current on these debt securities and the Company expects to fully recover its investment in these securities no later than their scheduled maturities. The Company has no current intent to sell these securities. Therefore, based on management’s review of the financial strength of these debt securities and the Company’s expectation regarding future receipt of principal and interest, management concluded these debt securities were temporarily impaired as of September 30, 2009. For the three and nine months ended September 30, 2009, the Company recognized no OTTI losses related to debt securities.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about investment securities with unrealized losses at September 30, 2009:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
Fixed income securities:
U.S. Treasury securities	$2,898	$(101)	$–	$–	$2,898	$(101)
Government sponsored agency securities (1)	4,851	(31)	–	–	4,851	(31)
Corporate securities	9,736	(43)	1,454	(77)	11,190	(120)
Tax-exempt municipal securities	–	–	9,480	(396)	9,480	(396)
Collateralized mortgage obligations	1,045	(10)	644	(132)	1,689	(142)
Asset-backed securities	401	–	9,745	(245)	10,146	(245)
Total fixed income securities	18,931	(185)	21,323	(850)	40,254	(1,035)
Equity securities	–	–	10,444	(889)	10,444	(889)
Total	$18,931	$(185)	$31,767	$(1,739)	$50,698	$(1,924)

_____________
(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to:  the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions.

In general, the Company reviews all securities that are impaired by 5% or more at the end of the period.  For securities with no stated maturity date, the review focuses on securities that were impaired by 20% or more at the end of the period or had been impaired 10% or more continuously for six months or longer as of the end of the period.  The Company also analyzes the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates.  Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment.  Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited condensed consolidated financial statements.

The Company evaluated investment securities with fair values less than amortized cost at September 30, 2009 and determined that it was not necessary to record any OTTI losses in the three month period then ended.  For the nine month period ended September 30, 2009, the Company recognized OTTI losses of $0.3 million related to its investment in preferred stock issued by Fannie Mae and Freddie Mac. For the three month and nine month periods ended September 30, 2008, the Company recognized OTTI losses of $8.3 million and $10.2 million, respectively, related primarily to its investment in preferred stock issued by Fannie Mae and Freddie Mac.  For the three month period ended September 30, 2008, the Company recognized OTTI losses of $3.2 million related to its investment in equity indexed securities exchange-traded funds.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of September 30, 2009 and approximately $5.4 million of indirect exposure to sub-prime mortgages. As of September 30, 2009, the Company’s portfolio included $211.5 million of insured municipal bonds and $121.9 million of uninsured municipal bonds.

The following table provides a breakdown of ratings on the bonds in the Company’s municipal portfolio:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (1)	Underlying Ratings
	(in thousands)
AAA	$11,562	$11,562	$19,460	$31,022	$31,022
AA+	24,598	13,334	33,669	58,267	47,003
AA	47,985	21,048	23,508	71,493	44,556
AA-	47,329	44,322	14,083	61,412	58,405
A+	33,339	50,921	7,922	41,261	58,843
A	13,971	26,628	4,358	18,329	30,986
A-	8,171	17,985	525	8,696	18,510
BBB+	-	-	8,607	8,607	8,607
BBB-	-	1,155	-	-	1,155
BB-	-	-	1,276	1,276	1,276
Pre-refunded (2)	23,280	23,280	8,468	31,748	31,748
Not rated	1,316	1,316	-	1,316	1,316
Total	$211,551	$211,551	$121,876	$333,427	$333,427
__________

(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(2)	These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of September 30, 2009, the Company had no direct investments in any bond insurer and only one bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio. National Public Finance Guarantee Corporation (“National”) (formerly MBIA) insured $99.3 million of municipal bonds the Company owned at September 30, 2009. National’s ratings as of that date were Baa1 (developing outlook) by Moody’s and A (developing outlook) by Standard & Poor’s and the average underlying rating on those bonds was AA-/A+. The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available-for-sale at September  30, 2009, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$25,665	$26,001
Due after one year through five years	179,249	187,370
Due after five years through ten years	221,251	232,960
Due after ten years	20,766	22,120
Securities not due at a single maturity date	132,416	136,957
Total fixed income securities	$579,347	$605,408

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated amortized cost of investment securities available-for-sale deposited with various regulatory authorities at September 30, 2009 was $202.5 million.

4.	Premiums

Direct premiums written totaled $56.9 million and $60.9 million for the three month periods ended September 30, 2009 and 2008, respectively, and $204.4 million and $187.5 million for the nine month periods ended September 30, 2009 and 2008, respectively.

Premiums receivable consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Premiums receivable	$13,420	$16,864
Allowance for doubtful accounts	(522)	(490)
Premiums receivable, net of allowance	$12,898	$16,374

5.	Reinsurance

a.  Reinsurance Ceded

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

Effective October 1, 2009, the Company entered into new reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $500,000 of each loss occurrence.  The next $500,000 of losses per occurrence (in excess of the first $500,000 of losses per occurrence retained by the Company) are 50% reinsured. The new reinsurance program, which is effective through September 30, 2010, provides coverage up to $85.0 million per loss occurrence. The terms and structure of the new reinsurance program are similar to those of the program that expired on September 30, 2009, as more fully described in Note 8 to the consolidated financial statements in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

Effective January 1, 2009, the Company entered into a new  quota-share reinsurance agreement with a  nonaffiliated reinsurer wherein it cedes 100% of its residual market business assumed from the National Council on Compensation Insurance (the “NCCI”) for policy year 2009.

b.  Reinsurance Recoverables and Income Statement Effects

Balances affected by reinsurance transactions are reported gross of reinsurance in the accompanying unaudited condensed consolidated balance sheets. Reinsurance recoverables are comprised of the following amounts at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$30,562	$18,231
Reinsurance recoverables on paid losses	330	313
Total reinsurance recoverables	$30,892	$18,544

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of reinsurance were as follows for the three month and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Reinsurance assumed:
Written premiums	$1,862	$790	$5,201	$4,034
Earned premiums	2,071	1,282	5,176	5,181
Losses and loss adjustment expenses incurred	1,558	872	2,166	3,286
Commission expenses incurred	819	527	1,932	2,749

Reinsurance ceded:
Written premiums	$6,084	$4,454	$19,904	$10,926
Earned premiums	5,520	4,590	15,932	11,074
Losses and loss adjustment expenses incurred	3,110	4,827	13,836	7,324
Commissions earned	697	571	1,765	1,451

6.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$322,728	$263,708	$292,027	$250,085
Reinsurance recoverables	(28,032)	(15,534)	(18,231)	(14,034)
Net balance, beginning of year	294,696	248,174	273,796	236,051
Incurred related to:
Current period	40,783	44,239	116,729	122,660
Prior periods	1,433	(5,085)	4,689	(20,941)
Receivable under adverse development cover	−	−	574	−
Total incurred	42,216	39,154	121,992	101,719
Paid related to:
Current period	(15,588)	(14,504)	(31,558)	(31,048)
Prior periods	(17,242)	(12,725)	(59,574)	(46,623)
Total paid	(32,830)	(27,229)	(91,132)	(77,671)
Receivable under adverse development cover	−	−	(574)	−
Net balance, end of period	304,082	260,099	304,082	260,099
Reinsurance recoverable	30,562	19,557	30,562	19,557
Unpaid loss and loss adjustment expense	$334,644	$279,656	$334,644	$279,656

Loss and loss adjustment expenses are net of adjustments to prior years’ loss reserves.  In the three months ended September 30, 2009, the Company recorded $2.1 million of adverse development of prior years’ loss reserves and a reinsurance commutation of $0.7 million, compared with $5.1 million of favorable development in the same period in 2008.  In the nine months ended September 30, 2009, the Company recorded $5.4 million of adverse development of prior years’ loss reserves (which excludes the receivable under adverse development cover) and a reinsurance commutation of $0.7 million, compared with $20.9 million of favorable development in the same period in 2008.  Of the $2.1 million of adverse development in third quarter 2009, $2.4 related to accident year 2007, offset by $0.3 of favorable development in accident years 2003-2006. Approximately 10.5% of the 2007 accident year development related to the Company’s California book of business, 30.1% to state act business other than California and 59.4% to United States Longshore and Harbor Workers Compensation Act (“USL&H”) business.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of the reserve releases in 2008 related to the Company’s California book of business and reflected a continuation of lower than anticipated patterns of loss payments in prior accident years as a result of reform legislation enacted there primarily in 2003 and 2004.

7.	Contingencies

a.  SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of September 30, 2009, SBIC had a liability for guaranty fund and other assessments of $3.5 million and a guaranty fund receivable of $3.4 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

b.  The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

8.	Share-Based Payment Arrangements

At September 30, 2009, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2008.

As of September 30, 2009, options to purchase 371,968 shares of common stock were outstanding under the 2003 Plan, and no additional shares were reserved for issuance under the 2003 Plan. As of September 30, 2009, 940,020 shares of nonvested restricted stock and options to purchase 856,817 shares of common stock were outstanding under the 2005 Plan and 522,333 shares were reserved for issuance under the 2005 Plan.

a.  Stock Options

The fair values of stock options granted during the three month and nine month periods ended September 30, 2009 and 2008 were determined on the dates of grant using the Black-Scholes-Merton (“Black-Scholes”) option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (years)	6.3	6.3	6.3	6.3
Expected stock price volatility	35.6%	29.4%	34.0%	29.4%

Risk-free interest rate	2.86%	3.11%	2.31%	3.01%
Expected dividend yield	–	–	–	–

Estimated fair value per option	$4.07	$5.20	$3.73	$5.18

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,053,877	$11.55	6.7	$204
Granted	216,202	9.86	–	–
Forfeited	(28,043)	13.68	–	–
Exercised	(4,750)	6.54	–	–
Cancelled	(8,501)	17.13	–	–
Outstanding at September 30, 2009	1,228,785	11.18	6.5	293

Exercisable at September 30, 2009	805,575	10.28	5.3	920

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $11.42 on September 30, 2009.  Proceeds from the exercise of stock options during the quarter ended September 30, 2009 totaled approximately $31,000.

The following table presents additional information regarding options outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 6.54-9.90	499,800	5.5	$7.26	371,968	$6.54
10.50-12.54	323,394	6.4	10.63	239,807	10.63
13.93-15.96	192,391	8.4	14.65	60,095	14.80
17.16-18.68	213,200	7.1	18.08	133,705	18.01
	1,228,785	6.5	11.18	805,575	10.28

b. Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	799,722	$16.11
Granted	372,315	10.30
Vested	(179,625)	17.57
Forfeited	(52,392)	11.41
Outstanding at September 30, 2009	940,020	13.79

As of September 30, 2009, there was $6.6 million of total unrecognized compensation cost related to nonvested restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 23 months.

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

Index

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

Investment securities: The Company measures and reports its financial assets and liabilities, including investment securities, in accordance with the Fair Value Measurement and Disclosure Topic of the Codification.  The estimated fair values for available-for-sale securities are generally based on quoted market value prices for securities traded in the public marketplace. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note  3.

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

•
Level 2– Valuations for assets and liabilities traded in less active dealer or broker markets.  Level 2 valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes government sponsored agency securities, corporate fixed-income securities, municipal bonds, mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities.

•
Level 3– Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of September 30, 2009, the Company had no Level 3 financial assets or financial liabilities.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the September 30, 2009 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed income securities:
U.S. Treasury securities	$17,225	$17,225	$–	$–
Government sponsored agency securities	31,503	–	31,503	–
Corporate securities	91,096	–	91,096	–
Tax-exempt municipal securities	328,627	–	328,627	–
Mortgage pass-through securities	79,020	–	79,020	–
Collateralized mortgage obligations	14,121	–	14,121	–
Asset-backed securities	43,816	–	43,816	–
Total fixed income securities	605,408	17,225	588,183	–
Equity securities	10,444	10,444	–	–
Total	$615,852	$27,669	$588,183	$–

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis.  Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly.  When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity.  As of September 30, 2009, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets.  Therefore, no adjustment for market inactivity or illiquidity was necessary.

The Company obtains fair value inputs for securities in its investment portfolio from independent, nationally recognized pricing services.  The Company obtains one price per instrument from these pricing services.  The pricing services utilize multidimensional pricing models that vary by asset class and incorporate relevant inputs such as available trade, bid and quote market data for identical or similar instruments, model-based valuation techniques for which significant assumptions were observable and other market information to arrive at a fair value price for each security.  This process takes into consideration the relevance of observable inputs based on factors such as the level of trading activity and the volume and currency of available prices and includes appropriate adjustments for nonperformance and liquidity risks. The Company did not obtain any broker quotes as part of the portfolio valuation process at September 30, 2009.  When broker quotes are obtained, they are usually non-binding.

The Company also seeks input from independent portfolio managers and financial advisors engaged by the Company to assist in the management and oversight of its investment portfolio.  The Company and an independent portfolio manager engaged by the Company review such amounts for reasonableness in relation to the following considerations, among others: recent trades of a particular security; the Company’s independent observations of recent developments affecting the economy in general and certain issuers in particular; and fair values from other sources, such as statements from the Company’s custodial banks.  When other evidence indicates a fair value that is significantly different from that provided by an independent pricing service, the Company may challenge the fair value and request further validation and support from the independent pricing service, which may result in a revised fair value from the independent pricing service.  If the Company has independent evidence indicating that a security’s fair value is significantly different from the final value provided by an independent pricing service, it may adjust the fair value accordingly.  The Company did not adjust any of the September 30, 2009 values it obtained from independent pricing services and used those values in developing the fair value measurements in the Company’s unaudited condensed consolidated financial statements as of September 30, 2009.

The Company may be required, from time to time, to measure certain other financial assets, such as goodwill, fixed assets and other long-lived assets, at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets. None of these assets have been measured to fair value during 2009.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Subsequent Events

Management has evaluated subsequent events from September 30, 2009 to November 9, 2009, the date which our financial statements have been issued and were available to be issued, and has concluded there were no subsequent events to be reported during this period.  Subsequent events that may occur after November 9, 2009 have not been evaluated in the financial statements as of September 30, 2009.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in Item  1 of Part  I of this quarterly report. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form  10-K for the year ended December  31, 2008 filed with the SEC on March 16, 2009.

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

•	our dependency on a concentrated geographic market;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	potential downgrades in our rating or changes in rating agency policies or practices;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	unexpected issues relating to claims or coverage and changes in legal theories of liability under our insurance policies;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in financial and capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our executive officers or other key personnel;

•	our inability to raise capital in the future;

•	our status as an insurance holding company with no direct operations;

•	our reliance on independent insurance brokers;

•	increased assessments or other surcharges by states in which we write policies;

Index

•	our potential exposure to losses if Lumbermens Mutual Casualty Company (“LMC”) were to be placed into receivership;

•	the effects of acquisitions that we may undertake;

•	failure of our customers to pay additional premium under our retrospectively rated policies;

•	the effects of acts of terrorism or war;

•	cyclical changes in the insurance industry;

•	changes in accounting policies or practices;

•	changes in general economic conditions, including inflation and other factors;

•	a prolonged severe downturn, or continuing recession or sustained loss of consumer confidence; and

•	significant declines in interest rates on our investment securities for a sustained period of time, deterioration of the underlying issuers’ credit or declines in the stock market.

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

SeaBright Insurance Holdings, Inc. (“SIH”) was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of acquiring from LMC and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of the Eagle Insurance Companies (“Eagle”) (the “Acquisition”). Eagle began writing specialty workers’ compensation insurance policies in the mid-1980’s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the renewal nature of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts.

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

Index

To minimize our exposure to any past business underwritten by KEIC, we entered into an adverse development cover agreement in connection with the Acquisition. Under the terms of this agreement, we and LMC are required to indemnify each other with respect to the development of KEIC’s insurance liabilities as they existed at the date of the Acquisition. Accordingly, if KEIC’s insurance liabilities increase, LMC must indemnify us in the amount of the increase. If KEIC’s insurance liabilities decrease, we must share with LMC the positive development of those reserves. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition in the amount of $1.6 million as collateral for LMC’s potential future obligations to us under the adverse development cover. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. The amount on deposit in the trust account was approximately $3.8 million at September 30, 2009 and $2.8 million at December 31, 2008. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owing by LMC to us.

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

Index

We earn our direct premiums written from our maritime, alternative dispute resolution (“ADR”) and state act customers. We also earn a small portion of our direct premiums written from employers who participate in the Washington State United States Longshore and Harbor Workers Compensation Act (“USL&H”) Assigned Risk Plan (the “Washington USL&H Assigned Risk Plan”). We immediately cede 100% of those premiums, net of our expenses, and 100% of the losses in connection with that business back to the Washington USL&H Assigned Risk Plan. References to direct premiums written generally exclude premiums from the Washington USL&H Assigned Risk Plan because such business is not indicative of our core business or material to our results of operations.  Effective January 1, 2009, we entered into a new quota share reinsurance agreement with a non-affiliated reinsurer where we cede 100% of our assumed premiums related to our National Council on Compensation Insurance (“NCCI”) book of business. This reinsurance policy is effective for policy year 2009.

Net Investment Income and Realized Gains and Losses on Investments

We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expense) in cash, cash equivalents, fixed income securities and, to a lesser degree, in equity securities. Our investment income includes interest earned on our invested assets. Realized gains and losses on invested assets are reported separately from net investment income. We earn realized gains when invested assets are sold for an amount greater than their amortized cost in the case of fixed maturity securities and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their carrying value. Other-than-temporarily impaired (“OTTI”) losses are reported separately on the statements of operations and are broken out between those losses with an income statement impact and those with an impact to accumulated other comprehensive income on the balance sheet.

Other Income

Other income is derived primarily from the operations of our wholly owned subsidiary companies, including PointSure Insurance Services, Inc. (“PointSure”), (including Black/White and Associates, Inc.,  Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc., referred to collectively as “BWNV”, its wholly owned subsidiaries), our wholesale broker and third party administrator, and Total HealthCare Management (“THM”), a provider of medical bill review, utilization review, nurse case management and related services.

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

Underwriting, Acquisition and Insurance Expenses

In our insurance subsidiary, we refer to the expenses that we incur to underwrite risks as underwriting, acquisition and insurance expenses. Underwriting expenses consist of commission expenses, premium taxes and fees and other underwriting expenses incurred in writing and maintaining our business. We pay commission expense in our insurance subsidiary to brokers for the premiums that they produce for us. We pay state and local taxes based on premiums; licenses and fees; assessments; and contributions to workers’ compensation security funds. Other underwriting expenses consist of general administrative expenses such as salaries and employee benefits, rent and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Certain of these costs that vary with and are primarily related to the acquisition of insurance contracts (“deferred acquisition costs”) are initially deferred and amortized over the typical policy term of 12 months. Therefore, with respect to deferred acquisition costs, there are timing differences between when the costs are incurred or paid and when the related expense is recognized in our unaudited condensed consolidated statements of operations.

Index

Interest Expense

We incur interest expense on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR rate two London banking days prior to the interest payment period plus 400 basis points.  The interest rate at September 30, 2009 was 4.4%.

Results of Operations

Three Months and Nine Months Ended September 30, 2009 and 2008

Gross Premiums Written.  Gross premiums written consists of direct premiums written and premiums assumed from the NCCI residual markets.  The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended September 30, 2009 totaled $58.7 million, a decrease of $3.0 million, or 4.9%, from $61.7 million of gross premiums written in the same period of 2008.  Gross premiums written for the nine months ended September 30, 2009 totaled $209.6 million, an increase of $18.1 million, or 9.5%, over $191.5 million of gross premiums written in the same period of 2008.  Much of the increase in gross premiums written resulted from premium growth related to our “program” book of business. Program business, which includes alternative markets and small maritime programs, contributed $22.9 million or 126.5% of the total gross premium increase for the nine months ended September 30, 2009. The increase in program business was offset by a net $4.8 million decrease in our core product lines.  Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan, the total number of customers we serviced increased from over 1,000 at September 30, 2008 to over 1,400 at September 30, 2009. Approximately 23% of the customer increase related to our “core” book of business and approximately 77% of the increase related to our program business. By design, our program business will have a larger number of customers with a smaller average premium size than our core book of business. Total in-force payrolls, one of the factors used in determining premium charges, increased 14.5% from $6.2 billion at September 30, 2008 to $7.1 billion at September 30, 2009. California continues to be our largest market, accounting for approximately $119.5 million, or 39.9%, of our in-force premiums at September 30, 2009. This represents an increase of $9.9 million, or 9.0%, from approximately $109.6 million of in-force premiums in California, or 39.7%, of in-force premiums, at September 30, 2008.

The following is a summary of our top five markets based on direct premiums written:

	Nine Months Ended September 30,
	2009		2008
	Direct Premiums Written	%	Direct Premiums Written	%
	($ in thousands)
California	$84,496	41.1%	$74,454	39.2%
Louisiana	18,278	8.9	14,938	7.9
Illinois	17,697	8.6	14,954	7.9
Texas	13,349	6.5	13,628	7.2
Alaska	11,626	5.7	12,576	6.6
Total	$145,446	70.8%	$130,550	68.8%

Premiums assumed from the NCCI residual markets for the three months and nine months ended September 30, 2009 increased $1.1 million, or 137.5% to $1.9 million from $0.8 million for the same period in 2008.  For the nine months ended September 30, 2009, premiums assumed from the NCCI residual markets increased by $1.2 million, or 30.0% to $5.2 million compared to $4.0 million during the same period in 2008.

We experienced significant reductions in our California premium rates from 2003 to 2008. In 2007, in response to continued reductions in California workers’ compensation claim costs, we filed with the California Insurance Commissioner our new rates reflecting an average reduction of 14.2% from prior rates for new and renewal insurance policies written in California on or after July 1, 2007. This action was the eighth California rate reduction we had filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On August 15, 2008, the Workers’ Compensation Insurance Rating Bureau of California (the “WCIRB”) submitted a filing with the California Insurance Commissioner recommending a 16.0% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2009. The filing was based on a review of loss and loss adjustment experience through March 31, 2008. In response to this recommendation, on October 24, 2008, the California Insurance Commissioner approved a 5.0% increase in advisory pure premium rates, effective January 1, 2009. With the California Department of Insurance approval, we adopted this 5.0% increase effective January 1, 2009.

Index

On March 27, 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 24.4% increase in advisory pure premium rates on new and renewal policies effective on or after July 1, 2009. On April 23, 2009, the WCIRB amended its filing to reduce the proposed rate increase to 23.7%. A public hearing on the proposed rate increase was held on April 28, 2009. Following the hearing, the California Insurance Commissioner issued a press release in which he urged the WCIRB to withdraw the portion of its requested rate increase related to recent decisions by the Workers’ Compensation Appeals Board (estimated to be approximately 6%) until the judicial process related to these decisions has concluded. A second hearing on medical treatment costs was held on June 8, 2009. On July 8, 2009, the California Insurance Commissioner announced his rejection of any increase in advisory pure premium rates.  Rating decisions made by the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt, approved or disapproved rates. After completing an internal study of our California loss costs, on June 23, 2009, we filed with the California Department of Insurance revised rates for new and renewal workers' compensation insurance policies written in the state of California on or after August 1, 2009. The new rates reflected an average increase of 10.6% from prior rates and were in response to increased projected medical costs and recent decisions by the Workers' Compensation Appeals Board.  On July 7, 2009, the California Department of Insurance approved our filing for the rate increase. We are unable to predict the impact that  the  rate increase  adopted by us in California might have on our future financial position and results of operations. If other insurers do not adopt similar rate increases, this rate increase may have a negative effect on our ability to compete in California. On August 18, 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 22.8% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2010. A public hearing on the proposed rate increase was held on October 6, 2009. The California Insurance Commissioner is expected to announce his decision regarding the proposed rate increase by mid-November 2009.

Rate reductions have also been adopted in other states in which we operate. For example, in Alaska we adopted rate decreases of 7.6% and 10.9% effective January 1, 2009 and 2008, respectively. In Louisiana, we adopted commissioner-approved rate decreases of 17.4% (pending approval) and 8.6% effective May 1, 2009 and 2008, respectively. In Hawaii, we adopted rate decreases of 5.8% and 19.3% effective February 1, 2009 and 2008, respectively. In Texas, we adopted rate decreases of 10.0% and 7.7% effective May 1, 2009 and January 1, 2008, respectively. In Florida, we adopted rate decreases of 18.6% and 18.4% effective January 1, 2009 and 2008, respectively. We have adopted rate increases of 2.5%, 3.5% and 4.0% in Illinois effective April 1, 2009 and January 1, 2009 and 2008, respectively. In Arizona we adopted rate increases of 7.9% and 4.1% effective October 1, 2008 and January 1, 2008, respectively.

Net Premiums Written.  Net premiums written totaled $52.7 million for the three months ended September 30, 2009 compared to $57.2 million in the same period in 2008, representing a decrease of $4.5 million, or 7.9%. For the nine months ended September 30, 2009, net premiums written totaled $189.7 million, an increase of $9.1 million, or 5.0%, from $180.6 million in the same period of 2008. The decrease in net premiums written for the three months ended September 30, 2009 was primarily attributable to an increase in ceded premiums due to the addition of a new reinsurance treaty under which we cede off the residual market business, beginning with policy year 2009, that we are obligated to assume from the NCCI. The increase in net premiums written for the nine months ended September 30, 2009 was primarily attributable to the increase in gross written premiums, offset in part by $9.0 million in premiums ceded related to the increased ceding rate of the 2008 reinsurance contracts due primarily to an increase in limits at the lower and upper ends of the program, as well as the addition of a new reinsurance treaty related to the residual market business.

Net Premiums Earned.  Net premiums earned totaled $64.4 million for the three months ended September 30, 2009 compared to $68.7 million for the same period in 2008, representing a decrease of $4.3 million, or 6.2%. For the nine months ended September 30, 2009, net premiums earned totaled $182.5 million, an increase of $1.4 million, or 0.8%, from $181.1 million in the same period of 2008.  We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned decreased $4.2 million, or 5.8%, to $67.9 million for the three months ended September 30, 2009 from $72.1 million for the same period in 2008 due to the decrease in gross premiums written discussed above as well as reductions in reported payrolls driven mainly by the effects of the current economic recession. Our direct premiums earned for the nine months ended September 30, 2009 increased $6.2 million, or 3.3%, to $193.2 million from $187.0 million for the same period in 2008.  Premiums earned in the three month and nine month periods of 2009 were also reduced by net adjustments of $2.5 million and $3.5 million, respectively, on retrospectively rated policies due to favorable loss results on those policies.

Index

The following is a summary of our top five markets based on direct premiums earned:

	Nine Months Ended September 30,
	2009		2008
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$77,192	40.0%	$74,791	40.0%
Louisiana	19,493	10.1	16,331	8.7
Illinois	16,357	8.5	19,228	10.3
Alaska	11,897	6.2	12,309	6.6
Texas	11,315	5.9	10,940	5.9
Total	$136,254	70.7%	$133,599	71.5%

Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the three months ended September 30, 2009 totaled $5.5 million compared to $4.6 million for the same period in 2008, representing an increase of $0.9 million, or 19.6%.  Ceded premiums earned for the nine months ended September 30, 2009 totaled $15.9 million compared to $11.1 million for the same period in 2008, representing an increase of $4.8 million, or 43.2%.  An increase in ceded premiums earned is a decrease to our overall net premiums earned. Included in net premiums earned for the nine months ended September 30, 2009 is an increase in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Effective January 2009, we cede 100% of NCCI assumed business for policy year 2009, which totaled $1.5 million and $3.1 million for the three months and nine months ended September 30, 2009, respectively.

Net Investment Income.  Net investment income was $5.9 million for the three months ended September 30, 2009 compared to $5.6 million for the same period in 2008, representing an increase of $0.3 million, or 5.7%.  Net investment income was $17.2 million for the nine months ended September 30, 2009 compared to $16.9 million for the same period in 2008, representing an increase of $0.3 million, or 2.0%.  Average invested assets for the three months ended September 30, 2009 increased $82.4 million, or 15.4%, from $534.6 million in 2008 to $617.0 million in 2009.  For the nine months ended September 30, 2009 average invested assets increased $75.1 million, or 14.4%, from $522.1 million in 2008 to $597.2 million in 2009.  Our yield on average invested assets for the three months ended September 30, 2009 was approximately 3.8% compared to approximately 4.2% for the same period in 2008.  For the nine months ended September 30, 2009, our yield on average invested assets was 3.8% compared to approximately 4.3% for the same period in 2008.

Other-Than-Temporary Impairment Losses.  Other-than-temporary impairment losses totaled $0.0 and $0.3 million for the three month and nine month periods ended September 30, 2009, respectively, compared to $11.5 million and $13.4 million for the same periods in 2008.  The majority of impairment losses in both years related to our investments in preferred stock issued by Fannie Mae and Freddie Mac.  In July 2009, we liquidated our holdings of these stocks at a slight realized gain of $6,000 after considering the lowered cost basis resulting from the 2008 and 2009 impairment losses.

Service Income.  Service income totaled $0.3 million for the three months ended September 30, 2009 compared to no service income for the same period in 2008. For the nine months ended September 30, 2009, service income remained flat at $0.9 million from the same period of 2008. Our service income results primarily from service arrangements we have with LMC and other companies for claims processing, policy administration, and administrative services that we perform for them.

Other Income.  Other income totaled $2.0 million for the three months ended September 30, 2009 compared to $2.8 million for the same period in 2008, representing a decrease of $0.8 million, or 29.6%. For the nine months ended September 30, 2009, other income totaled $6.3 million, flat when compared to the same period of 2008.  Other income is derived primarily from the operations of PointSure (including BWNV), our wholesale broker and third party administrator, and THM, our provider of medical bill review, utilization review, nurse case management and related services.

Index

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $42.2 million for the three months ended September 30, 2009 compared to $39.2 million for the same period in 2008, representing an increase of $3.0 million, or 7.8%.  For the nine months ended September 30, 2009, loss and loss adjustment expenses totaled $122.0 million, compared to $101.7 million for the same period in 2008, representing an increase of $20.3 million, or 19.9%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended September 30, 2009 was 65.1% compared to 57.1% for the same period in 2008.  Our net loss ratio for the nine months ended September 30, 2009 was 66.4% compared to 55.8% for the same period in 2008.  The increase in our net loss ratio for the three months ended September 30, 2009 is primarily attributable to $5.1 million in favorable loss development in the three months ended September 30, 2008 compared to $2.1 million of unfavorable loss development (related to accident years 2003 through 2007) in the three months ended September 30, 2009.  The increase in our net loss ratio for the nine months ended September 30, 2009 was primarily the result of $20.9 million in favorable loss development in the nine months ended September 30, 2008 compared to $5.9 million of unfavorable loss development in the nine months ended September 30, 2009. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI.

As discussed under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses – Actuarial Loss Reserve Estimation Methods” in this Item 2, we use an expected loss ratio (“ELR”) method to establish the loss reserves for the current accident year.   Once the accident year is complete and begins to age, the ELR method is blended with the actual paid and incurred losses to determine the revised estimated ultimate losses for the accident year.

Accident year 2009 is incomplete, as only nine months of the year have been earned as of September 30, 2009.  An expected loss ratio was established for each jurisdiction and type of loss (indemnity, medical, ALAE).  The expected loss ratio was multiplied by the booked accident year earned premium to produce the ultimate loss to date.  The expected loss ratio selections are reviewed quarterly with each internal IBNR study.  Given the short experience period for the current accident year, the expected loss ratios are usually maintained at least through the first 12 months of the accident year and revised as the underlying data matures.  There were no changes to the expected loss ratio selections for accident year 2009 when compared to June 30, 2009 results.

While there was some movement in the calculated ultimate values related to accident year 2008, it was not significant and, as a result, the ultimate loss estimates did not change from the June 30, 2009 estimates.  Due to the relative immaturity of accident year 2008 (age 21 months as of September 30, 2009), and the longer tail nature of the workers compensation line of business, the actual results for this accident year are still subject to volatility.  This volatility could still result in changes to the ultimate loss estimates, upward or downward, in the future periods.

For accident year 2007, the ultimate loss estimates at September 30, 2009 were higher when compared to June 30, 2009.  The development in the ultimate loss selections can be attributed to indemnity and medical loss development results in certain states, both in our State Act and Longshore & Maritime business.  With each quarterly IBNR study, we monitor actual versus expected loss development closely, along with claim severity and frequency changes.  The combination of these results warranted increases totaling $2.4 million to our indemnity and medical ultimate loss estimates.  Due to the relative immaturity of accident year 2007 (age 33 months as of September 30, 2009), and the longer tail nature of the workers compensation line of business, the actual results for this accident year are still subject to volatility.  This volatility could still result in changes to the ultimate loss estimates, upward or downward, in the future periods.

For accident years 2006 and prior, the ultimate loss estimates at September 30, 2009 were slightly lower when compared to June 30, 2009 and resulted in a net decrease of our net ultimate loss estimates of $0.3 million for the quarter ended September 30, 2009.  This was due primarily to an increase in the salvage and subrogation ultimate estimate for accident year 2006.  The change is supported by a large recovery in the quarter for this accident year.  An increase to ultimate salvage and subrogation estimate results in a reduction in net ultimate loss liability.  There was limited movement in the estimated ultimate losses for other prior accident years.

As discussed under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses – Impact of Changes in Key Assumptions on Reserve Volatility” in this Item 2, our loss reserve estimates rely heavily on historical reserving and loss payment patterns referred to as loss development.   To the extent that the actual paid and incurred losses vary from the historical loss development patterns underlying the ultimate loss estimates, we will experience  changes in reserves, either upward or downward, in future periods.   The loss reserve estimates for prior years are changed when the available information indicates a reasonable likelihood that the ultimate losses will vary from the prior estimates.

Index

There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We are beginning to experience rate increases in California and other states, following multiple rate decreases over several years. We have established loss reserves at September 30, 2009 that are based upon our current best estimate of loss costs, taking into consideration the recent paid loss claim data, incurred loss trends and the uncertainty regarding the permanence of recent legislative reforms. For further information regarding our loss and loss adjustment expenses, including amounts paid and unpaid, see the discussion under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Item 2 of Part I of this quarterly report.

As of September 30, 2009, we had recorded a receivable of approximately $3.6 million for loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At September 30, 2009, we had access to approximately $3.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $18.2 million for the three months ended September 30, 2009, compared to $17.4 million for the same period in 2008, representing an increase of $0.8 million, or 4.6%.  For the nine months ended September 30, 2009, underwriting expenses totaled $54.0 million, an increase of $3.3 million, or 6.6%, from $50.7 million in the same period of 2008.  Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended September 30, 2009 was 28.1%, compared to 25.1% for the same period in 2008.  For the nine months ended September 30, 2009, our net underwriting expense ratio was 29.5%, compared to 27.9% in the same period of 2008. The increase in the expense ratio for the three month and  nine month periods ended September 30, 2009 was primarily the result of increased staffing costs and other premium production related expenses as we invest in the geographic expansion and development of our business, and lower-than-expected earned premiums when compared to the increase in gross premiums written, primarily as a result of the impact of the continuing economic recession on covered payrolls, and adjustments related to retrospectively rated policies.

Underwriting expenses for the nine months ended September 30, 2009 include a non-recurring net reduction of $0.7 million in our accruals to reflect a periodic true-up of rates for taxes, licenses and fees by the states in which we operate. Backing those amounts out, our expense ratio for the nine months ended September 30, 2009 would have been approximately 29.2%.  Included in underwriting expenses for the nine months ended September 30, 2008 were non-recurring or uncharacteristically high charges totaling approximately $1.9 million or approximately 1.0 point of the underwriting expense ratio. These charges included $1.0 million related to the accelerated vesting of stock options and restricted stock held by Joseph De Vita, our former CFO, at the time of his passing and approximately $0.9 million of recruitment costs that were higher than our typical run rate.
`
Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $140,000 for the three months ended September 30, 2009, compared to $205,000 for the same period in 2008, representing a decrease of $65,000, or 31.7%. Interest expense for the nine months ended September 30, 2009 totaled $466,000, compared to $666,000 for the same period in 2008, representing a decrease of $200,000, or 30.0%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR rate plus 400 basis points, decreased from 6.8% at September 30, 2008 to 4.4% at September 30, 2009.

Other Expenses. Other expenses totaled $3.5 million for the three months ended September 30, 2009, compared to $2.8 million for same period in 2008, representing an increase of $0.7 million, or 26.4%.  For the nine months ended September 30, 2009, other expenses totaled $10.4 million, an increase of $3.2 million, or 46.5%, from $7.1 million in the same period of 2008. Other expenses result primarily from the operations of PointSure (including BWNV, which PointSure acquired in July 2008), which continued to experience direct costs associated with the expansion of insurance products they offer, and THM, which accounted for approximately $3.4 million and $9.7 million of expenses for the three months and nine months ended September 30, 2009, respectively, compared to $2.5 million and $6.5 million for the same periods in 2008.

Index

Income Tax Expense. The effective tax rate for the three months ended September 30, 2009 was 25.0%, compared to 69.8% for the same period in 2008.  For the nine months ended September 30, 2009 our effective tax rate was 25.2% compared to 38.8% in the same period of 2008. Our effective tax rate for the period ended September 30, 2009 was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At September 30, 2009, approximately 52.9% of our investment portfolio was invested in tax-exempt municipal bonds, compared to approximately 55.3% at September 30, 2008.  Our effective tax rates for the three and nine months periods ended September 30, 2008 were higher than the statutory tax rate of 35.0% primarily as a result of a valuation allowance established against our deferred tax asset.  The valuation allowance was necessary primarily as a result of OTTI losses that we incurred in the second and third quarters of 2008 and, to a lesser degree, incurred losses and capital loss carry forwards.

Net Income.  Net income was $6.7 million for the three months ended September 30, 2009, compared to $1.8 million for the same period in 2008, representing an increase of $4.9 million, or 272.2%.  Net income for the nine months ended September 30, 2009 totaled $15.0 million, a decrease of $4.1 million, or 21.5%, from $19.1 million in the same period of 2008.  The increase in net income for the three months ended September 30, 2009 was primarily a result of $11.5 million of OTTI losses in the three months ended September 30, 2008 offset by an increase in loss and loss adjustment expenses in the three months ended September 30, 2009.  The decrease in net income for the nine months ended September 30, 2009 was primarily a result of higher loss and loss adjustment expenses and higher other underwriting expenses in the current period offset by $13.4 million of OTTI losses in the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary uses of funds are to pay claims and operating expenses and to purchase investments.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of September 30, 2009 had an effective duration of 4.68 years with individual maturities extending out to 30 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

At September 30, 2009, approximately 98.3% of our investment portfolio consisted of investment grade fixed income securities with fair values subject to fluctuations in interest rates and other factors such as credit. The remainder of our investment portfolio consisted of investments in equity securities, which consist of investments in exchange-traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. Our investment policy allows for investment in domestic and international equities of up to 4.0% and 1.0%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

We had no direct sub-prime mortgage exposure in our investment portfolio as of September 30, 2009 and approximately $5.4 million of indirect exposure to sub-prime mortgages. As of September 30, 2009, our portfolio included $211.5 million of insured municipal bonds and $121.9 million of uninsured municipal bonds.

Index

The following table provides a breakdown of ratings on the bonds in our municipal portfolio as of September 30, 2009:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (1)	Underlying Ratings
	(in thousands)
AAA	$11,562	$11,562	$19,460	$31,022	$31,022
AA+	24,598	13,334	33,669	58,267	47,003
AA	47,985	21,048	23,508	71,493	44,556
AA-	47,329	44,322	14,083	61,412	58,405
A+	33,339	50,921	7,922	41,261	58,843
A	13,971	26,628	4,358	18,329	30,986
A-	8,171	17,985	525	8,696	18,510
BBB+	-	-	8,607	8,607	8,607
BBB	-	1,155	-	-	1,155
BB-	-	-	1,276	1,276	1,276
Pre-refunded (2)	23,280	23,280	8,468	31,748	31,748
Not rated	1,316	1,316	-	1,316	1,316
Total	$211,551	$211,551	$121,876	$333,427	$333,427
__________

(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(2)	These bonds have been refunded by depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of September 30, 2009, we had no direct investments in any bond insurer and only one bond insurer insured more than 10% of the municipal bond investments in our portfolio. National Public Finance Guarantee Corporation (“National”) (formerly MBIA) insured $99.3 million of municipal bonds we owned at September 30, 2009. National’s ratings as of that date were Baa1 (developing outlook) by Moody’s and A (developing outlook) by Standard & Poor’s and the average underlying rating on those bonds was AA-/A+. We do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2008 and as renewed on October 1, 2009, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess of $0.75 million, up to $85.0 million, subject to various deductibles and exclusions as more fully described in the reinsurance agreements. Given industry and predecessor trends, we believe that we are sufficiently capitalized to cover our retained losses.

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

Our unaudited condensed consolidated net cash provided by operating activities for the nine months ended September 30, 2009 was $60.5 million, compared to our cash flow from operations of $48.1 million for the same period in 2008. The increase is mainly attributable to a decrease in paid losses and an increase in premium collections, partially offset by a decrease in reinsurance recovered.

Index

We used net cash of $58.9 million for investing activities in the nine months ended September 30, 2009, compared to $52.0 million for the same period in 2008 primarily driven by higher net investment purchase activity (purchases, net of sales and maturities) partially offset by a reduction in purchases of property and equipment.

For the nine months ended September 30, 2009, financing activities used a total of $0.4 million due to the surrender of stock to cover tax withholding obligations associated with the vesting of restricted stock, compared to $1.1 million of cash provided in the same period in 2008 in connection with the exercise of stock options and grant of restricted stock.

Contractual Obligations and Commitments

The following table identifies our contractual obligations by payment due period as of September 30, 2009:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long term debt obligations:
Surplus notes	$12,000	$-	$-	$-	$12,000
Loss and loss adjustment expenses	334,644	110,432	144,232	30,787	49,193
Operating lease obligations	18,051	2,898	6,119	5,041	3,993
Total	$364,695	$113,330	$150,351	$35,828	$65,186

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of September 30, 2009 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in this Part I, Item 2 of this quarterly report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Index

Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of September 30, 2009 and December 31, 2008. The workers’ compensation line of business comprises over 98% of our total loss reserves as of both dates.

	As of September 30, 2009			As of December 31, 2008
Line of Business	Case	IBNR	Total	Case	IBNR	Total
			(in thousands)
Workers’ Compensation	$160,804	$167,810	$328,614	$131,814	$155,909	$287,723
Ocean Marine	553	5,205	5,758	1,041	3,251	4,292
General Liability	–	272	272	–	12	12
Total	$161,357	$173,287	$334,644	$132,855	$159,172	$292,027

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

•
At September 30, 2009, approximately $128.7 million, or 46.1%, of our direct loss reserves were related to business written in California.  Over the last several years, three significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February, 2002; AB 227 and SB 228 were enacted in September, 2003; and SB 899 was enacted in April, 2004.  This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves.  All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers.  In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2009 were 63.4% lower than the pure premium rates in effect as of July 1, 2003.  More recent data has indicated the need for an increase in rates in California.  SeaBright filed for a 10.6% rate increase to be effective August 1, 2009 which was approved by the California Insurance Department.

Index

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

Index

In February of 2009 the California Workers’ Compensation Appeals Board rendered an en banc decision on a series of cases, commonly referred to as Almarez, Guzman and Ogilvie, that could have a material impact by increasing the value of permanent disability awards.  The en banc decision led to considerable comment and debate in the Workers’ Compensation community. Given this, the Appeals Board subsequently granted a petition for reconsideration on the subject cases, allowing interested parties until May 1, 2009 to provide input via an amicus curiae brief.   In September of 2009, the Appeals Board reaffirmed most aspects of its prior work, with some clarifications to its February decision.  While its decision is considered final, several aspects are likely to still be determined by case law and through appeal.  However, it could take two to three years before review by higher courts is complete.

Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of September 30, 2009, accident year 2004 was 69 months developed, accident year 2005 was 57 months developed, accident year 2006 was 45 months developed, accident year 2007 was 33 months developed, and accident year 2008 was 21 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

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

Our business is also affected by federal laws including the USL&H Act, which is administered by the Department of Labor, and the Merchant Marine Act of 1920, or Jones Act. The USL&H Act contains various provisions affecting our business, including the nature of the liability of employers of longshoremen, the rate of compensation to an injured longshoreman, the selection of physicians, compensation for disability and death and the filing of claims. We refer to the business covered under the USL&H Act and the Jones Act as USL&H business.

Index

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

Index

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

Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves.  However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data. Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have five complete accident years that were developed 69 months, 57 months, 45 months, 33 months and 21 months (2004, 2005, 2006, 2007 and 2008, respectively) at September 30, 2009.   At September 30, 2009, the analysis for accident years 2003 through 2008 utilizes a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods, in addition to the paid and incurred loss development methods.    For  accident years 2003 through 2008, the actuarial analysis did show some movement, both upward and downward, when compared to the prior actuarial estimates at June 30, 2009.   For accident years 2003 through 2006, the movement was minimal and resulted in a net decrease of our net ultimate loss estimates of $0.3 million for the quarter ended September 30, 2009.

Index

For accident year 2007, there was unfavorable development in the gross losses for California State Act which resulted in an increase of our net ultimate loss estimates of $0.3 million.   For non-California State Act, there was unfavorable development in the gross losses for accident year 2007 which resulted in an increase of our net ultimate loss estimates of $0.7 million.   For USL&H, there was unfavorable development in the gross losses for accident year 2007 which resulted in an increase of our ultimate loss estimates of $1.4 million.  For California State Act and USL&H, we placed more reliance on the most recent data points in our loss development selections than in the prior quarter.   As with the prior quarter, we did not completely rely on the most recent data points in our loss development selections.   We believe that our loss development factor selections are appropriate given the maturity level of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminish, the full impact of the actual loss development will be factored into our assumptions and selections.

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

As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $6.7 million, or 2.0%, as of September 30, 2009. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $16.7 million on a pre-tax basis, or 5.0%, as of September 30, 2009. Under these assumptions, the inadequacy of approximately $16.7 million represents approximately 4.6% of total stockholders’ equity at September 30, 2009. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

Index

In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $334.7 million as of September 30, 2009 to be 5.0% inadequate, we would experience a pre-tax reduction in future earnings of approximately $16.7 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency, after tax effects, would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. As of September 30, 2009 and December 31, 2008, we had no reserve for uncollectible reinsurance recoverables. We assessed the collectability of our period-end receivables and believe that all amounts are collectible based on currently available information. As of September 30, 2009, nine of the top ten companies from which we had reinsurance amounts recoverable had A.M. Best ratings of “A–” or higher. The tenth company is not rated by A.M. Best.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off all or a portion of deferred policy acquisition costs. To date, we have not needed to write-off all or a portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, our deferred acquisition costs as of September 30, 2009 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

Index

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires management to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, the consideration of operating versus capital items, projected future taxable income and the effect of tax planning strategies. If actual results differ from management’s estimates and assumptions, we may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. The establishment of a valuation allowance could have a significant impact on our financial position and results of operations in the period in which it is deemed necessary. As of September 30, 2009, no valuation allowance was recorded.  We established a valuation allowance of approximately  $2.0 million at December 31, 2008 (of which $976,000 was recorded in tax expense and $1.0 million was recorded in accumulated other comprehensive income) and reversed the $2.0 million allowance through accumulated other comprehensive income in 2009.

The Company applies a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of September 30, 2009 and December 31, 2008, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2006, 2007 and 2008.

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

We regularly review our investment portfolio for declines in value. In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. It is possible that we could recognize future impairment losses on some securities we owned at September 30, 2009 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

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

Index

Earned But Unbilled Premiums

Shortly following the expiration of an insurance policy, we perform a final payroll audit of each insured party to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 month period, applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors and to fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between ($611,000) and $182,000 in 2008 and between zero and $1.2 million in 2007. The balance of our accrual for premiums earned but unbilled was $(497,000) and ($611,000) at September 30, 2009 and December 31, 2008, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs.  Retrospectively rated policies accounted for approximately 6.8% and 15.0% of direct premiums written in the three month periods ended September 30, 2009 and 2008, respectively, and 7.5% and 13.9% of direct premiums written in the nine month periods then ended, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”).  SFAS 168 further identifies the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change existing U.S. GAAP authoritative literature in place as of July 1, 2009.    SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted SFAS 168 as of September 30, 2009 which did not have a material effect on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009.  We adopted the provisions of FSP FAS 115-2/124-2 in the quarter ended June 30, 2009.  There were no impairments previously recognized on debt securities we owned at December  31, 2008 and therefore, there was no cumulative effect adjustment to retained earnings and other comprehensive income (loss) as a result of adopting this standard.  There were no impairments recognized on debt securities in the three and nine months ended September 30, 2009 and therefore, the adoption of FSP FAS 115-2/124-2 had no effect on our consolidated financial condition or results of operations.

Index

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009. We adopted FSP FAS 157-4 in the quarter ended June 30, 2009, which did not have a material effect on our consolidated financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009.  Because  FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements related to the fair value of financial instruments, adoption of FSP 107-1 and APB 28-1 did not affect our consolidated financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In 2008 and 2009, a series of crises occurred in the U.S. financial and capital markets, as well as in housing and global credit markets. These conditions accelerated into a global economic recession, as evidenced by declining consumer confidence, lower consumer spending, bankruptcies and significant job losses. The declining economic conditions worsened over the last half of 2008 and have continued into 2009. During this period, equity and debt markets experienced major declines in market prices on a worldwide basis, as evidenced in small part by the $13.4 million of OTTI losses that we recorded in the nine months ended September 30, 2008. However, the equity and debt markets began to show improvement in mid-2009. For example, the net unrealized gain on our investment portfolio increased from $1.4 million at March 31, 2009 to $25.2 million at September 31, 2009. The disruptions in the financial markets in 2008 and 2009 have resulted in a lack of liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads.

Our unaudited condensed consolidated balance sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks, including credit and interest rate risks. Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. In 2008 and 2009, conditions in the public debt and equity markets declined significantly, resulting in exceptional volatility in debt and equity prices. In the nine months ended September 30, 2008, we recognized, on a pre-tax basis, approximately $13.4 million of other-than-temporary impairment charges related primarily to our investments in exchange-traded funds and government-sponsored-entity preferred stock. In the nine months ended September 30, 2009 we recognized, on a pre-tax basis, approximately $0.3 million of other-than-temporary impairment charges related to our investments in government-sponsored-entity preferred stock.  The impact of actions taken recently by governmental bodies in response to the current economic crisis is difficult to predict, particularly over the short term, and we cannot predict the timing or magnitude of a recovery. The fair value of our investment portfolio remains subject to considerable volatility, particularly over the short term. The following sections address the significant market risks associated with our business activities.

Index

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

Interest Rate Risk

We had fixed-income investments with a fair value of $605.4 million at September 30, 2009 that are subject to interest rate risk, compared with $522.3 million at December 31, 2008. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes our interest rate risk as of September 30, 2009 and December 31, 2008. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of September 30, 2009 and December 31, 2008. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity.

Interest Rate Risk as of September 30, 2009

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(51,058)	$554,350	(8.4)%
100 basis point increase	(25,152)	580,256	(4.2)%
No change	–	605,408	–
100 basis point decrease	24,399	629,807	4.0%
200 basis point decrease	48,045	653,453	7.9%

Interest Rate Risk as of December 31, 2008

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(39,352)	$482,937	(7.5)%
100 basis point increase	(19,662)	502,627	(3.8)%
No change	–	522,289	–
100 basis point decrease	19,635	541,924	3.8%
200 basis point decrease	39,243	561,532	7.5%

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

Index

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

During the quarter ended September 30, 2009, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009, or in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 10, 2009.

Item 6.     Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: November 9, 2009

	By:	/s/ John G. Pasqualetto

John G. Pasqualetto
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ M. Philip Romney

M. Philip Romney
Vice President – Finance, Principal Accounting
Officer and Assistant Secretary
(Chief Accounting Officer)

Index

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated herein by reference. Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1	Employment Agreement with M. Philip Romney, dated November 3, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 6, 2009)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)