Form 10-K
period 2009-12-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2010-03-16
CIK 1267201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2009 as reported by the New York Stock Exchange, was $208,894,165.

The number of shares of the registrant’s common stock outstanding as of March 12, 2010 was 21,722,481.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the SeaBright Insurance Holdings, Inc. definitive Proxy Statement for its 2010 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009 are incorporated by reference in Part III of this Form 10-K.

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

Overview

We are a specialty provider of multi-jurisdictional workers’ compensation insurance and, on a limited basis, general liability insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 49 states and the District of Columbia to write workers’ compensation and other lines of insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures, and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. In 2008, we began providing general liability insurance on a limited basis and only in conjunction with workers’ compensation insurance we provide for major construction projects written under a controlled insurance program (commonly known as “wrap-up” programs). At December 31, 2009, we had three general liability insurance policies in force with estimated annual premium of $1.2 million. Since our general liability insurance business is small, the majority of discussion in this annual report on Form 10-K focuses on our workers’ compensation line of business.

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

SeaBright Insurance Holdings, Inc. was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of acquiring from Lumbermens Mutual Casualty Company (“LMC”) and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company, which we collectively refer to as Eagle or the Eagle Entities (the “Acquisition”). Eagle began writing specialty workers’ compensation insurance in the mid-1980’s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the customer renewal rates of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts. These renewal rights were valued at the date of the Acquisition.

Introduction to Insurance Terms

Throughout this annual report, we refer to certain terms that are commonly used in the insurance industry. The following terms when used herein have the following meanings:

Accident year or accident year losses	The year in which an accident or loss occurred, regardless of when the accident was reported or when the related loss amount was recognized in our financial statements. Losses grouped by accident year are referred to as accident year losses.
Assume	To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.
Assumed premiums written	Premiums that we have received from an authorized state-mandated pool in connection with our involuntary assumption of a portion of the insurance written by the pool.
Cede	To transfer to an assuming company, or reinsurer, all or a portion of a risk in consideration of payment of a premium.
Ceded premiums written	The portion of our gross premiums written that is ceded to reinsurers in return for the portion of our risk that they reinsure. Also included in ceded premiums written are premiums related to policies that we write on behalf of the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”). We immediately cede 100% of direct premiums written related to this business, net of our expenses, and 100% of the associated losses back to the Washington USL&H Plan.
Commutation	The termination of obligation between the parties to an agreement.
Development	The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Favorable or unfavorable development of loss reserves is reflected in our Consolidated Statement of Operations in the period in which the change is made.
Direct loss reserves	Loss reserves related to business written directly by us, as opposed to loss reserves related to business that is assumed or ceded by us.
Direct premiums written	All premiums, billed and unbilled, written by us during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portions of premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining terms of the policies.

Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.
Gross premiums written	The sum of direct premiums written and assumed premiums written during a specified period.
Incurred but not reported claims	Claims relating to insured events that have occurred but have not yet been reported to us.
In-force premiums	The current annual gross premiums written on all active or unexpired policies, excluding premiums received from the Washington USL&H Plan.
Loss adjustment expenses	The expenses of investigating, administering and settling claims, including legal expenses.
Loss reserves	The liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.
Net combined ratio	The sum of the net loss ratio and the net underwriting expense ratio.
Net loss ratio	A key financial measure that we use in monitoring our profitability. Calculated by dividing loss and loss adjustment expenses for the period less claims service income by premiums earned for the period.
Net premiums written	Equal to gross premiums written minus ceded premiums written.
Net underwriting expense ratio	A key profitability measure. Calculated by dividing underwriting, acquisition and insurance expenses for the period less other service income by premiums earned for the period.
Reinsurance	A contract by which one insurer transfers all or part of a risk to another insurer in exchange for all or part of the premium paid by the insured.
Retention	The amount of losses from a single occurrence or event which is paid by the company prior to the attachment of excess of loss reinsurance.
Retrospectively-rated policy	A policy containing a provision for determining the insurance premium for a specified policy period on the basis of the loss experience for the same period.
Treaty	A reinsurance contract.

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

Our History

On July 14, 2003, SeaBright entered into a purchase agreement with Kemper Employers Group, Inc. (“KEG”), LMC and the Eagle Entities. Pursuant to the purchase agreement, we acquired 100% of the issued and outstanding capital stock of Kemper Employers Insurance Company (“KEIC”) and PointSure Insurance Services, Inc. (“PointSure”), a wholesale insurance broker and third party claims administrator, and acquired tangible assets, specified contracts, renewal rights and intellectual property rights from LMC and the Eagle Entities. We acquired KEIC, a shell company with no in-force policies or employees, solely for the purpose of acquiring its workers’ compensation licenses in 43 states and the District of Columbia and for its certification with the United States Department of Labor. SeaBright paid approximately $6.5 million for KEIC’s insurance licenses, Eagle’s renewal rights, internally developed software and other assets and PointSure and approximately $9.2 million for KEIC’s statutory surplus and capital, for a total purchase price of $15.7 million. In September 2004 we paid to LMC a purchase price adjustment in the amount of $771,116 based on the terms of the purchase agreement.

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

On December 17, 2007, we completed the acquisition of Total HealthCare Management, Inc. (“THM”), a privately held California provider of medical bill review, utilization review, nurse case management and related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million was scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieves certain revenue objectives in 2008, 2009 and 2010. Based on THM’s performance in 2008 and 2009, the first two installments have not been paid at this time. However, such amount may be paid later if warranted by THM’s future performance. Goodwill recognized in connection with this acquisition totaled approximately $1.4 million. Following the acquisition, THM became a wholly owned subsidiary of SeaBright.

In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction was a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. The Company recorded goodwill of approximately $0.5 million in connection with this acquisition. Following the acquisition, BWNV became a wholly owned subsidiary of PointSure. The stock purchase agreement provided for a contingent purchase price to be paid by (or refunded to) the Company approximately 13 months following the closing date, depending on whether BWNV revenue in the 12 months following closing exceeded (or was less than) the base revenue assumed at the time of the closing. The Company paid approximately $159,000 as additional purchase consideration upon completion of the contingency period in 2009.

Corporate Structure

Our corporate structure was as follows at December 31, 2009:

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

Services Arrangements

In connection with the Acquisition, we entered into services agreements with LMC and certain of its affiliates that require us to provide certain service functions to the Eagle Entities in exchange for fee income. The services that we are required to provide to the Eagle Entities under these agreements include administrative services, such as underwriting services, billing and collections services, safety services and accounting services, and claims services, including claims administration, claims investigation and loss adjustment and settlement services. For the years ended December 31, 2009, 2008 and 2007, we received approximately $0.3 million, $0.3 million, and $0.9 million, respectively, in service fee income from LMC and its affiliates under these services arrangements.

At the time of the Acquisition, we entered into a service agreement with Broadspire Services, Inc. (“Broadspire”), a third-party claims administrator and former subsidiary of LMC, pursuant to which Broadspire provided us with claims services for the claims that we acquired from KEIC in connection with the Acquisition. In 2008, we terminated our arrangement with Broadspire and assumed responsibility for administering these claims.

Issues Relating to a Potential LMC Receivership

LMC and its affiliates had traditionally offered a wide array of personal, risk management and commercial property and casualty insurance products. However, due to the distressed financial situation of LMC and its affiliates, LMC is no longer writing new business and is now operating under a voluntary run-off plan which has been approved by the Illinois Department of Insurance. “Run-off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run-off plan, LMC has instituted aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders.

In the event that LMC is placed into receivership, a receiver may seek to recover certain payments made by LMC to us in connection with the Acquisition under applicable voidable preference and fraudulent transfer laws. However, we believe that there are factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver of LMC, including the fact that we believe LMC and KEIC were solvent at the time of the Acquisition and that the Acquisition was negotiated at arms length and for fair value, the fact that the Director of the Illinois Department of Insurance approved the Acquisition notwithstanding LMC’s financial condition and the fact that a substantial period of time has elapsed since the date of the Acquisition.

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

Competitive Strengths

We believe we enjoy the following competitive strengths:

•	Niche Product Offering. Our specialized workers’ compensation insurance products in maritime, alternative dispute resolution (“ADR”) and selected state act markets enable us to address the needs of underserved markets. Our management team and staff have extensive experience serving the specific and complex needs of these customers.

•	Specialized Underwriting Expertise. We identify individual risks with complex workers’ compensation needs, such as multi-jurisdictional coverage, and negotiate customized coverage plans to meet those needs. Our underwriting professionals average approximately 22 years of insurance industry experience.

•	Focus on Larger Accounts. We target a relatively small number of larger, more safety-conscious employers (businesses with 50 to 400 employees) within our niche markets. We had over 1,500 customers, with an average estimated annual premium size of approximately $198,000 at December 31, 2009 compared to approximately $248,000 at December 31, 2008, a reflection of our continued geographic diversification , lower premium rates in many jurisdictions and the introduction of our Alternative Markets and Small Maritime Program products. We believe this focus, together with our specialized underwriting expertise, increases the profitability of our book of business primarily because the more extensive loss history of larger customers enables us to better predict future losses, allowing us to price our policies more accurately. Our focus on larger accounts also enables us to provide individualized attention to our customers, which we believe leads to higher satisfaction and long-term loyalty.

•	Proactive Loss Control and Claims Management. We consult with employers on workplace safety, accident and illness prevention and safety awareness training. We also offer employers medical and disability management tools that help injured employees return to work more quickly. These tools include access to a national network of physicians, case management nurses and a national discount pharmacy benefit program. Our strong focus on proven claims management practices helps minimize attorney involvement and to expedite the settlement of valid claims. In addition, our branch office network affords us extensive local knowledge of claims and legal environments, further enhancing our ability to achieve favorable results on claims. As of December 31, 2009, approximately 98% of our total time loss claims were handled in-house as opposed to being handled by third-party administrators. Our claims managers and claims examiners are highly experienced, with an average of over 18 years in the workers’ compensation insurance industry.

•	Experienced Management Team. The members of our senior management team, consisting of John G. Pasqualetto, Richard J. Gergasko, Scott H. Maw, Richard W. Seelinger, Marc B. Miller, M.D., D. Drue Wax Esq., and Jeffrey C. Wanamaker, average over 22 years of insurance industry experience, and over 19 years of workers’ compensation insurance experience.

•	Strong Distribution Network. We market our products through independent brokers and through PointSure. This two-tiered distribution system provides us with flexibility in originating premiums and managing our commission expense. PointSure, including BWNV, produced approximately 17.2% of our direct premiums written and 17.6% of our customers in the year ended December 31, 2009. We are highly selective in establishing relationships with independent brokers. As of December 31, 2009, we had appointed 234 independent brokers to represent our products. In addition, we negotiate commissions for the placement of all risks that we underwrite, either through independent brokers or through PointSure. For the year ended December 31, 2009, our ratio of net commission expense to net premiums earned was 8.3% including business assumed from the National Council on Compensation Insurance, Inc., or NCCI, residual market pool.

Strategy

We pursue profitable growth and favorable returns on equity through the following strategies:

•	Geographic Location. We believe our experience with maritime coverage issues in the states in which we operate can be readily applied to other areas of the country that we do not currently serve. Nine states have enabling legislation for collectively bargained ADR that is similar to the ADR legislation in California. In 2008, we expanded our business by writing policies in several more of the approved states in which we are licensed to do business.

•	Expand Business in Target Markets. We wrote approximately 43.3% of our direct premiums in California, 9.1% in Louisiana and 8.0% in Illinois for the year ended December 31, 2009. Alaska and

Texas accounted for 6.2% and 5.6%, respectively, of our direct premiums written in 2009. Proceeds from our initial public offering in January 2005, the follow-on offering in February 2006 and cash provided by operations have provided us with the necessary capital to enable us to increase the amount of insurance business that we are able to write in these and other markets. We believe that our product offerings, combined with our specialized underwriting expertise and niche market focus, have positioned us to increase our market share in our target markets.

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

•	Increase Distribution and Leverage Key Relationships. We are focusing our marketing efforts on developing relationships with brokers that have expertise in our product offerings. We also seek strategic partnerships with unions and union employers to increase acceptance of our ADR product in new markets.

•	Effectively Manage Overall Medical Claims Cost. With the help of our chief medical officer, we are working within medical provider networks to expand our own network of physicians that we believe will consistently produce the best outcome for injured workers and permit them to return to work more quickly. We believe this strategy enhances our profitability over time by reducing our overall claims cost.

•	Focus on Profitability. We continue our focus on underwriting discipline and profitability by selecting risks prudently, by pricing our products appropriately and by focusing on larger accounts in our target markets.

•	Continue to Develop Scalable Technology. Our in-house technology department has developed effective and customized analytical tools that we believe significantly enhance our ability to write profitable business and administer claims in a cost-effective manner. In addition, these tools allow for seamless connectivity with our branch offices. We intend to continue making investments in advanced and reliable technological infrastructure.

Customers

We currently provide workers’ compensation insurance to the following types of customers:

•	Maritime employers with complex coverage needs over land, shore and navigable waters. This involves underwriting liability exposures subject to various state and federal statutes and applicable maritime common law. Our customers in this market are engaged primarily in ship building and repair, pier and marine construction, stevedoring, offshore oil and gas development and exploration.

•	Employers, particularly in the construction industry in California, who are party to collectively bargained workers’ compensation agreements that provide for settlement of claims out of court in a negotiated process.

•	Employers who are obligated to pay insurance benefits specifically under state workers’ compensation laws. We primarily target employers in states that we believe are underserved, such as the construction market in California, Illinois and Louisiana, and the states of Texas, Alaska, Florida and Hawaii.

State Act Customers

We provide workers’ compensation insurance to employers who are obligated to pay benefits to employees under state workers’ compensation laws. Approximately 73.2% of our state act business is written in Alaska, California, Illinois, Louisiana, and Texas. We provide coverage under state statutes that prescribe the benefits that employers are required to provide to their employees who may be injured in the course of their employment. Our policies are issued to employers. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits, medical benefits and hospital expenses. The benefits payable and the duration of these benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. We are one of a few insurance carriers that have a local claim office in Alaska and Hawaii and, as such, we do not need to rely on third party administrators in these two markets.

For the year ended December 31, 2009, we received approximately $178.6 million, or 62.4%, of our direct premiums written from state act customers. We define a state act customer as a customer whose state act exposure arises only under state workers’ compensation laws and is not a maritime customer or an ADR customer.

Maritime Customers

Providing workers’ compensation insurance to maritime customers with multi-jurisdictional liability exposures was the core of the business of Eagle Pacific Insurance Company, which began writing specialty workers’ compensation insurance over 24 years ago, and remains a key component of our business today. We are authorized by the U.S. Department of Labor to write maritime coverage under the USL&H Act in all federal districts, and believe, based primarily on the experience of our management team, that we are highly qualified underwriters in this niche in the United States. The USL&H Act is a federal law that provides benefits to any person engaged in maritime employment, including longshoreman or others engaged in long shoring operations and any harbor workers including shipbuilders, ship repairers and ship breakers. The employee’s injury or death must occur upon navigable waters of the United States, including any adjoining pier, wharf, dry dock, terminal, building way, marine railway or other adjoining area customarily used by an employer in loading, unloading, repairing, dismantling or building a vessel.

One of the coverage extensions that we provide under the USL&H Act is for exposures under the Outer Continental Shelf Lands Act (“OCSLA”). OCSLA is a federal workers’ compensation act that provides access to federal benefits to those offshore workers whose duties include research, exploration, development and extraction of natural resources from fixed platforms attached to the seabed of the Outer Continental Shelf.

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

For the year ended December 31, 2009, we received approximately $65.6 million, or 22.9%, of our direct premiums written from our maritime customers. We define a maritime customer as a customer whose total workers’ compensation exposure consists of at least 10% of maritime exposure. When we use the term maritime exposure in this annual report, we refer to exposure under the USL&H Act and its extensions, including the OCSLA; the Jones Act; or both. Not all of the gross premiums written from our maritime customers are for maritime exposures. For the year ended December 31, 2009, approximately 14.7% of our direct premiums written for maritime customers were for maritime exposures. Our experience writing maritime coverage attracts maritime customers for whom we can also write state act and ADR coverage.

Employers Party to Collectively Bargained Workers’ Compensation Agreements

We also provide workers’ compensation coverage for employers, particularly in the construction industry in California, that are party to collectively bargained workers’ compensation agreements with trade unions, also known as ADR programs. These programs use informal arbitration instead of litigation to resolve disputes out of court in a negotiated process. ADR insurance programs in California were made possible by legislation passed in 1993 and expanded by legislation passed in 2003. In 2003, these ADR programs became available to all unionized employees in California, where previously they were available only to unionized employees in the construction industry. We are recognized by 18 labor/management programs as authorized to provide coverage for employers that are party to collectively bargained workers’ compensation agreements with trade unions. We are aware of 11 states, including California, Florida and Hawaii, that have enabling legislation allowing for the creation of ADR collectively bargained workers’ compensation insurance programs. Last year, SeaBright played an active role in gaining enabling legislation in the state of Nevada.

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

ADR programs have had many positive effects on the California workers’ compensation process. For example, a 2009 study conducted by the California Workers’ Compensation Institute revealed that attorney involvement decreased by 35% for claims handled under ADR programs as opposed to claims handled under California’s statutory workers’ compensation system. We are one of the few insurance companies that offer this product in the markets that we serve.

For the year ended December 31, 2009, we received approximately $40.6 million, or 14.2%, of our direct premiums written from customers who participate in ADR programs. We define an ADR customer as any customer who pays us a premium for providing the customer with insurance coverage in connection with an ADR program. Not all of the gross premiums written from our ADR customers are for ADR exposures. Our experience writing ADR coverage attracts ADR customers for whom we can also write state act and maritime coverage. For the year ended December 31, 2009, approximately 9.5% of our direct premiums written for ADR customers were for ADR exposures. We believe we are a leading provider of the ADR product. As awareness of this product by unions and employers increases over time, we expect to have substantial opportunities for growth in states that have passed enabling legislation.

Customer Concentration

As of December 31, 2009, our largest customer had annual gross premiums written of approximately $4.3 million, or 1.4% of our total in-force premiums as of December 31, 2009. We are not dependent on any single customer, the loss of whom would have a material adverse effect on our business. As of December 31, 2009, we had in-force premiums of $304.5 million. In-force premiums refers to our current annual gross premiums written for all customers that have active or unexpired policies, excluding premiums received from the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”), and represents premiums from our total customer base. Our three largest customers have combined annual gross premiums written of $10.6 million, or 3.5% of our total in-force premiums as of December 31, 2009. We do not expect the size of our largest customers to increase significantly over time. Accordingly, as we grow in the future, we believe our largest customers will account for a decreasing percentage of our total gross premiums written.

Distribution

We distribute our products primarily through independent brokers we have identified as having well-established maritime or construction expertise. As of December 31, 2009, we had a network of approximately 234 appointed insurance brokers. For the year ended December 31, 2009, no broker, excluding PointSure, accounted for more than 6.8% of our direct premiums written. We do not employ sales representatives and make limited use of third-party managing general agents in marketing our coverage to “alternative markets” customers (employers within homogenous classes, such as agriculture and health care). Our managing general agents do not have authority to underwrite or bind coverage.

The licensed insurance brokers with whom we contract are compensated by a commission set as a percentage of premiums. Our standard broker agreement does not contain a commission schedule because all commissions are specifically negotiated as part of our underwriting process. Our ratio of net commissions to net premiums earned for the year ended December 31, 2009 was 8.3%. For the year ended December 31, 2009, the accounts for 135 of our customers, constituting 9.1% of our direct premiums written for that period, were written with no commissions paid by us. Brokers do not have authority to underwrite or bind coverage on our behalf, and they are contractually bound by our broker agreement.

We also distribute our products through PointSure, our licensed in-house wholesale insurance broker and third-party administrator. PointSure is a wholly-owned subsidiary of SeaBright. PointSure had approximately 2,702 sub-producer agreements as of December 31, 2009 compared to 2,108 as of December 31, 2008, representing an increase of 28.2%. PointSure is authorized to act as an insurance broker under corporate licenses or licenses held by one of its officers in 50 states and the District of Columbia. In addition to enhancing distribution for SeaBright Insurance Company, PointSure provides SeaBright Insurance Company with a cost-effective source of business. It provides the flexibility needed to avoid the costly and time consuming process of appointing brokers directly in both existing and new territories. For the year ended December 31, 2009, excluding premiums for the Washington USL&H Plan, PointSure’s direct premiums written with SeaBright Insurance Company were $49.3 million compared to $42.5 million in 2008 and $43.5 million in 2007.

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

The following table provides the geographic distribution of our risks insured as represented by direct premiums written by product for the year ended December 31, 2009, excluding premiums written under the Washington USL&H Plan which are ceded 100% back to the plan.

	Direct Premiums Written In Year Ended December 31, 2009
		Alternative
		Dispute		General		Percent of
State	Maritime	Resolution	State Act	Liability	Total	Total
			(Dollars in thousands)

Alabama	$479	$—	$2,307	$—	$2,786	*
Alaska	2,964	9	14,737	—	17,710	6.3%
Arizona	(7)	559	7,791	—	8,343	3.0%
Arkansas	18	17	429	—	464	*
California	9,341	33,953	80,562	—	123,856	43.9%
Colorado	37	(90)	862	—	809	*
Connecticut	109	(47)	1,110	—	1,172	*
Delaware	44	—	1,091	—	1,135	*
District of Columbia	—	117	213	—	330	*
Florida	5,882	2,881	3,124	—	11,887	4.2%
Georgia	620	19	922	—	1,561	*
Hawaii	1,255	1,154	4,558	—	6,967	2.5%
Idaho	85	(4)	24	—	105	*
Illinois	180	239	22,592	—	23,011	8.1%
Indiana	(44)	—	184	—	140	*
Iowa	35	1	302	—	338	*
Kansas	1	(19)	518	—	500	*
Kentucky	170	—	127	—	297	*
Louisiana	20,835	36	5,272	—	26,143	9.3%
Maine	12	—	6	—	18	*
Maryland	125	83	984	—	1,192	*
Massachusetts	34	(6)	624	—	652	*
Michigan	174	54	28	—	256	*
Minnesota	77	569	113	—	759	*
Mississippi	1,375	10	471	—	1,856	*
Missouri	464	(37)	449	—	876	*
Montana	197	(123)	199	—	273	*
Nebraska	—	6	94	—	100	*
Nevada	11	327	2,285	—	2,623	*
New Hampshire	—	—	38	—	38	*
New Jersey	1,107	(22)	4,029	—	5,114	1.8%
New Mexico	14	(51)	2,080	—	2,043	*
New York	131	—	807	—	938	*
North Carolina	198	282	1,877	—	2,357	*
Ohio	13	—	4	—	17	*
Oklahoma	62	4	687	—	753	*
Oregon	798	(26)	323	—	1,095	*
Pennsylvania	510	—	5,913	586	7,009	2.5%
Rhode Island	13	(7)	101	—	107	*
South Carolina	693	—	838	—	1,531	*
South Dakota	—	—	7	—	7	*
Tennessee	172	11	1,214	—	1,397	*
Texas	7,702	132	7,546	652	16,032	5.7%
Utah	28	506	110	—	644	*
Vermont	14	—	1	—	15	*
Virginia	390	15	835	—	1,240	*
Washington	5,704	—	(2)	—	5,702	2.0%
West Virginia	—	—	30	—	30	*
Wisconsin	—	7	186	—	193	*

Totals	$62,022	$40,559	$178,602	$1,238	$282,421

Percent of Total	22.0%	14.4%	63.2%	0.4%	100.0%

*	Represents less than 1% of total

Underwriting

We underwrite business on a guaranteed-cost basis. We also underwrite dividend and loss sensitive plans that make use of retrospective-rating plans and deductible plans. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although the premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated term payroll at the time the policy is issued and the final audited payroll of the customer after the policy expires. Dividend plans allow a policyholder to earn a cash dividend if its individual loss experience is lower than predetermined levels established at the inception of the policy. Policyholder dividends are payable only if declared by the Board of Directors of SeaBright Insurance Company. Loss sensitive plans, on the other hand, provide for a variable premium rate for the policy term. The variable premium is based on the customer’s actual loss experience for claims occurring during the policy period, subject to a minimum and maximum premium. The final premium for the policy may not be known for five to seven years or longer after the expiration of the policy because the premium is recalculated at 12-month intervals beginning six months following expiration of the policy to reflect development on reported claims. Our loss sensitive plans allow our customers to choose to actively manage their insurance premium costs by sharing risk with us. For the year ended December 31, 2009 approximately 83.4% of our direct premiums written came from customers on guaranteed cost plans, 1.8% from customers on dividend plans and the remaining 14.8% from customers on loss sensitive plans.

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

Chicago, Illinois; Needham, Massachusetts; and Baton Rouge, Louisiana. As of December 31, 2009, we had a total of 89 employees in our underwriting department, consisting of 32 underwriting professionals and 57 support-level staff members. Our underwriting professionals average approximately 22 years of insurance industry experience. We use audits and “authority letters” to help ensure the quality of our underwriting decisions. Our authority letters set forth the underwriting authority for each individual underwriting staff member based on their level of experience and demonstrated knowledge of the product and market. We also maintain a table of underwriting authority controls in our custom-built quote and issue system that is designed to alert underwriters of pricing and coverage conflicts that are outside their granted underwriting authority. These controls compare the underwriter’s authority for premium size, commission level, pricing deviation, plan design and coverage jurisdiction to the terms that are being proposed for the specific policyholder. Proposals that are outside an underwriter’s authority require appropriate review and approval from our senior underwriting personnel, allowing our senior underwriting personnel to mentor and manage the individual performance of our underwriters and to monitor the selection of new accounts.

Loss Control

We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Our loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to effectively promote a safe workplace. Our loss control staff has extensive experience developed from years of servicing the maritime and construction industries. Our loss control staff consists of 27 employees as of December 31, 2009, averaging 22 years of experience in the industry. We believe that this experience benefits us by allowing us to serve our customers more efficiently and effectively. Specifically, our loss control staff grades each prospective customer’s safety program elements and key loss control measures, supported with explanations in an internal report to the appropriate underwriter. Our loss control staff prepares risk improvement recommendations as applicable and provides a loss control opinion of risk with supporting comments. Our loss control staff also prepares a customized loss control service plan for each policyholder based upon identified servicing needs.

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

We have loss control staff located within, or in close proximity to, our offices in Anchorage, Alaska; Baton Rouge, Louisiana; Chicago, Illinois; Honolulu, Hawaii; Houston, Texas; Orange, California; Lake Mary, Florida; Radnor, Pennsylvania; Phoenix, Arizona; Concord, California; and Seattle, Washington. The majority of our loss control staff work from resident offices. A network of well-vetted independent consultants provides supplemental loss control service support throughout the country.

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

We monitor the overall price adequacy of all new and renewal policies using a weekly price monitoring report. Our rates upon renewal were steady in 2009, up approximately 0.02%, while down 9.4% in 2008 and 16.8% in 2007. The reductions in 2008 and prior were driven primarily by our California business, where rates have declined since 2004 as a result of reform legislation enacted primarily in 2003 and 2004. Following eight straight reductions, totaling 65.1%, in the advisory pure premium rates approved by the California Insurance Commissioner, in 2008, the California Insurance Commissioner approved a 5.0% rate increase effective January 1, 2009, which we adopted. The pure premium rates approved by the California Insurance Commissioner effective January 1, 2009 were 63.4% lower than the pure premium rates in effect as of July 1, 2003. More recent data has indicated the need for an increase in rates in California. The Workers’ Compensation Insurance Rating Bureau of California (the “WCIRB”) filed for rate changes on both July 1, 2009 and January 1, 2010 that were rejected by the California Insurance Commissioner. SeaBright filed for a 10.6% rate increase effective August 1, 2009 which was approved by the California Department of Insurance.

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

Having a highly-experienced claims staff with manageable work loads is integral to our business model. Our claims staff is experienced in the markets in which we compete. As of December 31, 2009, we had a total of 72 employees in our claims department, including 50 claim management and technical staff and 22 support-level staff members. Our claims managers and examiners average 19 years of experience in the insurance industry and over 18 years of experience with workers’ compensation coverage. In addition, our in-house claims examiners maintain manageable work loads so they can more fully investigate individual claims, with each claims examiner handling, on average, 116 time loss cases concurrently as of December 31, 2009. Our target time loss case load per claims examiner is 125; consequently, we currently have capacity to handle additional claim volume without making additions to our claims staff.

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

In those states where we do not have claims staff, we have made arrangements with local third party administrators to handle state act claims only. As of December 31, 2009, approximately 98% of our time loss claims were being handled in-house as opposed to being handled by third-party administrators. To help ensure the appropriate level of claims expertise, we allow only our own claims personnel to handle maritime claims, regardless of where the claim occurs.

Until July 2008, Broadspire Services, a third-party claims administrator, handled losses associated with a small run-off book of business acquired in the Acquisition. “Run-off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. In July 2008, we assumed the responsibility for servicing all remaining open claims. As of December 31, 2009, there were 49 open claims in the book of claims we acquired in the Acquisition, compared to 65 open claims at December 31, 2008. Outstanding loss reserves related to claims we assumed in the Acquisition totaled $2.8 million (gross) and $1.8 million (net of reinsurance) at December 31, 2009.

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

We consider the following factors to be especially important at this time because they increase the variability risk factors in our current loss reserves:

•	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

•	At December 31, 2009, approximately $135.8 million, or 44.9%, of our direct loss reserves were related to business written in California. The California workers compensation benefit system experienced significant reform activity in 2002 through 2004 which has resulted in uncertainty regarding the impact of the reforms on loss reserves. In addition, several of the reforms face ongoing challenges in the California court system.

We review the following significant components of loss reserves on a quarterly basis:

•	IBNR reserves for pure losses, which includes amounts for the medical and indemnity components of the workers’ compensation claim payments, net of subrogation recoveries and deductibles;

•	IBNR reserves for defense and cost containment expenses (“DCC”), also referred to as allocated loss adjustment expenses (“ALAE”), net of subrogation recoveries and deductibles;

•	reserve for adjusting and other expenses, also known as unallocated loss adjustment expense (“ULAE”); and

•	reserve for loss based assessments, also referred to as the “8F reserve” in reference to Section 8, Compensation for Disability, subsection (f), Injury increasing disability, of the USL&H Act.

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

Our actuarial analysis is done separately for the indemnity, medical and DCC components of the total loss reserves within each accident year. Prior to the December 31, 2009 report, the analysis evaluated three separate categories: State Act, California; State Act, excluding California; and USL&H claims. This structure was consistent with business concentration in our earlier history, namely USL&H and State Act in western states. This also recognized additional variation in California results due to extensive reform activity.

However, as we continue to grow and diversify geographically, it is important to reflect the continuing change in the business distribution for the purpose of evaluating loss reserves. Since much of workers’ compensation insurance is governed by state laws, each with its own set of benefit structures, the claim cost profile may vary significantly from state to state. Consequently, internal analysis has identified additional categories in which emerging company data shows distinctly different patterns.

Beginning December 31, 2009, the analysis is completed separately for the following five categories: State Act, California (California); State Act, Alaska and Hawaii (Alaska & Hawaii); State Act, Illinois (Illinois); State Act, all other states (All Other); and USL&H. The business is divided into these five categories for the determination of ultimate losses due to differences in the laws of these jurisdictions.

The Company’s analysis is done separately for the indemnity, medical and DCC components of the total loss reserves by accident year (AYR) within each of the categories described above. There are currently seven AYRs included in the analysis valued at the following ages as of December 31, 2009:

•	AYR 2003 — Valued at age 84 months

•	AYR 2004 — Valued at age 72 months

•	AYR 2005 — Valued at age 60 months

•	AYR 2006 — Valued at age 48 months

•	AYR 2007 — Valued at age 36 months

•	AYR 2008 — Valued at age 24 months

•	AYR 2009 — Valued at age 12 months

Gross ultimate loss (indemnity, medical and ALAE separately) for each category is estimated using the following actuarial methods:

•	paid loss (or ALAE) development;

•	incurred loss (or ALAE) development;

•	Bornhuetter-Ferguson method (“Bornhuetter-Ferguson”), a standard actuarial reserving methodology further described below, using ultimate premiums and paid loss (or ALAE); and

•	Bornhuetter-Ferguson using ultimate premiums and incurred loss (or ALAE).

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

ULAE reserves are estimated using a standard paid ULAE to paid loss approach applied to gross loss and ALAE reserves. At December 31, 2009, the selected paid ULAE to paid loss ratio was based on experience from calendar years 2006 through 2009.

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Beginning balance:
Unpaid loss and loss adjustment expense	$292,027	$250,085	$198,356
Reinsurance recoverables	(18,231)	(14,034)	(13,504)

Net balance, beginning of year	273,796	236,051	184,852

Incurred related to:
Current year	172,411	168,559	162,017
Prior years	(1,411)	(24,978)	(34,080)
Receivable under adverse development cover	1,169	(1,646)	248

Total incurred	172,169	141,935	128,185

Paid related to:
Current year	(43,570)	(42,253)	(35,480)
Prior years	(83,810)	(63,583)	(41,258)

Total paid	(127,380)	(105,836)	(76,738)

Receivable under adverse development cover	(1,169)	1,646	(248)

Net balance, end of year	317,416	273,796	236,051
Reinsurance recoverables	34,080	18,231	14,034

Unpaid loss and loss adjustment expense	$351,496	$292,027	$250,085

Our practices for determining loss reserves are designed to set amounts that in the aggregate are adequate to pay all claims at their ultimate settlement value. Our loss reserves are not discounted for interest or other factors. For a discussion of the development of our loss reserves, see the discussion under Note 9, “Unpaid Loss and Loss Adjustment Expenses” in Part II, Item 8 of this annual report.

The figures in the above table include the development of the KEIC loss reserves. See the discussion under the heading “Our History” in this Item 1. Prior to the Acquisition, KEIC had a limited operating history writing small business workers’ compensation policies in California and had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In an effort to minimize our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition, we entered into various protective arrangements in connection with the Acquisition, including the adverse development cover and the collateralized reinsurance trust. For a discussion of the development of KEIC’s loss reserves and related matters, see the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in this Item 1.

SeaBright Insurance Company Loss Reserves

SeaBright Insurance Company began writing insurance policies on October 1, 2003. Shown below is the loss development related to policies written from 2003 through 2009. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2004 it was estimated that $46.0 million would be sufficient to settle all claims not already settled that had occurred through that date, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, by December 31, 2009 (five years later) $29.0 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2004. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $40.2 million is the re-estimated gross loss reserve, including payments, as of December 31, 2009.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2009, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $5.7 million is the cumulative redundancy as of December 31, 2009.

Analysis of SeaBright Loss Reserve Development

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009
	(In thousands)

Gross liability as originally estimated:	$2,054	$45,981	$122,625	$180,929	$232,538	$275,942	$335,172
Gross cumulative payments as of:
One year later	609	11,693	25,691	39,744	62,308	82,925
Two years later	1,087	18,814	39,916	62,963	100,601
Three years later	1,574	23,329	49,616	79,574
Four years later	1,685	26,987	56,589
Five years later	1,803	29,045
Six years later	1,914
Gross liability re-estimated as of:
One year later	2,819	42,499	99,740	146,686	213,277	280,480
Two years later	3,453	36,428	85,850	140,161	209,395
Three years later	3,314	37,957	83,396	134,063
Four years later	3,354	41,030	83,389
Five years later	3,408	40,245
Six years later	3,333
Cumulative redundancy/(deficiency):	(1,279)	5,736	39,226	46,866	23,143	(4,538)

The $1.3 million of adverse development on 2003 reserves is due to the small base of claims and losses from the NCCI pool. The $4.5 million adverse development on 2008 reserves is primarily driven by a recognition of increased in severity in California and emerging loss data in Illinois, with some additional effect due to the increased severity in the USL&H losses. Aside from 2003 and 2008, we have experienced significant redundancies in our year-end reserves as a result of the uncertainty around claim cost reductions resulting from significant legislative reforms enacted in California, primarily in 2003 and 2004, and, to a lesser extent, in other states. In 2006, we reduced our direct loss reserves by $20.4 million, of which approximately $14.6 million related to accident year 2005 and approximately $5.8 million related to accident year 2004. In 2007, we reduced our direct loss reserves by $27.7 million, of which approximately $17.3 million related to accident year 2006 and approximately $11.6 million related to accident year 2005. In 2008, we reduced our direct loss reserves by $19.7 million, of which approximately $11.6 million related to accident year 2007, approximately $5.1 million related to accident year 2006, and approximately $3.0 million related to accident years 2005 and prior. In 2009, we increased our direct loss reserves by $14.4 million, of which approximately $8.8 million related to accident year 2008, approximately $5.0 million related to accident year 2007 and approximately $0.6 million related to accident years 2006 and prior. As noted above, the adverse development is primarily driven by a recognition of increased severity in our reserving segments. The $8.8 million increase in accident year 2008 was offset by redundancies recognized in our ULAE, loss based assessment and NCCI pool reserves, resulting in a smaller $4.5 million net reserve adverse development in the table above. For further discussion of the considerations and methodology relating to the estimation of our unpaid loss and loss adjustment expenses, see the related discussion under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in Part II, Item 7 of this annual report.

KEIC Loss Reserves

Shown below is the loss development from 2000 through 2009 related to KEIC policies written from 2000 through 2002. The last direct policy written by KEIC was effective in May 2002 and expired in May 2003. KEIC has claim activity in accident years 2000, 2001, 2002 and 2003. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2001, it was estimated that $14.5 million would be sufficient to settle all claims not already settled that had occurred prior to December 31, 2001, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, by December 31, 2009 (eight years later) $13.8 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2001. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, $17.8 million is the re-estimated gross loss reserve, including payments, as of December 31, 2009.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2009, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, with respect to the gross loss reserves of $14.5 million as of December 31, 2001, $3.4 million is the cumulative deficiency as of December 31, 2009.

Analysis of KEIC Loss Reserve Development

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
					(In thousands)

Gross liability as originally estimated:	$3,258	$14,458	$30,748	$27,677	$22,248	$17,497	$14,126	$13,261	$10,508	$7,818
Gross cumulative payments as of:
One year later	723	7,525	(4,130)	6,815	4,822	2,998	2,184	1,843	900
Two years later	2,070	4,443	2,283	11,637	7,820	5,182	4,027	2,743
Three years later	1,438	8,107	6,884	14,635	10,004	7,025	4,927
Four years later	1,792	10,312	9,651	16,819	11,847	7,925
Five years later	2,304	11,701	11,552	18,662	12,747
Six years later	2,584	12,646	13,314	19,562
Seven years later	2,712	13,408	14,134
Eight years later	2,858	13,840
Nine years later	2,901
Gross liability re-estimated as of:
One year later	3,013	19,562	23,374	29,063	23,319	17,124	15,445	12,351	8,718
Two years later	3,426	17,523	23,321	29,134	21,946	18,444	14,535	10,561
Three years later	3,329	18,138	23,739	28,761	23,266	17,533	12,745
Four years later	3,235	19,068	23,136	30,081	22,355	15,743
Five years later	3,394	18,465	24,237	29,170	20,565
Six years later	3,391	18,666	22,878	27,380
Seven years later	3,798	18,757	21,378
Eight years later	4,004	17,816
Nine years later	3,498
Cumulative redundancy/ (deficiency):	(240)	(3,358)	9,370	297	1,683	1,754	1,381	2,700	1,790

The acquired book of business related to KEIC had gross reserves of $7.8 million as of December 31, 2009. These reserves represent a potential liability to us if the protective arrangements that we have established prove to be inadequate. Our initial source of protection is our external reinsurance, which is described under the heading “Reinsurance” in this Item 1. The total reserves net of external reinsurance at December 31, 2009 were $4.1 million. The ceded reserves of $3.7 million as of December 31, 2009 are subject to collection from our external reinsurers. To the extent we are not able to collect on our reinsurance recoverables, these liabilities become our responsibility. See the discussion under the heading “Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report.

The net reserves as of December 31, 2009 of $4.1 million are subject to the various protective arrangements that we entered into in connection with the Acquisition. Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies with an average annual premium size of approximately $4,100 per customer. KEIC had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In light of the deteriorating financial condition of LMC and its affiliates, we entered into a number of protective arrangements in connection with the Acquisition for the purpose of minimizing our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations. The protective arrangements we established included a commutation agreement, an adverse development cover and a collateralized reinsurance trust.

Commutation Agreement.  Prior to the Acquisition, LMC and KEIC had entered into a reinsurance agreement requiring LMC to reinsure 80% of certain risks insured by KEIC in exchange for a premium paid to LMC. To help insulate us from the effects of a potential insolvency of LMC and the possibility that LMC may not continue to have the ability to make reinsurance payments to KEIC in the future, in connection with the Acquisition, KEIC entered into a commutation agreement with LMC to terminate the previously established reinsurance agreement. Under the commutation agreement, LMC paid us approximately $13.0 million in cash in exchange for being released from its obligations under the reinsurance agreement, and KEIC reassumed all of the risks previously reinsured by LMC.

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

As of December 31, 2009, we had recorded a receivable of approximately $3.0 million for adverse loss development under the adverse development cover since the date of the Acquisition. The balance in the trust account, including accumulated interest, totaled approximately $3.8 million at December 31, 2009. We continue to assess the reasonableness of reserves related to this business and believe that the trust balance at December 31, 2009 is adequate to cover LMC’s present liability to us for adverse development.

Due to the distressed financial condition of LMC and its affiliates, LMC is no longer writing new business and is now operating under a voluntary run-off plan which has been approved by the Illinois Department of Insurance. If LMC is placed into receivership, various of the protective arrangements, including the adverse development cover, the collateralized reinsurance trust and the commutation agreement, could be adversely affected. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Department of Insurance would have control of the assets of LMC. In addition, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover the $13.0 million payment made by LMC to us under the commutation agreement or the funds deposited by LMC into the collateralized reinsurance trust under applicable voidable preference or fraudulent transfer laws. See “Risks Related to Our Business — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in Part I, Item 1A of this annual report.

If LMC is placed into receivership in the near future, we will be responsible for the amount of any adverse development of KEIC’s loss reserves in excess of the collateral that is then currently available to us, including the $3.8 million on deposit as of December 31, 2009 and any future amounts deposited in the collateralized reinsurance trust. For example, if LMC is placed into receivership at a time when the amount on deposit in the collateralized reinsurance trust is deficient by $1.0 million, we would have to absorb that amount. Because the $13.0 million that we received under the commutation agreement was not discounted for present value at the time of payment, the earnings on these funds, if any, will help us to absorb any adverse development on KEIC’s loss reserves in excess of amounts on deposit under the collateralized reinsurance trust. We believe that there are several factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver, but if a receiver is successful under applicable voidable preference and fraudulent transfer laws in recovering from us the collateral that we received in connection with the Acquisition, those funds would not be available to us to offset any adverse development in KEIC’s loss reserves. See “Our History — Issues Relating to a Potential LMC Receivership” in this Item 1.

Investments

We derive investment income from our invested assets. We invest our statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2009, the amortized cost of our investment portfolio was $608.2 million and the fair value of the portfolio was $626.6 million.

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on the fair value of each category of invested assets as of December 31, 2009.

		Percent of
Category	Fair Value	Total	Yield
	(In thousands)

Fixed income securities:
U.S. Treasury securities	$19,392	3.1%	3.20%
Government sponsored agency securities	29,622	4.8	4.18
Corporate securities	99,757	15.9	4.52
Tax-exempt municipal securities	341,635	54.5	5.57
Mortgage pass-through securities	78,294	12.5	5.29
Collateralized mortgage obligations	15,222	2.4	2.90
Asset-backed securities	42,686	6.8	4.99

Total investment securities available-for-sale	$626,608	100.0%	5.12

The average credit rating for our fixed maturity portfolio at December 31, 2009, using ratings assigned by Standard and Poor’s, was AA. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2009, as a percentage of total fair value.

Percentage of
Total Fair
Rating	Value

“AAA”	37.0%
“AA”	37.3
“A”	22.0
“BBB”	3.1
“Below BBB”	0.6

Total	100.0%

The following table shows the composition of our fixed income securities by remaining time to maturity at December 31, 2009. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions.

		Percentage of
		Total
Remaining Time to Maturity	Fair Value	Fair Value
	(In thousands)

Due in one year or less	$26,421	4.2%
Due after one year through five years	191,065	30.5
Due after five years through ten years	247,224	39.5
Due after ten years	25,696	4.1
Securities not due at a single maturity date	136,202	21.7

Total fixed income securities available-for-sale	$626,608	100.0%

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

We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including but not limited to the following: whether we intend to sell the security; the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; the likelihood that we will be required to sell the security before recovery of its cost basis; specific credit issues related to the issuer; and current economic conditions, including interest rates.

In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings, liquidity of the issuer and interest rates. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income (loss) on our consolidated statements of changes in stockholders’ equity and comprehensive income and in accumulated other comprehensive income (loss) on our consolidated balance sheets. If declines in fair value are deemed “other than temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statements of operations for the credit loss component and record the amount due to all other factors in other comprehensive income. Significant changes in the factors considered when evaluating investments for impairment losses, such as those described above, could result in a significant change in impairment losses reported in the financial statements.

In 2009, we recognized other-than-temporary impairment charges of approximately $0.3 million related to our investment in preferred stock issued by Fannie Mae and Freddie Mac. As of December 31, 2009, we had one security with fair value less than 80% of its amortized cost or cost. The unrealized loss related to this security totaled approximately $61,000 and was determined to be a temporary impairment. As of December 31, 2009, the net unrealized gain on our investment portfolio totaled $18.4 million compared to net unrealized losses of $4.6 million as of December 31, 2008. In 2008, we recognized other-than-temporary impairment charges of approximately $10.2 million on our investments in preferred stocks (nearly all of which were government-sponsored agency fixed and variable preferred stocks) and approximately $3.2 million on our investment in equity indexed securities exchange-traded funds. No other-than-temporary declines in the fair value of our securities were recorded in 2007.

The fair value of our investment portfolio increased significantly in 2009 from the balance at December 31, 2008, which was negatively impacted by unprecedented events in the capital and credit markets that resulted in extreme volatility and disruption of the world’s financial markets. Several factors contributed to the decrease in fair values of our investment portfolio in 2008 including the tightening/freezing of credit markets, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions, as well as the current recession. Despite the significant improvement in the value of the our investment portfolio in 2009, it is possible that we could recognize future impairment losses on some securities we owned at December 31, 2009 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

We had no direct exposure to sub-prime mortgage exposure in our investment portfolio as of December 31, 2009 and $5.4 million of indirect exposure to sub-prime mortgages. As of December 31, 2009, our portfolio included $212.3 million of insured municipal bonds and $132.3 million of uninsured municipal bonds. For further information about our investment portfolio, please see the related discussion under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this annual report.

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

Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we select financially strong reinsurers with an A.M. Best rating of “A−” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. All of the reinsurers included in our current excess-of-loss reinsurance program at December 31, 2009 had A.M. Best ratings of “A−” or higher.

Our Excess of Loss Reinsurance Treaty Program

Excess of loss reinsurance is reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the upper limit of the program reverts to the ceding company, or the company seeking reinsurance. The ceding company also bears the credit risk of a reinsurer’s insolvency. In the ordinary course of our business, we renewed our workers’ compensation and employers’ liability excess of loss reinsurance treaty program effective October 1, 2009, whereby our reinsurers are liable for the ultimate net losses in excess of $0.75 million for the business we write, up to an $85.0 million limit and subject to additional exclusions and limits, including those described below. We have reviewed the terms of our excess of loss reinsurance treaties and have concluded that they provide sufficient transfer of risk and meet other requirements necessary to qualify them for reinsurance accounting under the Insurance Activities Topic of the FASB Accounting Standards Codification. The agreements for the current reinsurance program expire on October 1, 2010. The program provides coverage in seven layers and applies to losses occurring between October 1, 2009 and October 1, 2010 for business written by us and classified as workers’ compensation, employers’ liability and maritime employers’ liability, except in the case of the fourth through seventh layers, when classified by us as ocean marine. The second, third and fourth layers also include general liability coverage. All layers exclude our NCCI residual market assumed business. In order for coverage to attach, we must report all losses to our reinsurers before October 1, 2017 or, in the case of general liability losses, by October 1, 2020.

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

Under the reinsurance treaty program, we are required to pay our reinsurers an aggregate deposit premium of approximately $14.0 million for the term of the agreements. The agreements for the first, second, third and fourth layers in our excess of loss reinsurance treaty program have profit-sharing provisions allowing us to commute the treaties, solely at our discretion and within 24 months following expiration, in return for payment by the reinsurers of a portion of the reinsurers’ profit on the treaty, calculated according to the terms of the contract. For example, in 2008, we commuted the three lower layer treaties (covering losses from $0.5 million to $10.0 million) in our 2005-2006 reinsurance program in return for a profit commission of approximately $2.3 million from the reinsurers. As part of the commutation, we assume all losses occurring in that treaty year up to an incurred amount of $10.0 million. In 2009, we commuted the treaty covering losses from $5.0 million to $10.0 million in our 2006-2007 reinsurance program in return for a profit commission of approximately $0.7 million. In addition, under each layer of our reinsurance treaty program, we are required to pay to our reinsurers the pro rata share of the amount, if any, by which any financial assistance paid to us under the Terrorism Risk Act for acts of terrorism occurring during any one program year, combined with our total private-sector reinsurance recoveries for those acts of terrorism, exceeds the amount of insured losses paid by us for those acts of terrorism.

Under each layer of our reinsurance treaty program, we may terminate any reinsurer’s share under the applicable agreement at any time by giving written notice to the reinsurer under certain circumstances, including if the reinsurer’s A.M. Best rating is downgraded below “A−” and/or its Standard & Poor’s rating is downgraded below “BBB+”. As of December 31, 2009, there had been no such downgrades of reinsurers in our current reinsurance treaty program. Each layer of our reinsurance treaty program includes various exclusions in addition to the specific exclusions, including an exclusion for war in specified circumstances, an exclusion for reinsurance assumed and exclusions for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire.

Please refer to Note 8 of the consolidated financial statements in Part II, Item 8 of this annual report for a listing of participants in our current excess of loss reinsurance treaty program and a listing of our top ten reinsurers, based on net amount recoverable, as of December 31, 2009.

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

We operate in niche markets where we believe we have fewer competitors with a similar focus. While more than 400 insurance companies participate in the national workers’ compensation market, our competitors are relatively few in number because we operate in niche markets. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as individual and group self-insurance programs. Our primary competitors vary slightly based on the type of product and by region and some competitors limit their writings on a geographic basis. For our maritime product, our primary competitors are Chartis Inc, (formerly American International Group (“AIG”)), American Longshore Mutual Association Ltd. and Signal Mutual Indemnity Association Ltd. Additional competitors by region are Alaska National Insurance Company and Liberty Northwest in our Western Region; Louisiana Workers Compensation Company (“LWCC”) and Texas Mutual in our Gulf Region; Travelers and Zurich in the Southeast; Travelers and Great American in the Midwest; and Liberty Mutual in our Northeastern Region. For our state act construction product, our primary competitors are Chartis Inc, Liberty Mutual, Old Republic and Zurich in all of our regions. Additional competitors by region are Amerisure, Alaska National and Travelers in our Western Region; LWCC and Texas Mutual in our Gulf Region; Amerisure, Acuity Group, Companion and Westfield in our Midwestern Region; Hartford and PMA in our Northeastern Region; and Builders Insurance, FCCI, Key Risk and Summit in our Southeastern Region . For our ADR product, our primary competitors are Chartis Inc., Zurich and SCIF. In Hawaii, our primary competition is DTRIC, Hawaii Employers Mutual Insurance Company and Island Insurance Company.

We believe our competitive advantages are our strong reputation in our niche markets, our local knowledge in the markets where we operate, our specialized underwriting expertise, our client-driven claims and loss control service capabilities, our innovative medical cost management strategies, our focus on niche markets, our loyal brokerage distribution, and our customized computer systems. In addition to these competitive advantages, we offer our maritime customers regulated insurance coverage without the joint-and-several liability associated with coverage provided by offshore mutual organizations.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. We have been rated “A−” (Excellent) by A.M. Best since the completion of the Acquisition. This rating was most recently affirmed in January 2010. An “A−” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.

Regulation

Holding Company Regulation

As a member of an insurance holding company, SeaBright Insurance Company, our insurance company subsidiary, is subject to regulation by the states in which it is domiciled or transacts business. SeaBright Insurance Company is domiciled in Illinois and is considered to be commercially domiciled in California. An insurer is deemed “commercially domiciled” in California if, during the three preceding fiscal years, or a lesser period of time if the insurer has not been licensed in California for three years, the insurer has written an average of more gross premiums in California than it has written in its state of domicile, and such gross premiums written constitute 33% or more of its total gross premiums written in the United States for such period. Pursuant to the insurance holding company laws of Illinois and California, SeaBright Insurance Company is required to register with the Illinois Department of Insurance and the California Department of Insurance. In addition, SeaBright Insurance Company is required to periodically report certain financial, operational and management data to the Illinois Department of Insurance and the California Department of Insurance. All transactions within a holding company system affecting an insurer must have fair and reasonable terms, charges or fees for services performed must be reasonable, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases approval from, insurance regulators in Illinois and California is required prior to the consummation of certain affiliated and other transactions involving SeaBright Insurance Company.

Changes of Control

In addition, the insurance holding company laws of Illinois and California require advance approval by the Illinois Department of Insurance and the California Department of Insurance of any change in control of SeaBright Insurance Company. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of SeaBright Insurance Company, including a change of control of us, would generally require the party acquiring control to obtain the prior approval of the Illinois Department of Insurance and the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of SeaBright, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of SeaBright might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. SeaBright Insurance Company is primarily subject to regulation and supervision by the Illinois Department of Insurance and the California Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the power to: grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and rates in some states; periodically examine an insurance company’s financial condition; determine the form and content of required financial statements; and periodically examine market conduct.

Detailed annual and quarterly financial statements and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The financial statements and condition of SeaBright Insurance Company are subject to periodic examination by the Illinois Department of Insurance and the California Department of Insurance. In 2007, the Illinois Department of Insurance completed a routine comprehensive examination of our 2005 statutory annual statement. On June 21, 2007, the Department officially adopted, without fines or penalties assessed, its Report of Examination as of December 31, 2005.

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

Our workers’ compensation operations are subject to legislative and regulatory actions. In California, where we have our largest concentration of business, significant workers’ compensation legislation was enacted twice in recent years. Effective January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. In September 2003 and April 2004, workers’ compensation legislation was enacted in California with the principal objectives of reducing medical costs and implementing a more predictable and equitable permanent partial disability rating schedule.

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

Also in 2008, the California Division of Workers’ Compensation recommended changes to the formula used to determine permanent disability compensation awards for dates of injury on or after January 1, 2009. Although a series of public hearings were held to solicit public feedback on the proposed changes, the Division chose not to update the permanent disability rating schedule by January 1, 2010, as required by SB899, citing concerns about the potential impact of a change on the California economy.

In February of 2009, the California Workers’ Compensation Appeals Board ( the “Appeals Board”) rendered an en banc decision on a series of cases, commonly referred to as Almarez, Guzman and Ogilvie, that could have a material impact on the value of permanent disability awards. The en banc decision led to considerable comment and debate in the Workers’ Compensation community. Given this, the Appeals Board subsequently granted a petition for reconsideration of the subject cases, allowing interested parties until May 1, 2009 to provide input via an amicus curiae brief. In September of 2009, the Appeals Board reaffirmed most aspects of its prior work, with some clarifications to its February decisions. While its decision is considered final, several aspects are likely to still be determined by case law and through appeal. However, it could take two to three years before review by higher courts is complete.

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

On March 27, 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 24.4% increase in advisory pure premium rates on new and renewal policies effective on or after July 1, 2009. On April 23, 2009, the WCIRB amended its filing to reduce the proposed rate increase to 23.7%. A public hearing on the proposed rate increase was held on April 28, 2009. Following the hearing, the California Insurance Commissioner issued a press release in which he urged the WCIRB to withdraw the portion of its requested rate increase related to recent decisions by the Workers’ Compensation Appeals Board (estimated to be approximately 6%) until the judicial process related to these decisions has concluded. A second hearing on medical treatment costs was held on June 8, 2009. On July 8, 2009, the California Insurance Commissioner announced his rejection of any increase in advisory pure premium rates. Rating decisions made by the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt approved or disapproved rates. After completing an internal study of our California loss costs, on June 23, 2009, we filed with the California Department of Insurance revised rates for new and renewal workers’ compensation insurance policies written in the state of California on or after August 1, 2009. The new rates reflected an average increase of 10.6% from prior rates and were in response to increased projected medical costs and recent decisions by the Workers’ Compensation Appeals Board. On July 7, 2009, the California Department of Insurance approved our filing for the rate increase. If other insurers do not adopt similar rate increases, this rate increase may have a negative effect on our ability to compete in California. On August 18, 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 22.8% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2010. A public hearing on the proposed rate increase was held on October 6, 2009. On November 9, 2009, the California Insurance Commissioner announced his decision to approve no change in advisory pure premium rates.

Rate reductions have also been adopted in other states in which we operate. For example, in Alaska we adopted rate decreases of 10.3% and 7.6% effective January 1, 2010 and 2009, respectively. In Louisiana, we adopted commissioner-approved rate decreases of 17.4% and 8.6% effective May 1, 2009 and 2008, respectively. In Hawaii, we adopted rate decreases of 13.7% and 5.8% effective January 1, 2010 and February 1, 2009, respectively. In Texas, we adopted rate decreases of 10.0% and 7.7% effective May 1, 2009 and January 1, 2008, respectively. In Florida, we adopted rate decreases of 6.8% and 18.6% effective January 1, 2010 and 2009, respectively. We adopted a rate decrease of 0.1% effective January 1, 2010 and rate increases of 2.5% and 3.5% in Illinois effective April 1, 2009 and January 1, 2009, respectively. In Arizona we adopted a rate decrease of 5.1% effective January 1, 2010 and a rate increase of 7.9% effective October 1, 2008. In Washington USL&H, we adopted a rate increase of 21% effective December 1, 2009.

The National Association of Insurance Commissioners

The NAIC is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to the regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (the “Model Laws”) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in certain of the Model Laws is a requirement for accreditation by the NAIC. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Illinois Department of Insurance and the California Department of Insurance have adopted these codified statutory accounting practices.

Illinois and California have also adopted laws substantially similar to the NAIC’s “risk based capital” (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These RBC requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2009, the capital and surplus of SeaBright Insurance Company exceeded 200% of the RBC requirements.

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

The 2009 IRIS results for SeaBright Insurance Company showed no results outside the “usual” range for such ratios, as such ranges are determined by the NAIC.

Dividend Limitations

SeaBright Insurance Company’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Illinois and California. The insurance holding company laws in these states require that ordinary dividends be reported to the Illinois Department of Insurance and the California Department of Insurance prior to payment of the dividend and that extraordinary dividends be submitted for prior approval. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 10% of its statutory policyholders’ surplus as of the preceding year end or the net income of the company for the preceding year. Statutory policyholders’ surplus, as determined under statutory accounting principles is the amount remaining after all liabilities, including loss and loss adjustment expenses, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state insurance regulator to be recognized on the statutory balance sheet. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments will be permitted.

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

Employees

As of December 31, 2009, we had 311 full-time equivalent employees. We have employment agreements with some of our executive officers, which are described in our proxy statement for the 2010 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We believe that our employee relations are good.

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

If we fail to accurately assess the risks associated with the businesses we insure, our loss reserves may be inadequate to cover our actual losses and we may fail to establish appropriate premium rates. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made, with increases in our loss reserves resulting in a charge to our earnings and a reduction of our statutory surplus. For example, in 2009, we increased loss reserves for prior accident years by approximately $14.4 million. See the discussion under the heading “Loss Reserves” in this Item 1.

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

Our operations and financial performance may be impacted by changes in the U.S. economy. The significant downturn in the U.S. economy during the fourth quarter of 2008 led to lower reported payrolls, which has had a negative impact on our gross premiums written. If our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that we charge, would be reduced, and if our customers cease operations, they will not renew their policies. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. If the recession continues, it could further reduce payrolls, which could have a significant negative impact on our business, financial condition or results of operations.

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California, Illinois and Louisiana. Any single catastrophe or other condition affecting losses in these states could adversely affect our results of operations.

Our business is concentrated in California (approximately 43.9% of direct premiums written for the year ended December 31, 2009), Louisiana (approximately 9.3% of direct premiums written for the same period) and Illinois (approximately 8.1% of direct premiums written for the same period). Accordingly, unfavorable business, economic or regulatory conditions in those states could negatively impact our business. For example,

California, Louisiana and Illinois are states that are susceptible to severe natural perils, such as tsunamis, earthquakes, tornados and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in those states. Although geographic concentration has not adversely affected our business in the past, we may in the future be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. This concentration of our business could have a material adverse effect on our financial condition or results of operations.

If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected.

We buy reinsurance coverage to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. In the ordinary course of our business we participate in a workers’ compensation and employers’ liability excess of loss reinsurance treaty program covering all of the business that we write or renew pursuant to which our reinsurers are liable for varying percentages of the ultimate net losses in excess of $0.75 million for the business we write, up to a limit of $85.0 million, subject to certain exclusions and limitations. The treaty program provides coverage in several layers. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. For example, each layer of our reinsurance treaty program contains an aggregate limit for all claims under that layer over which our reinsurers will not be liable (e.g., $17.0 million under the first layer, $10.0 million under the second layer and $12.0 million under the third layer). In addition, each layer of our reinsurance treaty program covers acts of terrorism only up to a modest limit (e.g., $1.5 million per occurrence under the first layer, $2.0 million per occurrence under the second layer and $6.0 million under the third layer). Because of these sub-limits and terrorism exclusions included in our treaties, which are common in the wake of the events of September 11, 2001, we have significantly greater exposure to losses resulting from acts of terrorism. The incurrence of higher reinsurance costs and more restrictive terms could materially adversely affect our business, financial condition and results of operations.

The agreements for our current workers’ compensation excess of loss reinsurance treaty program expire on October 1, 2010. Any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. We have not experienced difficulty in qualifying for or obtaining sufficient reinsurance to appropriately cover our risks in the past. We currently have 10 reinsurers participating in our excess of loss reinsurance treaty program, and believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require. However, it is possible that one or more of our current reinsurers could cancel participation, or we could find it necessary to cancel the participation of one of our reinsurers, in our excess of loss reinsurance treaty program. In either of those events, if our reinsurance broker is unable to spread the cancelled or terminated reinsurance among the remaining reinsurers in the program, we estimate that it could take approximately one to three weeks or longer to identify and negotiate appropriate documentation with a replacement reinsurer. During this time, we could be exposed to an increased risk of loss, the extent of which would depend on the volume of cancelled reinsurance.

In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience this problem in the future, our costs would increase and our revenues would decline. As of December 31, 2009, we had $34.3 million of amounts recoverable from our reinsurers, excluding the receivable on our adverse development cover, that we would be obligated to pay if our reinsurers failed to pay us.

The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.

Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the Illinois Department of Insurance and the California Department of Insurance. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

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

Our ability to transact business with our affiliates and to enter into mergers, acquisitions and divestitures involving our insurance company subsidiary is limited by the requirements of the insurance holding company laws of Illinois and California. To comply with these laws, we are required to file notices with the Illinois Department of Insurance and the California Department of Insurance to seek their respective approvals at least 30 days before engaging in any intercompany transactions, such as sales, purchases, exchanges of assets, loans, extensions of credit, cost sharing arrangements and extraordinary dividends or other distributions to stockholders. Under these holding company laws, any change of control transaction also requires prior notification and approval. Because these governmental agencies may not take action or give approval within the 30 day period, these notification and approval requirements may subject us to business delays and additional business expense. If we fail to give these notifications, we may be subject to significant fines and penalties and damaged working relations with these governmental agencies.

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

In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Our principal competitors include Chartis Inc., Liberty Mutual, Zurich, Signal Mutual Indemnity Association Ltd., and American Longshore Mutual Association Ltd. Many of our competitors have substantially greater financial and marketing resources than we do, and some of our competitors, including the State Compensation Insurance Fund of California, benefit financially by not being subject to federal income tax.

In addition, our competitive advantage may be limited due to the small number of insurance products we offer. Some of our competitors, such as Chartis Inc. or Zurich, have additional competitive leverage because of the wide array of insurance products they offer. For example, a potential customer may consider it more convenient to purchase multiple types of insurance products from one insurance carrier. We do not offer a wide array of insurance products due to our targeted market niches, and we may lose potential customers to our larger, more diverse competitors as a result.

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

After completing an internal study of our California loss costs, on June 23, 2009, we filed with the California Department of Insurance revised rates for new and renewal workers’ compensation insurance policies written in the state of California on or after August 1, 2009. The new rates reflected an average increase of 10.6% from prior rates and were in response to increased projected medical costs and recent decisions by the Workers’ Compensation Appeals Board. On July 7, 2009, the California Department of Insurance approved our filing for the rate increase. We are unable to predict the impact that the rate increase adopted by us in California might have on our future financial position and results of operations. If other insurers do not adopt similar rate increases, this rate increase may have a negative effect on our ability to compete in California.

Rate reductions have also been adopted in other states in which we operate. For example, in Alaska we adopted rate decreases of 10.3% and 7.6% effective January 1, 2010 and 2009, respectively. In Louisiana, we adopted commissioner-approved rate decreases of 17.4% and 8.6% effective May 1, 2009 and 2008, respectively. In Hawaii, we adopted rate decreases of 13.7% and 5.8% effective January 1, 2010 and February 1, 2009, respectively. In Texas, we adopted rate decreases of 10.0% and 7.7% effective May 1, 2009 and January 1, 2008, respectively. In Florida, we adopted rate decreases of 6.8% and 18.6% effective January 1, 2010 and 2009, respectively. We adopted a rate decrease of 0.1% effective January 1, 2010 in Illinois. In Arizona we adopted a rate decrease of 5.1% effective January 1, 2010 and a rate increase of 7.9% effective October 1, 2008. If any of our competitors adopt premium rate reductions that are greater than ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, the significant downturn in the United States economy generally could cause our investment income to decrease. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The United States’ participation in hostilities with other countries, acts of terrorism or large-scale natural disasters or catastrophic events may further adversely affect the economy generally. These and other factors also affect the capital markets, and, consequently, the value of the securities we own. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders’ equity. Any significant decline in our investment income as a result of rising interest rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders’ equity and our policyholders’ surplus. See “Liquidity and Capital Resources” in Part II, Item 7 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2009 to sub-prime mortgages.

In 2008 and 2009, the capital markets in the United States and elsewhere have experienced extreme volatility and disruption. We are exposed to significant capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign exchange rates. Our investment portfolio has been affected by these changes in the capital markets. For example, for the year ended December 31, 2008, we recorded an impairment charge of $13.4 million for other-than-temporary losses related principally to our preferred stock investments and holdings of equity indexed securities exchange-traded funds. In addition, changes in interest rates and credit quality may result in fluctuations in the income derived from, or the valuation of, our fixed income securities. Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investment in asset-backed and mortgage-backed securities, and the risk that issuers in our portfolio may cease operations or other events may cause our investments to become illiquid. Further adverse changes in the capital markets could result in other-than-temporary impairments in the future, which may affect our financial condition, or could reduce our investment income, which would adversely affect our results of operations.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our senior management team and key employees, consisting of John G. Pasqualetto, Chairman, President and Chief Executive Officer; Richard J. Gergasko, Executive Vice President and Chief Operating Officer; D. Drue Wax — Senior Vice President, General Counsel and Corporate Secretary; Richard W. Seelinger, Senior Vice President — Policyholder Services; Marc B. Miller, M.D., Senior Vice President and Chief Medical Officer; Jeffrey C. Wanamaker, Senior Vice President — Underwriting; Christopher Desautel, Vice President and Chief Information Officer; Scott H. Maw, Senior Vice President, Chief Financial Officer, and Assistant Secretary; M. Philip Romney, Vice President — Finance, Principal Accounting Officer and Assistant Secretary, and Craig A. Pankow, President — PointSure. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. Many of our principal employees possess skills and extensive experience relating to our market niches. Were we to lose any of these employees, it may be challenging for us to attract a replacement employee with comparable skills and experience in our market niches. We have employment agreements with some of our executive officers, which are described in our proxy statement for the 2010 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We do not currently maintain key man life insurance policies with respect to any member of our senior management team or other employees.

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

We are a holding company that transacts our business through our operating subsidiaries, SeaBright Insurance Company, PointSure, THM and BWNV. Our primary assets are the stock of these operating subsidiaries. Our ability to pay expenses and dividends depends, in the long run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payment of dividends by SeaBright Insurance Company is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. SeaBright Insurance Company is required to report any ordinary dividends to the Illinois Department of Insurance and the California Department of Insurance prior to the payment of the dividend. In addition, SeaBright Insurance Company is not authorized to pay any extraordinary dividends to us under Illinois or California insurance laws without prior regulatory approval from the Illinois Department of Insurance or the California Department of Insurance. See the discussion under the heading “Regulation — Dividend Limitations” in Part I, Item 1 of this annual report. As a result, at times, we may not be able to receive dividends from SeaBright Insurance Company and we may not receive dividends in amounts necessary to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant. On March 2, 2010, our Board of Directors authorized a quarterly dividend of $0.05 per common share commencing in the first quarter 2010 and payable on April 9, 2010 to shareholders of record on March 23, 2010.

We rely on independent insurance brokers to distribute our products.

Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us, as well as our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of licensed insurance brokers that totaled approximately 234 at December 31, 2009. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors, including Chartis Inc. and Zurich, offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

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

The assets that SeaBright acquired in the Acquisition were acquired from LMC and certain of its affiliates. LMC and its insurance company affiliates are currently operating under a voluntary “run-off” plan approved by the Illinois Department of Insurance. Under the run-off plan, LMC has instituted aggressive expense control measures to reduce its future loss exposure and allow it to meet its obligations to current policyholders. According to LMC’s statutory financial statements, as of and for the year ended December 31, 2009, LMC had a statutory surplus of $8.1 million (unaudited), a decrease of approximately $105.1 million from its surplus of $113.2 million (audited) as of December 31, 2008. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report. In the event LMC is placed into receivership, our business could be adversely affected in the following ways:

•	A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements.

•	As discussed under “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. At December 31, 2009, the liability of LMC under the adverse development cover was approximately $3.0 million compared to approximately $4.2 million at December 31, 2008. The development in 2008 was due primarily to a reduction in the actuarial estimate for ceded IBNR as a result of changes in selected loss development factors. The balance of the trust account, including accumulated interest, at December 31, 2009 was $3.8 million. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Department of Insurance would have control of the assets of LMC.

•	Some of our customers are insured under Eagle insurance policies that we service pursuant to the claims administration servicing agreement described above. Although SeaBright is a separate legal entity from LMC and its affiliates, including Eagle, Eagle’s policyholders may not readily distinguish SeaBright from Eagle and LMC if those policies are not honored in the event LMC is found to be insolvent and placed into court-ordered liquidation. If that were to occur, our market reputation, credibility and ability to renew the underlying policies could be adversely affected.

•	In connection with the Acquisition, LMC and its affiliates made various transfers and payments to SeaBright, including approximately $13.0 million under the commutation agreement and an initial amount of approximately $1.6 million to fund the collateralized reinsurance trust. In the event that LMC is placed into receivership, it is possible that a receiver or creditor could assert a claim seeking to unwind or recover these payments under applicable voidable preference and fraudulent transfer laws.

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

Retrospectively rated policies accounted for approximately 7.2% and 10.7% of direct premiums written in the years ended December 31, 2009 and 2008, respectively. Beginning six months after the expiration of the relevant insurance policy, and annually thereafter, we recalculate the premium payable during the policy term based on the current value of the known losses that occurred during the policy term. While the typical retrospectively rated policy has around five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write off the related amounts, which could impact our financial position and results of operations.

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

The availability of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. During 1998, 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of our predecessor to increase premiums. Beginning in 2001, our predecessor witnessed a decrease in pricing competition in the industry, which enabled them to raise their rates. Although rates for many products increased from 2000 to 2003, legislative reforms caused premium rates in certain states, including California, to decrease in 2004 through 2008, and rates may decrease again or may decrease in other states. In addition, the availability of insurance has and may continue to increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may perpetuate rate decreases. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly, and we expect to experience the effects of such cyclicality. This cyclicality may cause the price of our securities to be volatile.

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

Our insurance company subsidiary is domiciled in the state of Illinois and commercially domiciled in the state of California. The insurance holding company laws of Illinois and California require advance approval by the Illinois Department of Insurance and the California Department of Insurance of any change in control of SeaBright Insurance Company. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of SeaBright Insurance Company, including a change of control of us, would generally require the party acquiring control to obtain the prior approval of the Illinois Department of Insurance and the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction. See the discussion under the heading “Regulation” in Part  I, Item 1 of this annual report.

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

Our principal executive offices are located in approximately 36,000 square feet of leased office space in Seattle, Washington. We also lease office space consisting of approximately 2,500 square feet in Anchorage, Alaska; 2,600 square feet in Baton Rouge, Louisiana; 5,650 square feet in Chicago, Illinois; 6,100 square feet in Concord, California; 5,700 square feet in Henderson, Nevada; 2,650 square feet in Honolulu, Hawaii; 3,300 square feet in Houston, Texas; 3,400 square feet in Lake Mary, Florida; 3,700 square feet in Needham, Massachusetts; 8,300 square feet in Orange, California; 6,260 square feet in Phoenix, Arizona; 3,900 square feet in Radnor, Pennsylvania; 8,800 square feet in Santa Ana, California; and executive suites in New Orleans, Louisiana; and Yucca Valley, California. We conduct claims and underwriting operations in our branch offices, with the exception of our Honolulu office, where we conduct only claims and loss control operations. We do not own any real property. We consider our leased facilities to be adequate for our current operations.

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

	High	Low

2009:
First quarter	$12.81	$7.70
Second quarter	11.73	7.91
Third quarter	11.70	9.23
Fourth quarter	12.10	10.36
2008:
First quarter	$15.39	$13.06
Second quarter	16.03	13.64
Third quarter	16.03	10.20
Fourth quarter	13.49	7.64

As of March 12, 2010, there were 74 holders of record of our common stock.

Dividend Policy

On March 2, 2010, our Board of Directors authorized a quarterly dividend of $0.05 per common share commencing in the first quarter 2010 and payable on April 9, 2010 to shareholders of record on March 23, 2010. Any future determination to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, regulatory and other restrictions on the payment of dividends by our subsidiaries to us, and other factors that our Board of Directors deems relevant.

We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our subsidiary, SeaBright Insurance Company, is a regulated insurance company and therefore is subject to significant regulatory restrictions limiting its ability to declare and pay dividends.

SeaBright Insurance Company’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of Illinois and California. The insurance holding company laws in these states require that ordinary dividends be reported to the Illinois Department of Insurance and the California Department of Insurance prior to payment of the dividend and that extraordinary dividends be submitted for prior approval. See “Regulation” in Part I, Item 1 of this annual report.

For information regarding restrictions on the payment of dividends by us and SeaBright Insurance Company, see the discussion under the heading “Liquidity and Capital Resources” in Part II, Item 7 and the discussion under the heading “Business — Regulation — Dividend Limitations” in Part I, Item 1 of this annual report.

Purchases of Equity Securities by the Issuer

We did not purchase any of our equity securities during 2009.

Performance Graph

The following graph and table compare the total return on $100 invested in SeaBright common stock for the period commencing on January 21, 2005 (the date of our initial public offering) and ending on December 31, 2009 with the total return on $100 invested in each of the New York Stock Exchange Composite Index, the Dow Jones Wilshire Property and Casualty Insurance Index, the Nasdaq Stock Market (U.S.) Index, and the Nasdaq Insurance Index. On November 6, 2008, we transferred the listing of our common stock from the NASDAQ Global Select Market to the New York Stock Exchange. We previously compared our total cumulative return to the Nasdaq Stock Market (U.S.) Index and the Nasdaq Insurance Index. Beginning with the fiscal year ended December 31, 2008, we compared our cumulative total return to the New York Stock Exchange Composite Index and the Dow Jones Wilshire Property and Casualty Insurance Index because we believe these indexes provide a more meaningful comparison for our stock price performance. The closing market price for SeaBright common stock at the end of fiscal year 2009 was $11.49.

Comparison of 59 Month Cumulative Total Return*
Among SeaBright Insurance Holdings, Inc., the New York Stock Exchange Composite Index,
and the Dow Jones U.S. Property and Casualty Insurance TSM Index

*	Based on $100 invested on January 21, 2005, the first day our common stock was publicly traded and, for purposes of the indexes, assumes the reinvestment of dividends.

	Cumulative Total Return
	SeaBright	NYSE	Dow Jones
	Insurance	Composite	U.S. Property & Casualty
	Holdings, Inc.	Index	Insurance TSM Index

1/21/05	$100.00	$100.00	$100.00
3/31/05	85.81	99.37	99.96
6/30/05	94.85	100.79	106.48
9/30/05	107.39	107.10	111.38
12/31/05	138.01	109.36	115.80
3/31/06	144.56	116.71	115.41
6/30/06	133.69	116.62	116.60
9/30/06	115.93	121.50	123.71
12/31/06	149.46	131.74	132.39
3/31/07	152.70	134.15	129.19
6/30/07	145.06	143.99	136.32
9/30/07	141.66	147.09	128.06
12/31/07	125.15	143.42	119.90
3/31/08	122.24	130.33	104.53
6/30/08	120.17	129.24	100.40
9/30/08	107.88	113.10	104.34
12/31/08	97.43	87.12	89.73
3/31/09	86.80	75.94	73.30
6/30/09	84.07	90.84	79.88
9/30/09	94.77	106.92	97.18
12/31/09	95.35	111.76	98.22

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except share and per share data)

Income Statement Data:
Gross premiums written	$290,002	$270,344	$282,658	$230,253	$204,742
Ceded premiums written	(27,234)	(14,520)	(15,300)	(15,490)	(19,082)

Net premiums written	$262,768	$255,824	$267,358	$214,763	$185,660

Premiums earned	$244,427	$248,644	$227,995	$185,591	$158,850
Claims service income	1,011	959	1,711	2,026	2,322
Other service income	207	246	148	104	175
Net investment income	23,132	22,605	20,307	15,245	7,832
Other-than-temporary impairment losses	(258)	(13,405)	—	—	—
Other net realized losses	(171)	(476)	(105)	(410)	(226)
Other income	8,132	8,689	4,369	3,371	3,297

Total revenues	276,480	267,262	254,425	205,927	172,250

Loss and loss adjustment expenses	172,169	141,935	128,185	107,884	105,783
Underwriting, acquisition, and insurance expenses(1)	73,044	71,169	58,932	42,306	33,839
Interest expense	599	867	1,139	1,101	888
Other expenses	14,082	11,150	7,773	6,248	4,997

Total expenses	259,894	225,121	196,029	157,539	145,507

Income before taxes	16,586	42,141	58,396	48,388	26,743
Income tax expense	3,051	12,863	18,484	15,159	8,451

Net income	$13,535	$29,278	$39,912	$33,229	$18,292

Basic earnings per share	$0.65	$1.43	$1.96	$1.66	$1.18
Diluted earnings per share	$0.63	$1.38	$1.90	$1.63	$1.13
Weighted average basic shares outstanding	20,702,572	20,498,305	20,341,931	19,986,244	15,509,547
Weighted average diluted shares outstanding	21,515,153	21,232,762	20,976,525	20,403,089	16,195,855
Selected Insurance Ratios:
Current year loss ratio(2)	64.2%	64.6%	67.6%	69.0%	66.8%
Prior years’ loss ratio(3)	5.8%	(7.9)%	(12.1)%	(12.0)%	(1.7)%

Net loss ratio	70.0%	56.7%	55.5%	57.0%	65.1%
Net underwriting expense ratio(4)	29.8%	28.5%	25.8%	22.7%	21.2%

Net combined ratio(5)	99.8%	85.2%	81.3%	79.7%	86.3%

	As of December 31,
	2009	2008	2007	2006	2005
			($ in thousands)

Selected Balance Sheet Data:
Investment securities available-for sale, at fair value	$626,608	$531,505	$494,437	$399,932	$261,103
Cash and cash equivalents	12,896	22,872	20,292	20,412	12,135
Reinsurance recoverables	34,339	18,544	14,210	13,675	14,375
Deferred policy acquisition costs, net	25,537	23,175	19,832	15,433	10,299
Total assets	964,861	842,687	755,569	614,275	427,275
Unpaid loss and loss adjustment expense	351,496	292,027	250,085	198,356	142,211
Unearned premiums	175,766	155,931	147,033	114,312	86,863
Total stockholders’ equity	359,473	324,813	294,306	249,126	155,678

(1)	Includes acquisition expenses such as commissions, premium taxes and other general administrative expenses related to underwriting operations in our insurance subsidiary and are included in the amortization of deferred policy acquisition costs.

(2)	The current year loss ratio is calculated by dividing loss and loss adjustment expenses for the current year less claims service income by the current year’s net premiums earned.

(3)	The prior years’ loss ratio is calculated by dividing the change in the loss and loss adjustment expenses for the prior years by the current year’s net premiums earned.

(4)	The underwriting expense ratio is calculated by dividing net underwriting expenses less other service income by the current year’s net premiums earned.

(5)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this annual report. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this annual report that could cause our actual results of operations, performance and business prospects and opportunities in 2010 and beyond to differ materially from those expressed in, or implied by those forward-looking statements. See “Note on Forward-Looking Statements” in Part I, Item 1 of this annual report.

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

Premiums Earned

Direct premiums written include all premiums charged for policies we issue during a fiscal period. Assumed premiums are premiums that we receive from an authorized state mandated pool. Gross premiums written is the sum of direct and assumed premiums written. Net premiums written represent gross premiums written less premiums ceded or paid to reinsurers (ceded premiums written).

Net premiums earned is the earned portion of our net premiums written. Premiums are earned over the terms of the related policies in proportion to the risks underwritten. Our policies typically have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2009, one-half of the premiums would be earned in 2009 and the other half would be earned in 2010. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in the subsequent periods over the remaining term of the policies.

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

Claims Service Income

We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the years ended December 31, 2009, 2008, and 2007, approximately 32.3%, 46.3%, and 52.6%, respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to continue to decrease substantially over the next several years as transactions related to the Eagle Entities diminish. The next largest claims administration services customer represented approximately 20.5%, 17.9%, and 10.1% of claims service income for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Interest Expense

Included in other expense is interest expense we incur on $12.0 million in surplus notes that our insurance subsidiary issued in May 2004. The interest expense is paid quarterly in arrears. The interest expense for each interest payment period is based on the three-month LIBOR two London banking days prior to the interest payment period plus 400 basis points. The interest rates for the years ended December 31, 2009 and 2008 ranged from 4.26% to 6.15% and 6.15% to 9.03%, respectively.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Gross Premiums Written.  Gross premiums written consists of direct premiums written and premiums assumed from the NCCI residual markets. The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written totaled $290.0 million in 2009 compared to $270.3 million in 2008, representing an increase of $19.7 million, or 7.3%. Much of the increase in gross premiums written resulted from premium growth primarily related to new business growth in our “program” book of business. Program business, which includes alternative markets and small maritime programs, increased $32.2 million in 2009 compared to 2008. The increase in program business was offset by a $10.0 million decrease in our “core” product lines, which includes energy, maritime and construction business. The decrease was primarily driven by our construction business as a result of the continuing impact of the current economic downturn. Excluding work we perform as the servicing carrier for the Washington USL&H Assigned Risk Plan and excluding business assumed from the NCCI residual market pool, the total number of customers we serviced increased from more than 1,120 at December 31, 2008 to approximately 1,530 at December 31, 2009. Approximately 14.1% of the 410 customer increase related to our core book of business and 85.9% of the increase related to our program business. By design, our program business will have a larger number of customers with a smaller average premium size than our core book of business. Total in-force payrolls, one of the factors used to determine premium charges, increased 12.5% from $6.4 billion at December 31, 2008 to $7.2 billion at year-end 2009. California continues to be our largest market, accounting for approximately $132.5 million, or 43.1% of our in-force premiums at December 31, 2009. This represents an increase of $22.0 million, or 19.9%, from approximately $110.5 million, or 39.6%, of in-force premiums in California at December 31, 2008.

The following is a summary of our top five markets based on direct premiums written:

	Year Ended December 31,
	2009		2008
	Direct		Direct
	Premiums		Premiums
	Written	%	Written	%
	(in thousands)

California	$123,856	43.3%	$102,392	38.8%
Louisiana	26,143	9.1%	24,043	9.1%
Illinois	23,011	8.0%	22,103	8.4%
Alaska	17,710	6.2%	17,242	6.5%
Texas	16,032	5.6%	17,789	6.8%

Total	$206,752	72.2%	$183,569	69.6%

Premiums assumed from the NCCI residual markets in the twelve months ended December 31, 2009 totaled $4.0 million compared to $6.6 million for the same period in 2008, representing a decrease of $2.6 million, or 39.3%. The decrease was primarily attributable to actuarial revised estimates related to the year 2007 and 2008.

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

On March 27, 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 24.4% increase in advisory pure premium rates on new and renewal policies effective on or after July 1, 2009. On April 23, 2009, the WCIRB amended its filing to reduce the proposed rate increase to 23.7%. A public hearing on the proposed rate increase was held on April 28, 2009. Following the hearing, the California Insurance Commissioner issued a press release in which he urged the WCIRB to withdraw the portion of its requested rate increase related to recent decisions by the Workers’ Compensation Appeals Board (estimated to be approximately 6%) until the judicial process related to these decisions has concluded. A second hearing on medical treatment costs was held on June 8, 2009. On July 8, 2009, the California Insurance Commissioner announced his rejection of any increase in advisory pure premium rates. Rating decisions made by the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt, approve or disapprove rates. After completing an internal study of our California loss costs, on June 23, 2009, we filed with the California Department of Insurance revised rates for new and renewal workers’ compensation insurance policies written in the state of California on or after August 1, 2009. The new rates reflected an average increase of 10.6% from prior rates and were in response to increased projected medical costs and recent decisions by the Workers’ Compensation Appeals Board. On July 7, 2009, the California Department of Insurance approved our filing for the rate increase. We are unable to predict the impact that the rate increase adopted by us in California might have on our future financial position and results of operations. If other insurers do not adopt similar rate increases, this rate increase may have a negative effect on our ability to compete in California. On August 18, 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 22.8% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2010. A public hearing on the proposed rate increase was held on October 6, 2009. On November 9, 2009, the California Insurance Commissioner announced his decision to approve no change in advisory pure premium rates.

Rate reductions have also been adopted in other states in which we operate. For example, in Alaska we adopted rate decreases of 10.3% and 7.6% effective January 1, 2010 and 2009, respectively. In Louisiana, we adopted commissioner-approved rate decreases of 17.4% and 8.6% effective May 1, 2009 and 2008, respectively. In Hawaii, we adopted rate decreases of 13.7% and 5.8% effective January 1, 2010 and February 1, 2009, respectively. In Texas, we adopted rate decreases of 10.0% and 7.7% effective May 1, 2009 and January 1, 2008, respectively. In Florida, we adopted rate decreases of 6.8% and 18.6% effective January 1, 2010 and 2009, respectively. We adopted a rate decrease of 0.1% effective January 1, 2010 and rate increases of 2.5% and 3.5% in Illinois effective April 1, 2009 and January 1, 2009, respectively. In Arizona we adopted a rate decrease of 5.1% effective January 1, 2010 and a rate increase of 7.9% effective October 1, 2008. In Washington USL&H, we adopted a rate increase of 21% effective December 1, 2009.

Net Premiums Written.  Net premiums written totaled $262.8 million in 2009 compared to $255.8 million in 2008, representing an increase of $7.0 million, or 2.7%. The increase was primarily attributable to the increase in gross written premiums, offset in part by a $12.7 million increase in premiums ceded related to the increased ceding rate of the 2008 reinsurance contracts due primarily to an increase in limits at the lower and upper ends of the program, as well as the addition of a new reinsurance treaty related to the residual market business. Included in gross premiums written in 2009 is a decrease in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states.

Premiums Earned.  Net premiums earned totaled $244.4 million in 2009 compared to $248.6 million in 2008, representing a decrease of $4.2 million, or 1.7%. We record the entire annual policy premium as unearned premium at inception and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when the underlying policies were written. Our direct premiums earned increased $7.6 million, or 3.0%, to $263.5 million in 2009 from $255.9 million in 2008. Net premiums earned in 2009 were reduced by net adjustments of $3.8 million on retrospectively rated policies due to favorable loss results on those policies.

Net premiums earned are also affected by premiums ceded under reinsurance treaties. Ceded earned premiums in 2009 totaled $22.7 million compared to $14.5 million in 2008, representing an increase of $8.2 million, or 56.6%. An increase in ceded earned premiums is a decrease to our overall net premiums earned Effective January 2009, we ceded 100% of NCCI assumed business for policy year 2009, which totaled $3.6 million for the year ended December 31, 2009.

Net Investment Income.  Net investment income was $23.1 million in 2009 compared to $22.6 million in 2008, representing an increase of $0.5 million, or 2.3%. Average invested assets increased $62.4 million, or 11.7%, from $534.6 million in 2008 to $597.0 million in 2009. This increase in our investment portfolio is due primarily to cash flow from operations of $68.3 million for the year ended December 31, 2009, which was invested primarily in fixed income securities. Net investment income as a percentage of average invested assets decreased slightly to 3.9% in 2009 from 4.2% in 2008 due to the effects of the global financial crisis discussed previously.

Claims and Other Service Income.  Claims and Other Service income totaled $1.2 million in 2009 and 2008. Our service income resulted primarily from service arrangements we have with customers for claims processing services, policy administration and administrative services that we perform for them.

Other-Than-Temporary Impairment Losses.  Other-than-temporary impairment losses totaled $0.3 million for the year ended December 31, 2009, compared to $13.4 million, in 2008. In 2008, we recorded $13.4 million of other-than-temporary-impairment (“OTTI”) charges in connection with investments in government-sponsored agency and corporate preferred stock ($10.2 million charge) and equity indexed securities exchange-traded funds ($3.2 million charge). The $0.3 million OTTI charge in 2009 also related to our investment in government-sponsored agency preferred stock. The OTTI charges were the result of thorough reviews of the investment portfolio and a determination by management that these investments met the criteria for OTTI charges primarily due to the extent and duration of the impairments and the inability to forecast a complete recovery of their book values within a reasonable period of time or, in the case of the government-sponsored entity preferred stocks, a significant decline in the underlying credit fundamentals of the securities.

Other Income.  Other income totaled $8.1 million for the twelve months ended December 31, 2009 compared to $8.7 million for the same period in 2008, representing a decrease of $0.6 million, or 6.4%. Other income is derived primarily from the operations of PointSure (including BWNV), our wholesale broker and third party administrator, and THM, our provider of medical bill review, utilization review, nurse care management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $172.2 million in 2009 compared to $141.9 million in 2008, representing an increase of $30.3 million, or 21.3%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, was 70.0% in 2009 compared to 56.7% in 2008. The higher loss ratio in 2009 was attributable primarily to unfavorable development of prior accident year loss reserves of $14.4 million in 2009 compared to favorable development of $19.7 million in 2008, an increase in the current accident year loss ratio from 57.5% at December 31, 2008 to 60.0% at December 31, 2009, an increase of approximately $6.4 million in the earned premium against which the current accident year ELR is applied and a reduction of approximately $1.6 million in contingent profit commissions related to the commutation of reinsurance treaties. Offsetting these increases were a decrease in assumed losses of $4.0 million, an increase of approximately $4.0 million in assumed losses ceded to reinsurers and a decrease of approximately $5.8 million relating primarily to ULAE reserves and loss based assessments. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business that we involuntarily assume from the NCCI.

For accident year 2009, an expected loss ratio was established for each jurisdiction and type of loss (indemnity, medical, allocated loss adjustment expense (“ALAE”)). The expected loss ratio was multiplied by the booked accident year earned premium to produce the ultimate loss to date. The expected loss ratio selections are reviewed quarterly with each internal IBNR study. Given the short experience period for the current accident year, the expected loss ratios are usually maintained at least through the first 12 months of the accident year and revised as the underlying data matures. However, after reviewing the year-to-date results for the 2009 accident year, we increased the expected loss ratio for this year from 56.7% to 60.0% in the fourth quarter, resulting in $8.3 million of additional loss and allocated loss adjustment expenses in the quarter.

For accident year 2008, the ultimate loss estimates at December 31, 2009 were higher when compared to December 31, 2008 and resulted in a net increase of our loss reserves of $8.8 million. The increase was primarily due to an increase in ultimate loss estimates due to higher severity development in our indemnity and medical reserves. This adverse development was offset by favorable development of $3.1 million related to ULAE and $1.3 million related to loss based assessments and NCCI.

For accident year 2007, the ultimate loss estimates at December 31, 2009 were higher when compared to December 31, 2008 and resulted in a net increase of our loss reserves of $5.0 million. The development in the ultimate loss selections can be attributed to indemnity and medical loss development results in certain states, both in our State Act and Longshore & Maritime business. With each quarterly IBNR study, we monitor actual versus expected loss development closely, along with claim severity and frequency changes. The combination of these results warranted increases totaling $2.1 million to our indemnity and medical ultimate loss estimates in the fourth quarter. This adverse development was offset by favorable development of $2.1 million related to ULAE and $1.6 million related to loss based assessments and NCCI.

For accident years 2006 and prior, the ultimate loss estimates at December 31, 2009 were slightly higher when compared to December 31, 2008 and resulted in a net increase of our loss reserves of $0.6 million. This small movement resulted from the recognition of the results from the standard actuarial methodologies in our December 31, 2009 IBNR study. This adverse development was offset by favorable development of $2.4 million related to ULAE and $3.5 million related to loss based assessments and NCCI. Due to the longer tail nature of workers’ compensation, small movement in an accident year’s ultimate loss estimate can be reasonably expected.

There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have recently observed an increase in severity estimates for accident years 2007 and 2008 in California following several years of decreasing trends. We have established loss reserves at December 31, 2009 that are based upon our current best estimate of ultimate loss costs, taking into consideration the recent paid loss claim data, incurred loss trends and uncertainty regarding the permanence of recent legislative reforms. We continue to monitor the impact of reforms and potential challenges to reforms in our loss data. See the discussion under the headings “Loss Reserves” in Part I, Item 1 and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in this Item 7 for a further discussion of our loss reserving process.

Provisions in the three lower layer treaties (covering losses from $1.0 million to $10.0 million) in our 2006-2007 reinsurance program allow us the ability, at our sole discretion, to commute the contracts within 24 months of expiration in return for a contingent profit commission calculated in accordance with terms specified in the contracts. In accordance with these provisions, we commuted the $5.0 million excess $5.0 million layer of this treaty in 2009 in return for a contingent profit commission of approximately $0.7 million. The two lower layers (from $1.0 million to $5.0 Million) were not commuted. As of December 31, 2009, there were no ceded losses associated with the $5.0 million excess $5.0 million layer and it is not expected that developed losses that would otherwise be covered by reinsurance will exceed the contingent profit commission. The contingent profit commission was recorded as a reduction of loss and loss adjustment expenses.

As of December 31, 2009, we had recorded a receivable of approximately $3.0 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At December 31, 2009, we had access to approximately $3.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $73.0 million in 2009 compared to $71.2 million in 2008, representing an increase of $1.8 million, or 2.6%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, was 29.8% in 2009 compared to 28.5% in 2008. The increase in the expense ratio was driven primarily by increased staffing costs and other premium production related expenses as we invest in the geographic expansion and development of our business, higher broker commissions, Florida policyholder dividend expense, and lower-than-expected earned premiums when compared to the increase in gross premiums written, primarily as a result of the impact of the continuing economic recession on covered payrolls, and adjustments related to retrospectively rated policies.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $0.6 million in 2009 and $0.9 million in 2008. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, ranged between 4.26% and 6.15% in 2009 down from 6.15% to 9.03% in 2008.

Other Expenses.  Other expenses totaled $14.1 million in 2009, an increase of $2.9 million, or 26.3%, from $11.2 million in 2008. Other expenses result primarily from the operations of PointSure (including BWNV), which continued to experience direct costs associated with the expansion of insurance products they offer, and THM. PointSure and THM each accounted for roughly half of the $2.9 million increase in other expenses.

Income Tax Expense.  The effective tax rate for the year ended December 31, 2009 was 18.4% compared to 30.5% for the same period in 2008. The effective tax rate for 2009 was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 20.8 percentage points of the reduction from the statutory rate. This decrease was partially offset by approximately $0.7 million, or 4.2 percentage points, due to state income taxes and other expenses. The effective rate for December 31, 2008 was lower than the statutory rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 7.5 points of the reduction from the statutory rate. This decrease in the statutory rate was partially offset by approximately $1.0 million, or 2.3 points, due to a valuation allowance established against our deferred tax assets as of December 31, 2008.

Net Income.  Net income totaled $13.5 million in 2009 compared to $29.3 million in 2008, representing a decrease of $15.8 million, or 53.8%. The 2009 decrease in net income resulted primarily from a reduction in earned premiums, primarily resulting from the effects of the current economic downturn, and increases in loss and loss adjustment expense, underwriting, acquisition, and insurance expenses, and other expenses, offset by $13.4 million of OTTI losses in 2008.

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

	Year Ended December 31,
	2008		2007
	Direct		Direct
	Premiums		Premiums
	Written	%	Written	%
		($ in thousands)

California	$102,392	38.8%	$107,989	39.6%
Louisiana	24,043	9.1%	23,732	8.7%
Illinois	22,103	8.4%	24,959	9.1%
Texas	17,789	6.8%	13,749	5.1%
Alaska	17,242	6.5%	19,480	7.1%

Total	$183,569	69.6%	$189,909	69.6%

We have experienced significant reductions in our California premium rates from 2003 to 2008. In 2008, in response to continued reductions in California workers’ compensation claim costs, we reduced our rates by an average 14.2% for new and renewal insurance policies written in California on or after July 1, 2007. This action was the eighth California rate reduction we had filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. On August 15, 2008, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 16.0% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2009. The filing was based on a review of loss and loss adjustment experience through March 31, 2008. In response to this recommendation, on October 24, 2008, the California Insurance Commissioner approved a 5.0% increase in advisory pure premium rates, effective January 1, 2009. With the California Department of Insurance approval, we adopted this 5.0% increase effective January 1, 2009.

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

Net premiums earned are also affected by premiums ceded under reinsurance treaties. Ceded premiums earned in 2008 totaled $14.5 million compared to $15.0 million in 2007, representing a decrease of $0.5 million, or 3.3%. A decrease in ceded premiums earned is an increase to our overall net premiums earned. Offsetting the increase in net premiums earned was a decrease in the amount of premiums we involuntarily assume on residual market business from the NCCI, which operates residual market programs on behalf of many states. Assumed premiums earned decreased $1.4 million from $8.6 million in 2007 to $7.2 million in 2008.

Service Income.  Service income totaled $1.2 million in 2008 compared to $1.9 million in 2007, representing a decrease of $0.7 million, or 36.8%. Our service income resulted primarily from service arrangements we have with LMC for claims processing services, policy administration and administrative services we performed for the Eagle Entities’ insurance policies and from claims processing services we perform for other unrelated companies. During 2008, we discovered that claim data used to determine billing amounts for claims administration services provided by us had, since August 2006, been incorrectly reported to us by a customer, resulting in an overstatement of claims service income in 2007 and 2006 by approximately $0.3 million. As a result, the financial position and results of operations for the year ended December 31, 2008 reflect a $0.3 million reduction in service income receivable and claims service income, and a related decrease of $0.1 million in federal income tax payable and income tax expense, to reflect the correction of this error. Average monthly fees received from LMC declined as the volume of work required for policy administration decreased as a result of the run-off of our predecessor’s business. Service income related to our arrangements with LMC decreased $0.6 million, or 66.7%, from $0.9 million in 2007 to $0.3 million in 2008.

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

Other-Than-Temporary Impairment Losses.  Other-than-temporary-impairments (“OTTI”) charges in 2008 were recorded in connection with investments in government-sponsored agency and corporate preferred stock ($10.2 million charge) and equity indexed securities exchange-traded funds ($3.2 million charge). Approximately $1.9 million of the total charge was recorded in the second quarter with the remaining $11.5 million recorded in the third quarter. The OTTI charges were the result of thorough reviews of the investment portfolio and a determination by management that these investments met the criteria for OTTI charges primarily due to the extent and duration of the impairments and the inability to forecast a complete recovery of their book values within a reasonable period of time or, in the case of the government-sponsored entity preferred stocks, a significant decline in the underlying credit fundamentals of the securities.

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

As discussed under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses — Actuarial Loss Reserve Estimation Methods” in Part II, Item 7 of this annual report, we use an expected loss ratio (“ELR”) method to establish the loss reserves for the current accident year. Once the accident year is complete and begins to age, the ELR method is blended with the actual paid and incurred losses to determine the revised estimated ultimate losses for the accident year. For accident year 2007, this resulted in lower ultimate loss estimates at December 31, 2008 when compared to December 31, 2007. The positive development in accident year 2007 can be attributed to the actual indemnity and medical losses being lower than the losses produced by the ELR used to book the initial ultimate losses for the accident year. These lower-than-expected actual losses were a function of both claim frequency and claim severity trending below the amounts considered in the ELR. The positive development for indemnity and medical was offset by negative development for allocated loss adjustment expense (“ALAE”) as the actual ALAE costs were greater than the expected ALAE produced by the ELR method, resulting in an increase in the reserve. For accident year 2006, the positive development can be attributed to better-than-expected loss severity for indemnity and medical, resulting in a reserve reduction. While the estimated ultimate losses for accident year 2006 were reduced below the ELR level at December 31, 2007 (age 24 months), the actual loss development during 2008 warranted further reduction in the estimated ultimate losses for indemnity and medical as of December 31, 2008 (age 36 months). For accident year 2006, there was minimal change in the estimated ultimate ALAE amount at December 31, 2008 when compared to December 31, 2007. As discussed under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses — Variation in Ultimate Loss Estimates” in Part II, Item 7 of this annual report, there are a number of factors that could lead to the actual losses trending below the expected amounts. We closely watch the medical and indemnity trends, loss development and claim settlement patterns in our data and believe our reserving methodology is consistent with our analysis.

The positive development for accident years 2005 and prior is largely attributed to accident year 2005. For accident year 2005, the actual paid and incurred loss severity developed better than expected based on the underlying development patterns, resulting in decreases in the estimated ultimate losses for indemnity and medical. The ALAE for accident year 2005 developed slightly worse than expected, resulting in an increase in the estimated ultimate ALAE. There was limited movement in the estimated ultimate losses for accident years 2004 and 2003. As discussed under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses — Impact of Changes in Key Assumptions on Reserve Volatility” in Part II, Item 7 of this annual report, our loss reserve estimates rely heavily on historical reserving and loss payment patterns referred to as loss development. To the extent that the actual paid and incurred losses vary from the historical loss development patterns underlying the ultimate loss estimates, we will experience changes in reserves, either upward or downward, in future periods. The loss reserve estimates for prior years are changed when the available information indicates a reasonable likelihood that the ultimate losses will vary from the prior estimates.

There is uncertainty about whether recent lower paid loss trends, which result primarily from California legislative reforms enacted in 2003 and 2004, will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We had established loss reserves at December 31, 2008 that were based upon our current best estimate of ultimate loss costs, taking into consideration the recent lower paid loss claim data, incurred loss trends and uncertainty regarding the permanence of recent legislative reforms. See the discussion under the headings “Loss Reserves” in Part I, Item 1 and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in this Item 7 for a further discussion of our loss reserving process.

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

As of December 31, 2008, we had recorded a receivable of approximately $4.2 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At December 31, 2008, we had access to approximately $2.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. In March 2009, we submitted a request to LMC to increase the balance in the trust to 102% of its obligations under the adverse development cover. LMC subsequently increased the balance in the trust to the required level. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report.

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

Income Tax Expense.  The effective tax rate for the year ended December 31, 2008 was 30.5% compared to 31.7% for the same period in 2007. The effective rate for December 31, 2008 was lower than the statutory rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 7.5 percentage points of the reduction from the statutory rate. This decrease in the statutory rate was partially offset by $1.0 million, or 2.3 percentage points, due to a valuation allowance established against our deferred tax assets as of December 31, 2008. The valuation allowance was necessary primarily as a result of the OTTI charges we incurred in the second and third quarters of 2008 and, to a lesser degree, our capital loss carry forwards.

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

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of December 31, 2009 has an effective duration of 4.98 years with individual maturities extending to 30 years. Currently, we make claim payments from positive cash flows from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.

At December 31, 2009, of our investment portfolio consisted of investment-grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. In July 2009, our investment policy was revised to allow for investment in domestic and international equities up to 6% and 1.5%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

We had no direct sub-prime mortgage exposure in our investment portfolio as of December 31, 2009 and $5.4 million of indirect exposure to sub-prime mortgages. As of December 31, 2009, our portfolio included $212.3 million of insured municipal bonds and $132.3 million of uninsured municipal bonds.

The following table provides a breakdown of ratings on the bonds in our municipal portfolio as of December 31, 2009:

	Insured Bonds			Total Municipal Portfolio Based On
	Insured	Underlying	Uninsured Bonds	Overall	Underlying
Rating	Ratings	Ratings	Ratings	Ratings(1)	Ratings
			(In thousands)

AAA	$11,320	$11,320	$16,846	$28,166	$28,166
AA+	22,712	15,327	34,946	57,658	50,273
AA	39,746	19,263	33,042	72,788	52,305
AA-	58,193	45,126	15,215	73,408	60,341
A+	33,837	44,656	10,001	43,838	54,657
A	13,142	32,651	4,255	17,397	36,906
A−	7,373	16,818	524	7,897	17,342
BBB+	—	1,162	5,411	5,411	6,573
BB-	—	—	1,339	1,339	1,339
Pre-refunded(2)	24,656	24,656	10,736	35,392	35,392
Not rated	1,330	1,330	—	1,330	1,330

Total	$212,309	$212,309	$132,315	$344,624	$344,624

(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(2)	These bonds have been refunded by depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of December 31, 2009, we had no direct investments in any bond insurer, and the following three bond insurers insured more than 10% of the municipal bond investments in our portfolio:

				Average
		Insurer Ratings		Underlying Bond
Bond Insurer	Fair Value	S&P	Moody’s	Rating
	(Millions)

National Public Finance Guarantee Corporation	$96.2	A	Baa1	AA−/A+
Financial Security Assurance Inc.	45.7	AAA	Aa3	A+
Ambac Assurance Corp.	42.1	CC	Caa2	AA−/A+

We do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2008 and as renewed on October 1, 2009, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess of $0.75 million, up to $85.0 million, subject to various deductibles and exclusions. Our reinsurance program that was effective October 1, 2007 to October 1, 2008, provides us with reinsurance protection for each loss occurrence in excess of $1.0 million, up to $75.0 million, subject to various deductibles and exclusions. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2009, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

SeaBright is a holding company with minimal unconsolidated revenue and expenses. As SeaBright pays dividends and has other capital needs in the future, we anticipate that it will be necessary for our insurance subsidiary to pay dividends to SeaBright. The payment of such dividends will be regulated as previously described.

Net cash provided by operating activities in 2009 totaled $68.3 million, an increase of $1.4 million, or 2.1%, from $66.9 million in 2008, which decreased $27.7 million, or 29.3%, from $94.6 million in 2007. The increase in 2009 was primarily attributable to an increase in premiums collected of approximately $5.5 million and a decrease in federal income taxes paid of approximately $14.8 million, offset by an increase in loss and loss adjustment expenses paid (net of reinsurance collected) of approximately $16.9 million. The decrease in 2008 is mainly attributable to increases in paid loss and loss adjustment expenses of approximately $25.8 million, paid federal and state taxes of $2.3 million and other expenses of $7.6 million. The increase in cash paid in 2008 was partially offset by an $8.0 million increase in premium collections.

We used net cash of $77.8 million for investing activities in 2009 compared to $65.6 million in 2008 and $95.1 million in 2007. The increase in 2009 from 2008 was driven by higher net investment purchase activity (purchases, net of sales and maturities) partially offset by a reduction in purchases of property and equipment. The reduction in 2008 from 2007 was primarily attributable to a reduction in funds generated by operations and made available for investing.

Net cash provided by (used in) financing activities totaled $(0.4) million in 2009, an increase of $1.6 million from $1.2 million in 2008, which increased $0.8 million from $0.4 million in 2007.

Contractual Obligations and Commitments

The following table identifies our contractual obligations by payment due period as of December 31, 2009:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	351,496	112,127	141,653	30,580	67,136
Operating lease obligations	17,325	2,904	6,132	4,848	3,441

Total	$380,821	$115,031	$147,785	$35,428	$82,577

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2009 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Loss Reserves” in Part I, Item 1 of this annual report and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expenses” in Part II, Item 7 of this annual report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Risks Related to our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses including losses that have occurred but were not reported to us by the financial reporting date, the amount and recoverability of reinsurance recoverable balances, deferred policy acquisition costs, income taxes, the impairment of investment securities, earned but unbilled premiums and retrospective premiums. The following should be read in conjunction with the notes to our consolidated financial statements.

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

Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of December 31, 2009 and 2008. The workers’ compensation line of business comprises over 98% of our total loss reserves as of both dates.

	As of December 31, 2009			As of December 31, 2008
Line of Business	Case	IBNR	Total	Case	IBNR	Total
			(In thousands)

Workers’ Compensation	$168,491	$176,807	$345,298	$131,814	$155,909	$287,723
Ocean Marine	1,046	4,771	5,817	1,041	3,251	4,292
General Liability	—	381	381	—	12	12

Total	$169,537	$181,959	$351,496	$132,855	$159,172	$292,027

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

For the current accident year, we establish the initial reserve for claims incurred-but-not-reported (“IBNR”) using an expected loss ratio (“ELR”) method. The ELR method is based on an analysis of historical loss ratios adjusted for current pricing levels, exposure growth, anticipated trends in claim frequency and severity, the impact of reform activity and any other factors that may have an impact on the loss ratio. The actual paid and incurred loss data for the accident year is reviewed each quarter and changes to the ELR may be made based on the emerging data, although changes are typically not made until the end of the accident year when the loss data can be analyzed as a complete accident year. In the December 31, 2009 internal IBNR analysis, the ELR for accident year 2009 was increased from 56.7% on a net and gross basis to 60.0% on a net and gross basis. This was the first time the ELR was changed prior to the accident year being complete. The change was made to recognize the emerging loss experience primarily in the Illinois state act segment. The ELR is multiplied by the year-to-date earned premium to determine the ultimate losses for the current accident year. The actual paid and case outstanding losses are subtracted from the ultimate losses to determine the IBNR for the accident year. As the accident year matures, we incorporate a standard actuarial reserving methodology referred to as the Bornhuetter-Ferguson method. This method blends the loss development and expected loss ratio methods by assigning partial weight to the initial expected losses, calculated from the expected loss ratio method, with the remaining weight applied to the actual losses, either paid or incurred. The weights assigned to the initial expected losses decrease as the accident year matures. A reserve estimate implies a pattern of expected loss emergence. If this emergence does not occur as expected, it may cause us to revisit our previous assumptions. We may adjust loss development patterns, the various method weights or the expected loss ratios used in our analysis. Management employs judgment in each reserve valuation as to how to make these adjustments to reflect current information.

For all other accident years, the estimated ultimate losses are developed using a variety of actuarial techniques as described below. In reviewing this information, we consider the following factors to be especially important at this time because they increase the variability risk factors in our loss reserve estimates:

•	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

•	We have been growing consistently since we began operations and have entered into several new states that are not included in our predecessor’s historical data.

•	At December 31, 2009, approximately $135.8 million, or 44.9%, of our direct loss reserves were related to business written in California. Over the last several years, four significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February 2002; AB 227 and SB 228 were enacted in September 2003; and SB 899 was enacted in April 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves, making historical data less reliable as an indicator of future loss. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2009 were 63.4% lower than the pure premium rates in effect as of July 1, 2003. More recent data has indicated the need for an increase in rates in California. On June 23, 2009, we filed for a 10.6% rate increase to be effective August 1, 2009, which was approved by the California Insurance Department. With the California Department of Insurance’s approval, we adopted a 5.0% increase in advisory pure premium rates effective January 1, 2009.

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

In February of 2009 the California Workers’ Compensation Appeals Board ( the “Appeals Board”) rendered an en banc decision on a series of cases, commonly referred to as Almarez, Guzman and Ogilvie, that could have a material impact on the value of permanent disability awards. The en banc decision led to considerable comment and debate in the Workers’ Compensation community. Given this, the Appeals Board subsequently granted a petition for reconsideration on the subject cases, allowing interested parties until May 1, 2009 to provide input via an amicus curiae brief. In September of 2009, the Appeals Board reaffirmed most aspects of its prior work, with some clarifications to its February decisions. While its decision is considered final, several aspects are likely to still be determined by case law and through appeal. However, it could take two to three years before review by higher courts is complete.

Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of December 31, 2009, accident year 2004 was 72 months developed, accident year 2005 was 60 months developed, accident year 2006 was 48 months developed, accident year 2007 was 36 months developed, accident year 2008 was 24 months developed and accident year 2009 was 12 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

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

Our analysis is done separately for the indemnity, medical and DCC components of the total loss reserves within each accident year. In addition, the analysis is completed separately for the following five categories: State Act, California (California); State Act, Alaska and Hawaii (Alaska&Hawaii); State Act, Illinois (Illinois); State Act, all other states (All Other); and USL&H claims. The business is divided into these three categories for the determination of ultimate losses due to differences in the laws that cover each of these categories.

Workers’ compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. Because the benefits are established by state statute, there can be significant variation in these benefits by state. We refer to this coverage as State Act.

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

Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data. Due to the relative immaturity of our book of business, the challenge has been to give the right weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have five complete accident years that were developed 72 months, 60 months, 48 months, 36 months, 24 months and 12 months (2004, 2005, 2006, 2007, 2008 and 2009, respectively) at December 31, 2009. At December 31, 2009, the analysis for accident years 2003 through 2008 utilizes a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods, in addition to the paid and incurred loss development methods. For accident years 2003 through 2008, the actuarial analysis did show some movement, both upward and downward, when compared to the prior actuarial estimates at December 31, 2008. For accident years 2003 through 2006, the movement was minimal and resulted in a net increase of our net ultimate loss estimates of $0.6 million for the year ended December 31, 2009.

For accident year 2007, there was unfavorable development in the gross losses for California State Act which resulted in an increase of our net ultimate loss estimates of $3.3 million. For non-California State Act, there was unfavorable development in the gross losses for accident year 2007 which resulted in an increase of our net ultimate loss estimates of $0.9 million. For USL&H, there was unfavorable development in the gross losses for accident year 2007 which resulted in an increase of our ultimate loss estimates of $0.7 million. For California State Act and USL&H, we placed more reliance on the most recent data points in our loss development selections than in the prior year. As with the prior year, we did not completely rely on the most recent data points in our loss development selections. We believe that our loss development factor selections are appropriate given the maturity level of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminish, the full impact of the actual loss development will be factored into our assumptions and selections.

For accident year 2008, there was unfavorable development in the gross losses for California State Act which resulted in an increase of our net ultimate loss estimates of $6.2 million. For non-California State Act, there was unfavorable development in the gross losses for accident year 2008 which resulted in an increase of our net ultimate loss estimates of $1.5 million. For USL&H, there was unfavorable development in the gross losses for accident year 2008 which resulted in an increase of our ultimate loss estimates of $1.1 million.

For accident year 2009, the ultimate losses were set by multiplying the selected ELR to the booking earned premium. For more information on the ELR method and selection see the related discussion under the heading “Actuarial Loss Reserve Estimation Methods” in Part II, Item 7 of this annual report.

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

As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $7.0 million, or 2%, as of December 31, 2009. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $17.6 million on a pre-tax basis, or 5%, as of December 31, 2009. Under these assumptions, the inadequacy of approximately $17.6 million represents approximately 4.9% of total stockholders’ equity at December 31, 2009. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $351.5 million as of December 31, 2009 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $17.6 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because most of our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. We assessed the collectibility of our year-end receivables and believe that all amounts are collectible based on currently available information. Therefore, as of December 31, 2009 and 2008, we had no reserve for uncollectible reinsurance recoverables. As of December 31, 2009, the top ten companies from which we had reinsurance amounts recoverable had A.M. Best ratings of “A−” or higher.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off all or a portion of deferred policy acquisition costs. To date, we have not needed to write-off any portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, our deferred acquisition costs as of December 31, 2009 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires management to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, the consideration of operating versus capital items, projected future taxable income and the effect of tax planning strategies. If actual results differ from management’s estimates and assumptions, we may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. The establishment of a valuation allowance could have a significant impact on our financial position and results of operations in the period in which it is deemed necessary. As of December 31, 2009, no valuation allowance was recorded. We established a valuation allowance of approximately $2.0 million at December 31, 2008 (of which $976,000 was recorded in tax expense and $1.0 million was recorded in accumulated other comprehensive income) and reversed the $2.0 million allowance through accumulated other comprehensive income in 2009.

We apply a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of December 31, 2009 and December 31, 2008, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2006, 2007, 2008 and 2009.

Impairment of Investment Securities

We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process, including but not limited to the following: whether we intend to sell the security; the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost; objective information supporting recovery in a reasonable period of time; the likelihood that we will be required to sell the security before recovery of its cost basis; specific credit issues related to the issuer; and current economic conditions, including interest rates.

For debt securities that are considered OTTI and that we do not intend to sell and more likely than not would not be required to sell prior to recovery of the amortized cost basis, we recognize OTTI losses in accordance with the provisions of the Codification. The amount of the OTTI loss is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income. For the year ended December 31, 2009, we recognized no OTTI losses related to debt securities.

We regularly review our investment portfolio for declines in value. In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. It is possible that we could recognize future impairment losses on some securities we owned at December 31, 2009 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

In 2009, we recognized other-than-temporary impairment charges of $0.3 million related to our investments in preferred stocks issued by Fannie Mae and Freddie Mac that were sold in 2009. In 2008, we recognized other-than-temporary impairment charges of approximately $10.2 million on our investments in preferred stocks (nearly all of which were government-sponsored agency fixed and variable preferred stocks) and approximately $3.2 million on our investment in equity indexed securities exchange-traded funds. No other-than-temporary declines in the fair value of our securities were recorded in 2007. Please refer to the tables in Note 3 of the consolidated financial statements in Part II, Item 8 of this annual report for additional information on unrealized losses on our investment securities. Please refer to Part II, Item 7A of this annual report for tables showing the sensitivity of the fair value of our fixed-income investments to selected hypothetical changes in interest rates. See “Liquidity and Capital Resources” in Part II, Item 7 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2009 to sub-prime mortgages.

Earned But Unbilled Premiums

Shortly following the expiration of an insurance policy, we perform a final payroll audit of each insured to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors, as well as fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between ($497,000) and $19,000 in 2009 and between ($611,000) and $182,000 in 2008. The balance of our accrual for premiums earned but unbilled totaled approximately ($132,000) and ($611,000) at December 31, 2009 and 2008, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. To date, there have been no such write-offs. Retrospectively rated policies accounted for approximately 7.2% of direct premiums written in 2009 and approximately 10.7% of direct premiums written in 2008.

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”) which amends FASB Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets, (“EITF 99-20”) to align the impairment guidance in EITF 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The provisions of FSP EITF 99-20-1 are effective for reporting periods ending after December 15, 2008. We adopted FSP EITF 99-20-1 as of December 31, 2008, which did not have a material effect on our consolidated financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009. We adopted the provisions of FSP FAS 115-2/124-2 in the quarter ended June 30, 2009. There were no impairments previously recognized on debt securities we owned at December 31, 2008 and therefore, there was no cumulative effect adjustment to retained earnings and other comprehensive income (loss) as a result of adopting this standard. There were no impairments recognized on debt securities in the year ended December 31, 2009 and therefore, the adoption of FSP FAS 115-2/124-2 had no effect on our consolidated financial condition or results of operations.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009. Because FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements related to the fair value of financial instruments, adoption of FSP 107-1 and APB 28-1 did not have a material effect on our consolidated financial condition and results of operations.

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

In 2008 and 2009, a series of crises occurred in the U.S. financial and capital markets, as well as in housing and global credit markets. These conditions accelerated into a global economic recession, as evidenced by declining consumer confidence, lower consumer spending, bankruptcies and significant job losses. The declining economic conditions worsened over the last half of 2008 and continued into the first half of 2009. During this period, equity and debt markets experienced major declines in market prices on a worldwide basis. As a result, we recorded $13.4 million of OTTI losses in the year ended December 31, 2008. However, the equity and debt markets began to show improvement in mid-2009. For example, the net unrealized gain on our investment portfolio increased from $1.4 million at March 31, 2009 to $18.4 million at December 31, 2009. The disruptions in the financial markets in 2008 and 2009 have resulted in a lack of liquidity within the credit markets, which has increased credit risk in the financial markets and resulted in the widening of credit spreads.

Our consolidated balance sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks, including credit and interest rate risks. Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. In 2008 and 2009, conditions in the public debt and equity markets declined significantly, resulting in exceptional volatility in debt and equity prices. In 2008, we recognized, on a pre-tax basis, approximately $13.4 million of other-than-temporary impairment charges related primarily to our investments in exchange-traded funds and government-sponsored-entity preferred stock. In 2009, we recognized, on a pre-tax basis, approximately $0.3 million of other-than-temporary impairment charges related to our investments in government-sponsored-entity preferred stock. The impact of actions taken by governmental bodies in response to the current economic crisis is difficult to predict, particularly over the short term, and we cannot predict the timing or magnitude of a recovery. The fair value of our investment portfolio remains subject to considerable volatility, particularly over the short term. The following sections address the significant market risks associated with our business activities.

Credit Risk

Credit Risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing generally in fixed-income securities which are rated “A” or higher by Standard & Poor’s or another major rating agency. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in the portfolio. To limit our exposure to risk, we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector. See “Investments” in Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2009 to sub-prime mortgages.

Interest Rate Risk

We had fixed-income investments with a fair value of $626.6 million at December 31, 2009 that are subject to interest rate risk compared with $522.3 million at December 31, 2008. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes our interest rate risk as of December 31, 2009 and December 31, 2008. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2009 and December 31, 2008. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and stockholders’ equity.

Interest Rate Risk as of December 31, 2009:

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in		Portfolio
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Value
	($ in thousands)	($ in thousands)

200 basis point increase	$(55,839)	$570,769	(8.9)%
100 basis point increase	(27,561)	599,047	(4.4)%
No change	—	626,608	—
100 basis point decrease	26,843	653,451	4.3%
200 basis point decrease	52,970	679,578	8.5%

Interest Rate Risk as of December 31, 2008:

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in		Portfolio
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Value
	($ in thousands)	($ in thousands)

200 basis point increase	$(39,352)	$482,937	(7.5)%
100 basis point increase	(19,662)	502,627	(3.8)%
No change	—	522,289	—
100 basis point decrease	19,635	541,924	3.8%
200 basis point decrease	39,243	561,532	7.5%

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaBright Insurance Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of SeaBright Insurance Holdings, Inc and subsidiaries’ internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
March 16, 2010

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share information)

ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost $608,222 in 2009 and $523,892 in 2008)	$626,608	$522,289
Equity securities available-for-sale, at fair value (cost $11,333 in 2008)	—	8,856
Preferred stock available for sale, at fair value (cost $851 in 2008)	—	360
Cash and cash equivalents	12,896	22,872
Accrued investment income	6,734	6,054
Premiums receivable, net of allowance	14,477	16,374
Deferred premiums	182,239	163,322
Service income receivable	317	322
Reinsurance recoverables	34,339	18,544
Due from reinsurer	6,707	9,125
Receivable under adverse development cover	3,010	4,179
Prepaid reinsurance	6,760	1,619
Property and equipment, net	5,356	5,190
Federal income tax recoverable	4,774	1,671
Deferred income taxes, net	21,861	25,144
Deferred policy acquisition costs, net	25,537	23,175
Intangible assets, net	1,431	1,225
Goodwill	4,321	4,212
Other assets	7,494	8,154

Total assets	$964,861	$842,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$351,496	$292,027
Unearned premiums	175,766	155,931
Reinsurance funds withheld and balances payable	7,312	1,615
Premiums payable	4,786	6,783
Accrued expenses and other liabilities	54,028	49,518
Surplus notes	12,000	12,000

Total liabilities	605,388	517,874

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding — 21,675,786 shares at December 31, 2009 and 21,392,854 shares at December 31, 2008	217	214
Paid-in capital	205,079	200,893
Accumulated other comprehensive income (loss)	12,927	(4,009)
Retained earnings	141,250	127,715

Total stockholders’ equity	359,473	324,813

Total liabilities and stockholders’ equity	$964,861	$842,687

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and earnings per share information)

Revenue:
Premiums earned	$244,427	$248,644	$227,995
Claims service income	1,011	959	1,711
Other service income	207	246	148
Net investment income	23,132	22,605	20,307
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(258)	(13,405)	—
Less portion of losses recognized in accumulated other comprehensive income (loss)	—	—	—

Net impairment losses recognized in earnings	(258)	(13,405)	—
Other net realized losses recognized in earnings	(171)	(476)	(105)
Other income	8,132	8,689	4,369

	276,480	267,262	254,425

Losses and expenses:
Loss and loss adjustment expenses	172,169	141,935	128,185
Underwriting, acquisition and insurance expenses	73,044	71,169	58,932
Interest expense	599	867	1,139
Other expenses	14,082	11,150	7,773

	259,894	225,121	196,029

Income before taxes	16,586	42,141	58,396
Income tax expense (benefit):
Current	5,805	20,031	23,762
Deferred	(2,754)	(7,168)	(5,278)

	3,051	12,863	18,484

Net income	$13,535	$29,278	$39,912

Basic earnings per share	$0.65	$1.43	$1.96
Diluted earnings per share	$0.63	$1.38	$1.90
Weighted average basic shares outstanding	20,702,572	20,498,305	20,341,931
Weighted average diluted shares outstanding	21,515,153	21,232,762	20,976,525

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

				Accumulated
				Other
	Outstanding			Comprehensive		Total
	Common	Common	Paid-in	Income	Retained	Stockholders’
	Shares	Stock	Capital	(Loss)	Earnings	Equity
	(In thousands)

Balance at December 31, 2006	20,553	$205	$190,593	$(197)	$58,525	$249,126
Comprehensive income:
Net income	—	—	—	—	39,912	39,912
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $36	—	—	—	69	—	69
Decrease in unrealized loss on investment securities available-for-sale, net of tax of $951	—	—	—	1,766	—	1,766

Comprehensive income	—	—	—	—	—	41,747
Stock based compensation	—	—	3,010	—	—	3,010
Restricted stock grants	240	3	—	—	—	3
Exercise of stock options, including tax benefit of $110	38	—	420	—	—	420

Balance at December 31, 2007	20,831	208	194,023	1,638	98,437	294,306
Comprehensive income:
Net income	—	—	—	—	29,278	29,278
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $4,792	—	—	—	9,089	—	9,089
Increase in unrealized loss on investment securities available-for-sale, net of tax benefit of $6,236	—	—	—	(14,736)	—	(14,736)

Comprehensive income	—	—	—	—	—	23,631
Stock based compensation, net of taxes of $78	—	—	5,630	—	—	5,630
Restricted stock grants	428	4	—	—	—	4
Exercise of stock options, including tax benefit of $148	134	2	1,240	—	—	1,242

Balance at December 31, 2008	21,393	214	200,893	(4,009)	127,715	324,813
Comprehensive income:
Net income	—	—	—	—	13,535	13,535
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $150	—	—	—	279	—	279
Increase in unrealized gain on investment securities available-for-sale, net of tax of $7,885	—	—	—	14,642	—	14,642

Comprehensive income	—	—	—	—	—	28,456
Stock based compensation, net of taxes of $192	—	—	4,611	—	—	4,611
Restricted stock grants	320	4	—	—	—	4
Exercise of stock options, including tax benefit of $0	7	—	47	—	—	47
Tax effect of change in deferred tax asset valuation allowance recorded in comprehensive income	—	—	—	2,015	—	2,015
Surrender of stock in connection with restricted stock vesting	(44)	(1)	(472)	—	—	(473)

Balance at December 31, 2009	21,676	$217	$205,079	$12,927	$141,250	$359,473

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$13,535	$29,278	$39,912
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	44,653	43,631	36,481
Policy acquisition costs deferred	(47,015)	(46,974)	(40,880)
Provision for depreciation and amortization	5,277	4,057	2,934
Compensation cost on restricted shares of common stock	4,117	4,720	2,312
Compensation cost on stock options	686	988	698
Net realized loss on investments	429	13,881	105
Benefit for deferred income taxes	(2,736)	(7,168)	(5,278)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	59,469	41,943	51,729
Other assets and other liabilities	2,624	(1,156)	194
Reinsurance recoverables, net of reinsurance withheld	(11,652)	(1,383)	2,465
Income taxes payable (recoverable)	(3,273)	(2,375)	3,636
Accrued investment income	(680)	(999)	(847)
Unearned premiums, net of deferred premiums and premiums receivable	2,816	(11,509)	1,097

Net cash provided by operating activities	68,250	66,934	94,558

Cash flows from investing activities, net of effects of acquisition:
Purchases of investments	(182,483)	(144,538)	(163,780)
Sales of investments	54,934	19,373	24,160
Maturities and redemptions of investments	51,828	64,636	45,948
Payment for purchases of subsidiary net of cash acquired	—	(159)	—
Purchases of property and equipment	(2,083)	(4,911)	(1,431)

Net cash used in investing activities	(77,804)	(65,599)	(95,103)

Cash flows from financing activities:
Proceeds from exercise of stock options	47	1,093	310
Excess tax benefit from disqualifying dispositions	—	148	110
Surrender of stock in connection with restricted stock vesting	(473)	—	—
Proceeds from grants of restricted shares of common stock	4	4	5

Net cash provided by (used in) financing activities	(422)	1,245	425

Net increase (decrease) in cash and cash equivalents	(9,976)	2,580	(120)
Cash and cash equivalents at beginning of period	22,872	20,292	20,412

Cash and cash equivalents at end of period	$12,896	$22,872	$20,292

Supplemental disclosure of cash flow activities:
Federal income taxes paid	$8,500	$23,345	$19,350
Interest paid on surplus notes	623	897	1,150
The Company purchased all of the capital stock of BWNV for $484 in 2008 and THM for $1,200 in 2007. In connection with the acquisition, the following were assumed:
Fair value of assets acquired	$—	$1,079	$1,637
Cash paid for capital stock	—	(484)	(1,200)

Net liabilities assumed	$—	$595	$437

See accompanying notes to consolidated financial statements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

SeaBright Insurance Holdings, Inc. (“SeaBright”), a Delaware corporation, was formed in June 2003. On July 14, 2003, SeaBright entered into a purchase agreement, effective September 30, 2003, with Kemper Employers Group, Inc. (“KEG”), Eagle Insurance Companies (“Eagle”), and Lumbermens Mutual Casualty Company (“LMC”), the ultimate owner of KEG and Eagle (the “Acquisition”). Under this agreement, SeaBright acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights.

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

KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the States of California, Hawaii and Alaska. In November 2003, permission was granted by the Illinois Department of Insurance for KEIC to change its name to SeaBright Insurance Company (“SBIC”).

PointSure is engaged primarily in administrative and brokerage activities. Eagle consists of Eagle Pacific Insurance Company, Inc. and Pacific Eagle Insurance Company, Inc., both writers of state act workers’ compensation insurance and USL&H that are in run-off as of December 31, 2009.

On December 17, 2007, we completed the acquisition of Total HealthCare Management, Inc. (“THM”), a privately held California provider of medical bill review, utilization review, nurse case management and related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million was scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieves certain revenue objectives in 2008, 2009 and 2010. Based on THM’s performance in 2008 and 2009, the first two installments have not been paid at this time. However, such amount may be paid later if warranted by THM’s future performance. Goodwill recognized in connection with this acquisition totaled approximately $1.4 million. Following the acquisition, THM became a wholly owned subsidiary of SeaBright.

In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction were a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. The stock purchase agreement provided for a contingent purchase price to be paid by (or refunded to) the Company approximately 13 months following the closing date, depending on whether BWNV revenue in the 12 months following closing exceeds (or is less than) the base revenue assumed at the time of the closing. The Company paid approximately $159,000 as additional purchase consideration upon resolution of the contingency period in 2009. The Company has recorded goodwill of approximately $0.5 million in connection with this acquisition as of December 31, 2009.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

a.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of SeaBright and its wholly owned subsidiaries, SBIC, PointSure, THM and BWNV (collectively, the “Company”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include amounts based on the best estimates and judgments of management. Such estimates and judgments could change in the future, as more information becomes known which could impact the amounts reported and disclosed herein.

In accordance with ASC Topic 280, Segment Reporting (formerly known as FAS 131, “Disclosures about Segments of an Enterprise and Related Information”), the Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Currently, the Company has one operating segment, workers’ compensation insurance and related services.

Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current year.

b.	Investment Securities

Investment securities are classified as available-for-sale and are carried at fair value. The estimated fair value of investments in available-for-sale securities is generally based on quoted market prices for securities traded in the public marketplace. If a quoted market price is not available, fair value is generally estimated using quoted market prices for similar securities.

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to: whether the Company intends to sell the security; the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions.

For debt securities that are considered OTTI and that the Company does not intend to sell and more likely than not would not be required to sell prior to recovery of the amortized cost basis, the Company recognizes OTTI losses in accordance with the provisions of the Codification. The amount of the OTTI loss is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income. For the year ended December 31, 2009, the Company recognized no OTTI losses related to debt securities.

In general, the Company reviews all securities that are impaired by 5% or more at the end of the period. For securities with no stated maturity date, the review focuses on securities that were impaired by 20% or more at the end of the period or had been impaired 10% or more continuously for six months or longer as of the end of the period. The Company also analyzes the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings, liquidity of the issuer and interest rates. Other-than-temporary impairment losses result in a permanent reduction of the carrying amount of the underlying investment. Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

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

The fair value of the Company’s investment portfolio increased significantly in 2009 from the balance at December 31, 2008, which was negatively impacted by unprecedented events in the capital and credit markets that resulted in extreme volatility and disruption of the world’s financial markets. Several factors contributed to the decrease in fair values of the Company’s investment portfolio in 2008 including the tightening/freezing of credit markets, significant failures of large financial institutions, uncertainty regarding the effectiveness of governmental solutions, as well as the current recession. Despite the significant improvement in the value of the Company’s investment portfolio in 2009, it is possible that the Company could recognize future impairment losses on some securities it owned at December 31, 2009 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

Investment income is recorded when earned. For the purpose of determining realized gains and losses, which arise principally from the sale of investments, the cost of securities sold is based on specific-identification as of the trade date.

c.	Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of amounts deposited in banks and financial institutions, and all highly liquid investments with maturities of 90 days or less when purchased, are stated at cost. Cash in excess of daily requirements is invested in money market funds and repurchase agreements with maturities of 90 days or less. Such investments are deemed to be cash equivalents for purposes of the consolidated balance sheets and statements of cash flows. The Company had $12.9 million and $22.9 million of cash and cash equivalents at December 31, 2009 and 2008, respectively.

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

Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over periods ranging from approximately two to seven years, which is the shorter of their estimated useful lives or the remaining term of the respective lease. Depreciation expense totaled $1.9 million, $1.4 million and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

h.	Goodwill and Other Intangible Assets

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

Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development on known losses and for losses incurred but not yet reported using actuarial loss development factors and is consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum rates are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. For the years ended

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008 and 2007, approximately 7.2%, 10.7% and 11.9%, respectively, of direct premiums written related to retrospectively rated policies.

The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made at final audit and applying an adjustment percentage against premiums earned for the period. Final audit adjustments may result in increasing or decreasing the estimated premium earned and billed to date. Included in deferred premiums at December 31, 2009, 2008 and 2007 and premiums earned for the years then ended were accruals for earned but unbilled premiums of ($132,000), ($611,000) and $44,000, respectively.

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

The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with nonaffiliated reinsurers. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. Reinsurance premiums,

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commissions, expense reimbursements and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodologies for estimating unpaid loss and loss adjustment expense liabilities, including incurred loss and paid loss development methods. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. At December 31, 2009, the liability of LMC under the adverse development cover was approximately $3.0 million. The balance of the trust account, including accumulated interest, at December 31, 2009 was $3.8 million. Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with ASC Topic 805, Business Combinations (formerly known as FAS 141(R), “Business Combinations”), with a corresponding amount receivable from the seller. Amounts are shown net in the statements of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

Balances due from reinsurers on unpaid loss and loss adjustment expenses, including an estimate of such recoverables related to reserves for IBNR losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid loss and loss adjustment expenses are not recoverable from the reinsurer until such losses are paid. The Company monitors the financial condition of its reinsurers and does not believe that it is currently exposed to any material credit risk through its reinsurance treaties because most of its reinsurance is recoverable from large, well-capitalized reinsurance companies. Historically, no amounts from reinsurers have been written-off as uncollectible.

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

As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in the consolidated statements of operations. The Company files consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2006, 2007, 2008 and 2009.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

m.	Earnings Per Share

The following table provides the reconciliation of weighted average common share equivalents outstanding used in calculating earnings per share for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007

Basic weighted average shares outstanding	20,702,572	20,498,305	20,341,931
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	812,581	734,457	634,594

Diluted weighted average shares outstanding	21,515,153	21,232,762	20,976,525

n.	Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS 115-2/124-2 in the quarter ended June 30, 2009. There were no impairments previously recognized on debt securities we owned at December 31, 2008 and therefore, there was no cumulative effect adjustment to retained earnings and other comprehensive income (loss) as a result of adopting this standard. There were no impairments recognized on debt securities in the year ended December 31, 2009 and therefore, the adoption of FSP FAS 115-2/124-2 had no effect on the Company’s consolidated financial condition or results of operations.

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

The consolidated cost or amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment securities available-for-sale at December 31, 2009 and 2008 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Carrying
	Cost	Gains	Losses	Fair Value	Value
		(In thousands)

2009:
U.S. Treasury securities	$19,212	$433	$(253)	$19,392	$19,392
Government sponsored agency securities	28,720	1,047	(145)	29,622	29,622
Corporate securities	97,135	3,117	(495)	99,757	99,757
Tax-exempt municipal securities	330,855	11,595	(815)	341,635	341,635
Mortgage pass-through securities	74,678	3,688	(72)	78,294	78,294
Collateralized mortgage obligations	15,260	104	(142)	15,222	15,222
Asset-backed securities	42,362	616	(292)	42,686	42,686

Total investment securities available-for-sale	$608,222	$20,600	$(2,214)	$626,608	$626,608

2008:
Fixed income securities:
U.S. Treasury securities	$10,817	$978	$—	$11,795	$11,795
Government sponsored agency securities	23,361	1,597	(2)	24,956	24,956
Corporate securities	56,951	1,024	(1,482)	56,493	56,493
Tax-exempt municipal securities	289,989	5,008	(5,883)	289,114	289,114
Mortgage pass-through securities	88,587	3,179	(1)	91,765	91,765
Collateralized mortgage obligations	3,585	41	(201)	3,425	3,425
Asset-backed securities	50,602	—	(5,861)	44,741	44,741

Total fixed income securities	523,892	11,827	(13,430)	522,289	522,289
Equity securities	11,333	—	(2,477)	8,856	8,856
Preferred stocks	851	—	(491)	360	360

Total investment securities available-for-sale	$536,076	$11,827	$(16,398)	$531,505	$531,505

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity securities at December 31, 2008 consisted of investments in exchange traded funds designed to correspond to the performance of certain indexes based on domestic or international stocks. The following tables present information about investment securities with unrealized losses at December 31, 2009 and 2008.

Unrealized losses at December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
		Aggregate		Aggregate		Aggregate
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
Investment Category	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)

Fixed income securities:
US Treasuries Securities	$7,737	$(253)	$—	$—	$7,737	$(253)
Government sponsored agency securities(1)	8,584	(145)	—	—	8,584	(145)
Corporate securities	27,001	(495)	—	—	27,001	(495)
Tax-exempt municipal securities	39,249	(416)	9,459	(399)	48,708	(815)
Mortgage pass-through securities	5,890	(72)	—	—	5,890	(72)
Collateralized mortgage obligations	2,960	(43)	624	(99)	3,584	(142)
Asset-backed securities	11,253	(131)	3,847	(161)	15,100	(292)

Total	$102,674	$(1,555)	$13,930	$(659)	$116,604	$(2,214)

(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

Unrealized losses at December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
		Aggregate		Aggregate		Aggregate
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
Investment Category	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)

Fixed income securities:
Government sponsored agency securities(1)	$258	$(2)	$—	$—	$258	$(2)
Corporate securities	23,275	(1,249)	4,105	(233)	27,380	(1,482)
Tax-exempt municipal securities	59,907	(2,578)	46,961	(3,305)	106,868	(5,883)
Mortgage pass-through securities	325	(1)	—	—	325	(1)
Collateralized mortgage obligations	1,561	(67)	116	(134)	1,677	(201)
Asset-backed securities	29,351	(2,652)	15,391	(3,209)	44,742	(5,861)

Total fixed income securities	114,677	(6,549)	66,573	(6,881)	181,250	(13,430)
Equity securities	8,856	(2,477)	—	—	8,856	(2,477)
Preferred stock	360	(491)	—	—	360	(491)

Total	$123,893	$(9,517)	$66,573	$(6,881)	$190,466	$(16,398)

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $13.9 million of securities with unrealized losses of 12 months or longer at December 31, 2009 in the above table, two securities with a combined fair value of $1.5 million had fair values that were less than 90% of the securities’ amortized cost. The combined unrealized loss on those securities is $0.3 million.

For debt securities that are considered other-than-temporarily impaired (“OTTI”) and that the Company does not intend to sell and more likely than not would not be required to sell prior to recovery of the amortized cost basis, the Company recognizes OTTI losses in accordance with the provisions of the Codification. The amount of the OTTI loss is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income. Approximately $0.7 million of the total unrealized losses at December 31, 2009 were from debt securities that had been impaired for one year or longer. Included in these securities was one security which had an unrealized loss that exceeded 20% of the related security’s book value at December 31, 2009. As of December 31, 2009, all payments were current on these debt securities and the Company expects to fully recover its investment in these securities no later than their scheduled maturities. The Company has no current intent to sell these securities nor is it more likely than not that the Company would be required to sell these securities. Therefore, based on management’s review of the financial strength of these debt securities and the Company’s expectation regarding future receipt of principal and interest, management concluded these debt securities were temporarily impaired as of December 31, 2009. For the year ended December 31, 2009, the Company recognized no OTTI losses related to debt securities.

For the year ended December 31, 2009, the Company recognized OTTI losses of $0.3 million related to its investment in preferred stock issued by Fannie Mae and Freddie Mac. In 2008, the Company recognized OTTI losses of approximately $10.2 million on its investments in preferred stocks (nearly all of which were government-sponsored agency fixed and variable preferred stocks) and approximately $3.2 million on its investment in equity indexed securities exchange-traded funds. No other-than-temporary declines in the fair value of the Company’s securities were recorded in 2007.

Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. At December 31, 2009 and 2008, the Company evaluated investment securities with fair values less than amortized cost and determined that the declines in value were temporary and were related primarily to the change in market rates since purchase or to other market anomalies that are expected to correct themselves. Furthermore, the Company has the ability and intent to hold the impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount.

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of December 31, 2009 and less than $5.4 million of indirect exposure to sub-prime mortgages. The following table provides a

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

breakdown of fair value by ratings on the bonds in the Company’s municipal portfolio as of December 31, 2009:

			Uninsured	Total Municipal
	Insured Bonds		Bonds	Portfolio Based on
	Insured	Underlying		Overall	Underlying
Rating	Ratings	Ratings	Ratings	Ratings(1)	Ratings
	(In thousands)

AAA	$11,320	$11,320	$16,846	$28,166	$28,166
AA+	22,712	15,327	34,946	57,658	50,273
AA	39,746	19,263	33,042	72,788	52,305
AA−	58,193	45,126	15,215	73,408	60,341
A+	33,837	44,656	10,001	43,838	54,657
A	13,142	32,651	4,255	17,397	36,906
A−	7,373	16,818	524	7,897	17,342
BBB+	—	1,162	5,411	5,411	6,573
BB−	—	—	1,339	1,339	1,339
Pre-refunded(2)	24,656	24,656	10,736	35,392	35,392
Not rated	1,330	1,330	—	1,330	1,330

Total	$212,309	$212,309	$132,315	$344,624	$344,624

(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(2)	These bonds have been pre-refunded by depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of December 31, 2009, we had no direct investments in any bond insurer, and the following three bond insurers insured more than 10% of the municipal bond investments in our portfolio:

				Average
		Insurer Ratings		Underlying
Bond Insurer	Fair Value	S&P	Moody’s	Bond Rating
	(Millions)

National Public Finance Guarantee Corporation	$96.2	A	Baa1	AA−/A+
Financial Security Assurance Inc.	45.7	AAA	Aa3	A+
Ambac Assurance Corp.	42.1	CC	Caa2	AA−/A+

We do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of fixed income securities available-for-sale at December 31, 2009, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Estimated
Maturity	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$26,086	$26,421
Due after one year through five years	182,947	191,065
Due after five years through ten years	241,747	247,224
Due after ten years	25,142	25,696
Securities not due at a single maturity date	132,300	136,202

Total fixed income securities	$608,222	$626,608

The consolidated amortized cost of fixed income securities available-for-sale deposited with various regulatory authorities was $205.8 million and $203.6 million at December 31, 2009 and 2008, respectively.

Major categories of consolidated net investment income are summarized as follows for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Fixed income securities	$23,696	$21,921	$19,307
Equity securities	161	384	65
Preferred stock	—	423	210
Cash and short-term investments	157	644	1,403

Total gross investment income	24,014	23,372	20,985
Less investment expenses	(882)	(767)	(678)

Net investment income	$23,132	$22,605	$20,307

Proceeds from the sales of fixed income and equity securities, related realized gains and losses and changes in unrealized gains (losses), excluding other-than-temporary impairments, were as follows:

				Change in
		Realized	Realized	Unrealized
	Proceeds	Gains	Losses	Gains (Losses)
		(In thousands)

Year Ended December 31, 2009:
Fixed income securities and preferred stock	$95,976	$737	$(361)	$20,480
Equity securities	10,786	—	(547)	2,477
Year Ended December 31, 2008:
Fixed income securities and preferred stock	$84,009	$59	$(535)	$(4,722)
Equity securities	—	—	—	(2,369)
Year Ended December 31, 2007:
Fixed income securities and preferred stock	$70,108	$30	$(135)	$2,941
Equity securities	—	—	—	(119)

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fair Value of Financial Instruments

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

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 includes U.S. Treasury securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Level 2 valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes government sponsored agency securities, corporate fixed-income securities, municipal bonds, mortgage pass-through securities, collateralized mortgage obligations and asset-backed securities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of December 31, 2009, the Company had no Level 3 financial assets or liabilities.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the December 31, 2009 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
		(In thousands)

U.S. Treasury securities	$19,392	$19,392	$—	$—
Government sponsored agency securities	29,622	—	29,622	—
Corporate securities	99,757	—	99,757	—
Tax-exempt municipal securities	341,635	—	341,635	—
Mortgage pass-through securities	78,294	—	78,294	—
Collateralized mortgage obligations	15,222	—	15,222	—
Asset-backed securities	42,686	—	42,686	—

Total	$626,608	$19,392	$607,216	$—

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity. As of December 31, 2009, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets. Therefore, no adjustment for market inactivity or illiquidity was necessary.

The Company obtains fair value inputs for securities in its investment portfolio from independent, nationally recognized pricing services. The Company obtains one price per instrument from these pricing services. The pricing services utilize multidimensional pricing models that vary by asset class and incorporate relevant inputs such as available trade, bid and quote market data for identical or similar instruments, model-based valuation techniques for which significant assumptions were observable and other market information to arrive at a fair value price for each security. This process takes into consideration the relevance of observable inputs based on factors such as the level of trading activity and the volume and currency of available prices and includes appropriate adjustments for nonperformance and liquidity risks. The Company did not obtain any broker quotes as part of the portfolio valuation process at December 31, 2009. When broker quotes are obtained, they are usually non-binding.

The Company also seeks input from independent portfolio managers and financial advisors engaged by the Company to assist in the management and oversight of its investment portfolio. The Company and an independent portfolio manager engaged by the Company review such amounts for reasonableness in relation to the following considerations, among others: recent trades of a particular security; the Company’s independent observations of recent developments affecting the economy in general and certain issuers in particular; and fair values from other sources, such as statements from the Company’s custodial banks. When other evidence indicates a fair value that is significantly different from that provided by an independent pricing service, the Company may challenge the fair value and request further validation and support from the independent pricing service, which may result in a revised fair value from the independent pricing service. If the Company has independent evidence indicating that a security’s fair value is significantly different from the final value provided by an independent pricing service, it may adjust the fair value accordingly. The Company did not adjust any of the December 31, 2009 values it obtained from independent pricing services and used those values in developing the fair value measurements in the Company’s consolidated financial statements as of December 31, 2009.

The Company may be required, from time to time, to measure certain other financial assets, such as goodwill, fixed assets and other long-lived assets, at fair value on a non-recurring basis in accordance with

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAAP. These adjustments to fair value usually result from write-downs of individual assets. None of these assets were measured to fair value during the year ended December 31, 2009.

5.	Premiums

Direct premiums written totaled $286.0 million, $263.8 million, and $273.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Premiums receivable consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Premiums receivable	$15,057	$16,864
Allowance for doubtful accounts	(580)	(490)

Premiums receivable, net of allowance	$14,477	$16,374

The activity in the allowance for doubtful accounts for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

Balance at December 31, 2006	$(1,109)
Additions charged to bad debt expense	(512)
Write offs charged against allowance	205

Balance at December 31, 2007	(1,416)
Reductions credited to bad debt expense	905
Write offs charged against allowance	21

Balance at December 31, 2008	(490)
Additions charged to bad debt expense	(91)
Write offs charged against allowance	1

Balance at December 31, 2009	$(580)

6.	Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Computer equipment and software	$4,456	$3,732
Furniture and equipment	2,977	2,418
Leasehold improvements	3,190	2,389

	10,623	8,539
Less accumulated depreciation and amortization	(5,267)	(3,349)

Property and equipment, net	$5,356	$5,190

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Policy Acquisition costs

The following reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Beginning balance	$23,175	$19,832	$15,433
Policy acquisition costs deferred	47,015	46,974	40,880
Amortization of deferred policy acquisition costs	(44,653)	(43,631)	(36,481)

Ending balance	$25,537	$23,175	$19,832

8.	Reinsurance

a.	Reinsurance Ceded

Under reinsurance treaties, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

On October 1, 2009, the Company renewed its reinsurance treaties with nonaffiliated reinsurers wherein it retains the first $500,000 of each loss occurrence. The next $500,000 of losses per occurrence (excess of the first $500,000 of losses per occurrence retained by the Company) are 50% reinsured. The new reinsurance program, which is effective through September 30, 2010 and similar to the program that expired September 30, 2009, provides coverage up to $85.0 million per loss occurrence as follows:

Layer	General Description

$500,000 for each loss occurrence in excess of $500,000 for each loss occurrence	50% reinsured, subject to an aggregate annual limit of $17.0 million.
$1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $10.0 million. Includes general liability coverage.
$3.0 million for each loss occurrence in excess of $2.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $12.0 million. Includes general liability coverage.
$5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $15.0 million. Includes general liability coverage.
$10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence	Fully reinsured, subject to an aggregate annual limit of $20.0 million and a limit of $7.5 million maximum for any one life.
$30.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $60.0 million and a limit of $7.5 million maximum for any one life.
$35.0 million for each loss occurrence in excess of $50.0 million for each loss occurrence	Fully reinsured, subject to an annual aggregate limit of $70.0 million and a limit of $7.5 million maximum for any one life.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Company’s current excess of loss reinsurance treaties were placed with the following reinsurers:

Reinsurer	A.M. Best Rating

Allied World Assurance Company Ltd.	“A” (Excellent)
Aspen Insurance UK Limited	“A” (Excellent)
Catlin Underwriting (US) o/b/o Lloyd’s Syndicate 2003 (SJC)	“A” (Excellent)
Hannover Rueckversicherung AG	“A” (Excellent)
Hannover Re (Bermuda) Limited	“A” (Excellent)
Lloyd’s of London (Various syndicates)	“A” (Excellent)
MAX Bermuda	“A−” (Excellent)
Paris Re S.A.	“A−” (Excellent)
Partner Reinsurance Company of the U.S.	“A+” (Excellent)
Tokio Millennium Reinsurance Limited	“A+” (Excellent)

Effective January 1, 2010, the Company renewed its quota-share reinsurance agreement with a nonaffiliated reinsurer wherein it cedes 100% of its residual market business assumed from the National Council on Compensation Insurance (the “NCCI”) for policy years 2009 and 2010.

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

As part of the Acquisition, SeaBright and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $3.0 million at December 31, 2009 and $4.2 million at December 31, 2008. The decrease in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying consolidated statements of operations.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of the Acquisition. Thereafter, the Trust shall be adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $3.8 million at December 31, 2009 and $2.8 million at December 31, 2008.

b.	Reinsurance Assumed

The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance, which operates residual market programs on behalf of some states. The states in which the Company assumed residual market business in 2009 and 2008 include the following: Alabama, Alaska, Arizona, Arkansas, Connecticut, Delaware, the District of Columbia, Georgia, Idaho, Illinois, Iowa, Kansas, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, North Carolina, Oregon, South Carolina, South Dakota, and Virginia.

c.	Reinsurance Recoverables and Income Statement Effects

Balances affected by reinsurance transactions are reported gross of reinsurance in the balance sheets. Reinsurance recoverables are comprised of the following amounts at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)

Reinsurance recoverables on unpaid loss and loss adjustment expenses	$34,080	$18,231
Reinsurance recoverables on paid losses	259	313

Total reinsurance recoverables	$34,339	$18,544

The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to losses from reinsurer insolvencies. In the event a reinsurer is unable to meet its obligations, the Company would be liable for the losses under the agreement.

The following table summarizes the Company’s top ten reinsurers, based on net amount recoverable, as of December 31, 2009:

		Net Amount
		Recoverable as of
	A.M. Best	December 31,
Reinsurer	Rating	2009
		(In thousands)

Hannover Rucversicherungs Aktiengesellschaft*	A	$14,517
MAX RE Limited*	A−	7,162
Swiss Reinsurance America Corp.	A	3,996
Argonaut Insurance Company	A	1,475
Catlin UW/Lloyds Syndicate 2003 (SJC)*	A	1,182
Platinum Underwriters Reinsurance	A	978
Partner Reinsurance Company of the US*	A+	587
Allied World Reinsurance Company	A	587
Lloyds UW Syndicate 2987 BRT*	A	393
Paris Re S.A.*	A−	235

Total		$31,112

*	Participant in current excess of loss reinsurance treaty program or individual risk reinsurance placements.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded no write-offs of uncollectible reinsurance recoverables in the years ended December 31, 2009, 2008, and 2007.

The effects of reinsurance are as follows for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Reinsurance assumed:
Written premiums	$3,978	$6,559	$9,668
Earned premiums	3,625	7,169	8,576
Losses and loss adjustment expenses incurred	693	4,673	5,607
Commission expenses incurred	1,475	3,523	2,959
Reinsurance ceded:
Written premiums	$27,234	$14,520	$15,300
Earned premiums	22,685	14,447	14,979
Losses and loss adjustment expenses incurred	17,981	6,321	2,121
Commissions earned	2,589	1,591	1,121

Provisions in the three lower layer treaties (covering losses from $0.5 million to $10.0 million) in the Company’s 2005-2006 reinsurance program allow the Company the ability, at its sole discretion, to commute the contracts within 24 months of expiration in return for a contingent profit commission calculated in accordance with terms specified in the contracts. In accordance with these provisions, the Company commuted these treaties in 2008 in return for a contingent profit commission of approximately $2.3 million. As of December 31, 2009, there were no ceded losses associated with these layers and it is not expected that developed losses that would otherwise be covered by reinsurance will exceed the contingent profit commission. The contingent profit commission was recorded as a reduction of loss and loss adjustment expenses.

Provisions in the three lower layer treaties (covering losses from $1.0 million to $10.0 million) in the Company’s 2006-2007 reinsurance program allow the Company the ability, at its sole discretion, to commute the contracts within 24 months of expiration in return for a contingent profit commission calculated in accordance with terms specified in the contracts. In accordance with these provisions, the Company commuted the $5.0 million excess $5.0 million layer of this treaty in 2009 in return for a contingent profit commission of approximately $0.7 million. The two lower layers (from $1.0 million to $5.0 Million) were not commuted. As of December 31, 2009, there were no ceded losses associated with the $5.0 million excess $5.0 million layer and it is not expected that developed losses that would otherwise be covered by reinsurance will exceed the contingent profit commission. The contingent profit commission was recorded as a reduction of loss and loss adjustment expenses.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Beginning balance:
Unpaid loss and loss adjustment expense	$292,027	$250,085	$198,356
Reinsurance recoverables	(18,231)	(14,034)	(13,504)

Net balance, beginning of year	273,796	236,051	184,852

Incurred related to:
Current year	172,411	168,559	162,018
Prior years	(1,411)	(24,978)	(34,081)
Receivable under adverse development cover	1,169	(1,646)	248

Total incurred	172,169	141,935	128,185

Paid related to:
Current year	(43,570)	(42,253)	(35,480)
Prior years	(83,810)	(63,583)	(41,258)

Total paid	(127,380)	(105,836)	(76,738)

Receivable under adverse development cover	(1,169)	1,646	(248)

Net balance, end of year	317,416	273,796	236,051
Reinsurance recoverables	34,080	18,231	14,034

Unpaid loss and loss adjustment expense	$351,496	$292,027	$250,085

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses decreased by a net amount of $1.4 million in 2009. Net adverse development of prior year loss reserves totaled $14.4 million and related to the following accident years: $8.8 million in 2008, $5.0 million in 2007, and $0.9 million in 2006. This adverse development was offset by $0.3 million of net favorable development of loss reserves related to accident years 2005 and prior. The net adverse development on loss reserves was offset by $15.8 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools. The $15.8 million related to the following accident years: $4.3 million in 2008, $4.2 million in 2007, $3.5 million in 2006, and $3.8 million in 2005 and prior.

In 2008, unpaid loss and loss adjustment expense related to prior years decreased by a net amount of $25.0 million. Favorable development of prior year loss reserves totaled $19.7 million and related to the following accident years: $11.6 million in 2007, $5.1 million in 2006, $2.4 million in 2005, and $0.6 million in 2005 and prior. Additionally, there was $5.3 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools. The $5.3 million related to the following accident years: $3.5 million in 2007, $2.3 million in 2006 and $1.1 million in 2005, offset by $1.6 million of adverse development in 2004 and prior.

In 2007, unpaid loss and loss adjustment expense related to prior years decreased by a net amount of $34.1 million. Net favorable development of prior year loss reserves totaled $27.7 million and related to the following accident years: $17.3 million in 2006 and $11.7 million in 2005, offset by $1.3 million of adverse development in 2004 and prior. Additionally, there was $6.4 million of net favorable development of other

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools. The $6.4 million related to the following accident years: $2.2 million in 2006, $3.5 million in 2005 and $0.7 million in 2004 and prior.

At December 31, 2009 and 2008, the Company reduced unpaid loss and loss adjustment expense by $8.9 million and $5.6 million, respectively, for anticipated salvage and subrogation recoveries.

10.	Surplus Notes

On May 26, 2004, SBIC issued in a private placement $12.0 million in subordinated floating rate Surplus Notes due in 2034. The note holder is ICONS, Ltd. and Wilmington Trust Company acts as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which the Company may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. To date, there has been no Excess Interest. The interest rate at December 31, 2009 was 4.3%. Interest and principal may be paid only upon the prior approval of the Illinois Department of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Department of Insurance approval, the Company cannot pay dividends on its capital stock, is limited in its ability to redeem, purchase or acquire any of its capital stock and cannot make payments of interest or principal on any debt issued by the Company which ranks equal with or junior to the Surplus Notes. If an event of default occurs and is continuing, the principal and accrued interest can become immediately due and payable. Interest expense for the years ended December 31, 2009, 2008, and 2007 was $0.6 million, $0.9 million, and $1.1 million, respectively.

The notes are redeemable prior to 2034 by the Company, in whole or in part, from time to time, on or after May 24, 2009 on an interest payment date.

Issuance costs of $591,000 incurred in connection with the Surplus Notes are being amortized over the life of the notes using the effective interest method. Amortization expense for the years ended December 31, 2009, 2008, and 2007 was $29,000, $43,000 and $56,000, respectively.

11.	Income Taxes

The operations of SeaBright and its subsidiaries are included in a consolidated federal income tax return.

The following is a reconciliation of the difference between the “expected” income tax computed by applying the federal statutory income tax rate of 35% to income before income taxes and the total income taxes reflected on the books for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Expected income tax expense at statutory rates	$5,805	$14,749	$20,439
State income tax expense, net of federal benefit	134	240	374
Tax exempt bond interest income	(3,446)	(3,153)	(2,562)
Valuation allowance on capital losses	—	957	—
Other	558	70	233

Total income tax expense	$3,051	$12,863	$18,484

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for federal income tax reporting purposes. The significant components of the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Unpaid loss and loss adjustment expenses	$17,141	$14,558
Unearned premium	11,184	10,253
Unrealized net loss on investment securities	—	1,600
Bad debt reserves	202	171
Restricted stock grants	2,559	2,244
Amortizable assets	168	448
Accrued vacation and bonus	532	408
Guaranty fund payable	337	262
Net capital loss carryover	5,356	405
Other than temporary impairments	—	4,690
Other	799	1,549

Total gross deferred tax assets	38,278	36,588
Valuation allowance	—	(1,995)

Deferred tax asset, net of valuation allowance	38,278	34,593
Deferred tax liabilities:
Prepaid expenses	(299)	(323)
Unrealized net gain on investment securities	(6,435)	—
State insurance licenses	(420)	(420)
Deferred acquisition costs	(8,938)	(8,111)
Other	(325)	(595)

Total deferred tax liabilities	(16,417)	(9,449)

Net deferred tax asset	$21,861	$25,144

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

As of December 31, 2009, no valuation allowance was recorded. As of December 31, 2008, management established a valuation allowance of approximately $2.0 million (of which $976,000 was recorded in tax expense and $1.0 million was recorded in accumulated other comprehensive income), which was reversed through accumulated other comprehensive income in 2009.

As of December 31, 2009, the Company had capital loss carry forwards of approximately $15.3 million. Approximately $146,000 expires in 2010, $431,000 expires in 2011, $106,000 expires in 2012, $475,000 expires in 2013 and $14.1 million expires in 2014.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Statutory Net Income and Stockholders’ Equity

SBIC is required to file annually with state regulatory insurance authorities financial statements prepared on an accounting basis as prescribed or permitted by such authorities (statutory basis accounting or “SAP”). Statutory net income and capital and surplus (stockholders’ equity) differ from amounts reported in accordance with GAAP, primarily because of the following accounting treatments prescribed by SAP: policy acquisition costs are expensed when incurred; certain assets designated as “nonadmitted” for statutory purposes are charged to surplus; fixed-income securities are reported primarily at amortized cost or fair value based on their rating by the National Association of Insurance Commissioners (“NAIC”); policyholders’ dividends are expensed as declared rather than accrued as incurred; deferred income taxes are charged or credited directly to unassigned surplus; and any change in the admitted net deferred tax asset is offset to equity. Following is a summary of SBIC’s statutory net gain for the years ended December 31, 2009, 2008, and 2007 and statutory capital and surplus as of December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
	(In thousands)

Statutory net gain	$12,565	$24,398	$33,693
Statutory capital and surplus	306,911	275,702	256,322

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Illinois without prior approval of regulatory authorities is restricted if such dividend, together with other distributions during the 12 preceding months, would exceed the greater of 10% of the insurer’s statutory surplus as of the preceding December 31 or the statutorily adjusted net income for the preceding calendar year. If the limitation is exceeded, then such proposed dividend must be reported to the Director of Insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized gains. At December 31, 2009, SBIC had statutory earned surplus of $112.7 million. Consequently, SBIC would be able to pay up to $30.7 million of stockholder dividends in 2010 without the prior approval of the regulators.

In June 2007, the Illinois Department of Insurance completed a comprehensive financial examination of SBIC’s 2005 statutory annual statement. The examination report contained three findings, none of which resulted in any fines, penalties or adjustments to SBIC’s financial statements. Prior to this examination, KEIC was last examined by the Illinois Department of Insurance as of December 31, 2000.

The State of Illinois imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified within certain levels, each of which requires specified corrective action. SBIC exceeded the minimum risk-based capital requirements at December 31, 2009 and 2008.

13.	Commitments

The Company leases certain office space for its headquarters and regional offices under agreements that are accounted for as operating leases. Lease expense totaled $3.4 million, $2.9 million and $1.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. Total rent, including the effect of rent increases and concessions, is expensed on a straight-line basis over the respective lease terms.

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments required under the agreements are as follows:

Operating
leases
(In thousands)

2010	$2,904
2011	3,122
2012	3,010
2013	2,608
2014	2,240
Thereafter	3,441

$17,325

14.	Retirement Plan

The Company maintains a defined contribution 401(k) retirement savings plan covering substantially all of its employees. In 2009, 2008 and 2007, the Company matched 100% of the first five percent of eligible compensation contributed to the plan on a pre-tax basis. For the year ended December 31, 2007, the Company made additional contributions equal to one percent of compensation for all persons who were employed at the end of the year. Employees are 100% vested in all matching contributions when they are made. Contribution expense for the years ended December 31, 2009, 2008, and 2007 was $1.1 million, $1.2 million and $0.8 million, respectively.

15.	Contingencies

a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has accrued a liability for guaranty fund and other assessments of $7.9 million at December 31, 2009 and has recorded a related asset for premium tax offset and policy surcharges of $3.5 million at that date. This amount represents management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

16.	Retrospectively Rated Contracts

On October 1, 2003, the Company began selling workers’ compensation insurance policies for which the premiums vary based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment. Accrued retrospectively rated premiums are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums and return retrospective premiums are recorded as additions to and reductions from written premium, respectively. Approximately 7.2%, 10.7% and 11.9% of the Company’s direct premiums written for the years ended December 31, 2009, 2008 and 2007, respectively, related to retrospectively rated contracts. The Company accrued $11.8 million for retrospective premiums receivable and $21.5 million for return retrospective

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premiums at December 31, 2009 and $12.3 million for retrospective premiums receivable and $18.5 million for return retrospective premiums at December 31, 2008.

17.	Intangible Assets and Goodwill

Intangible assets, other than goodwill, consist of the following at December 31, 2009 and 2008:

		Gross Carrying
	Amortization	Amount		Accumulated Amortization
	Period (years)	at December 31		at December 31
		2009	2008	2009	2008
	(In thousands)

Intangible assets:
State insurance licenses	—	$1,200	$1,200	$—	$—
State business licenses	—	25	25	—	—
Renewal rights	2	783	783	783	783
Internally developed software	3	944	944	944	944
Trademark	5	50	50	50	50
Customer relations	2	30	30	30	30
Black/White Nevada Non-Compete Agreement	3	390	—	184	—

		$3,422	$3,032	$1,991	$1,807

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2009. The conclusion reached as a result of the annual goodwill impairment testing was that the fair value of each reporting unit to which goodwill had been allocated was in excess of the respective reporting unit’s carrying value; therefore, no impairment was necessary.

As part of the Company’s goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company using the December 31, 2009 common stock price. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to transaction premium. The amount of the transaction premium was determined to be reasonable based on recent insurance transactions and specific facts and circumstances related to the Company.

If current market conditions persist during 2010, in particular if the Company’s share price remains meaningfully below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, subsequent reviews of goodwill could result in an impairment of goodwill during 2010 or later.

The weighted average amortization period for all intangible assets subject to amortization is 2.7 years. Aggregate amortization expense was $184,000, $7,500 and $10,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The changes in the carrying amount of goodwill for the year ended December 31, 2009, were as follows:

(In thousands)

Balance as of January 1, 2009	$4,212
Contingent purchase consideration	159
Acquisition purchase adjustment	(50)

Balance as of December 31, 2009	$4,321

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Share-Based Payment Arrangements

At December 31, 2009, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004. In April 2007, the Board of Directors further amended the 2003 Plan and amended the 2005 Plan.

The Board of Directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Board of Directors. At December 31, 2009, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 481,946 shares had been granted, and 2,631,525 shares for issuance under the 2005 Plan, of which 2,106,692 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

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

Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 is shown in the following table. No compensation cost was capitalized during years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Stock-based compensation expense related to:
Nonvested restricted stock	$4,117	$4,720	$2,312
Stock options	686	988	698

Total	$4,803	$5,708	$3,010

Total related tax benefit	$377	$1,122	$839

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a.	Stock Options

The fair values of stock options granted during the years ended December 31, 2009, 2008 and 2007 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected term (years)	6.3	6.3	6.3
Expected stock price volatility	34.0%	29.5%	26.3%
Risk-free interest rate	2.31%	3.02%	4.58%
Expected dividend yield	—	—	—
Estimated fair value per option	$3.73	$5.15	$6.75

The expected term of options was determined using the “simplified method,” which averages an award’s weighted average vesting period. For 2007, the expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the initial public offering of its common stock in January 2005 and the historical volatility of a peer company’s stock for a period of time equal to the expected term of the option. In 2008 and 2009, expected stock price volatility was based on the Company’s historical stock price volatility since the public offering of its common stock in January 2005. The change in determining volatility was made in 2008 because the Company had developed credible historical data based solely on the Company’s stock volatility. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company did not pay stockholder dividends in 2009 or in prior years.

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

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the years ended December 31, 2009 and 2008:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise Price	Contractual Life	Intrinsic
	Options	per Share	(years)	Value
				(In thousands)

Outstanding at December 31, 2007	1,015,321	$10.70	7.0	$4,450
Granted	205,202	14.44	—	—
Forfeited	—	—	—	—
Exercised	(134,346)	8.29	—	—
Cancelled	(32,300)	16.78	—	—

Outstanding at December 31, 2008	1,053,877	11.55	7.1	204
Granted	216,202	9.86	—	—
Forfeited	(28,043)	13.86	—	—
Exercised	(7,250)	6.54	—	—
Cancelled	(9,126)	16.91	—	—

Outstanding at December 31, 2009	1,225,660	11.19	6.2	368

Exercisable at December, 2009	804,325	10.30	5.0	960
Exercisable at December, 2008	654,090	9.33	6.1	1,573

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $11.49 and $11.74 at December 31, 2009 and 2008, respectively. As of December 31, 2009, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 29.1 months. Proceeds from the exercise of stock options totaled approximately $47,000 in 2009 and approximately $1.1 million in 2008. The total intrinsic value of stock options exercised was approximately $27,580 in 2009 and approximately $758,700 in 2008.

As of December 31, 2009, there were 524,833 shares of common stock available for issuance of future share-based awards. In accordance with the provisions of the 2005 Plan, the number of shares authorized for issuance under the 2005 Plan was automatically increased by 433,516 shares on January 1, 2010, resulting in 958,349 shares available for issuance as of that date. The following table presents additional information regarding options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price

$6.54 - 9.90	497,300	5.3	$7.27	369,468	$6.54
10.11-12.54	323,394	6.2	10.63	239,807	10.63
13.93-15.96	191,766	8.1	14.65	61,345	14.80
17.16-18.68	213,200	6.9	18.08	133,705	18.01

	1,225,660	6.2	11.19	804,325	10.30

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b.	Restricted Stock

The following table summarizes restricted stock activity for the years ended December 31, 2009 and 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	473,880	$17.80
Granted	428,742	14.32
Vested	(102,900)	16.47
Forfeited	—	—

Outstanding at December 31, 2008	799,722	16.11
Granted	372,315	10.30
Vested	(183,625)	17.53
Forfeited	(52,392)	11.41

Outstanding at December 31, 2009	936,020	13.78

As of December 31, 2009, there was $5.2 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 20.7 months.

19.	Quarterly Financial Information (unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2009, 2008 and 2007.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except earnings per share)

2009:
Premiums earned	$58,004	$60,029	$64,427	$61,967
Loss and loss adjustment expenses	38,564	41,212	42,216	50,177
Underwriting, acquisition and insurance expenses	19,794	16,090	18,155	19,005
Net income (loss)	3,988	4,302	6,665	(1,420)
Diluted earnings (loss) per share	$0.19	$0.20	$0.31	$(0.07)
2008:
Premiums earned	$56,722	$55,685	$68,687	$67,550
Loss and loss adjustment expenses	30,409	32,156	39,154	40,216
Underwriting, acquisition and insurance expenses	15,646	17,678	17,350	20,495
Net income	10,852	6,432	1,781	10,213
Diluted earnings per share	$0.52	$0.30	$0.08	$0.48
2007:
Premiums earned	$48,631	$54,757	$59,721	$64,886
Loss and loss adjustment expenses	25,918	29,012	34,921	38,334
Underwriting, acquisition and insurance expenses	12,631	14,692	15,172	16,437
Net income	10,073	10,203	9,650	9,986
Diluted earnings per share	$0.48	$0.49	$0.46	$0.48

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsequent Events

Management has evaluated subsequent events from December 31, 2009. On March 2, 2010, our Board of Directors authorized a quarterly dividend of $0.05 per common share commencing in the first quarter 2010 and payable on April 9, 2010 to shareholders of record on March 23, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, who joined our company on February 3, 2010, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of SeaBright Insurance Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the design and operating effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued their report regarding the audit of the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included in this Item 9A.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting during our fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

We have audited SeaBright Insurance Holdings, Inc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SeaBright Insurance Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
March 16, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Common Stock Ownership” contained in our proxy statement for the 2010 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Director Compensation” contained in our proxy statement for the 2010 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the sections captioned “Common Stock Ownership” and “Executive Compensation” contained in our proxy statement for the 2010 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” contained in our proxy statement for the 2010 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the sections captioned “Principal Accounting Fees and Services” contained in our proxy statement for the 2010 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009.

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
John G. Pasqualetto,
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 16, 2010.

Signature	Title

/s/ John G. Pasqualetto John G. Pasqualetto	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott H. Maw Scott H. Maw	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ M. Philip Romney M. Philip Romney	Vice President — Finance, Principal Accounting Officer (Principal Accounting Officer)

/s/ Peter Y. Chung Peter Y. Chung	Director

/s/ Joseph A. Edwards Joseph A. Edwards	Director

/s/ William M. Feldman William M. Feldman	Director

/s/ Mural R. Josephson Mural R. Josephson	Director

/s/ George M. Morvis George M. Morvis	Director

/s/ Michael D. Rice Michael D. Rice	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SeaBright Insurance Holdings, Inc.:

Under date of March 16, 2010, we reported on the consolidated balance sheets of SeaBright Insurance Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in this annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Seattle, Washington
March 16, 2010

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share information)

ASSETS
Cash and cash equivalents	$9,116	$10,133
Federal income tax recoverable	4,441	1,671
Other assets	7,137	7,435
Investment in subsidiaries	338,813	305,627

Total assets	$359,507	$324,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses and other liabilities	$34	$53

Total liabilities	34	53

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 authorized; issued and outstanding — 21,675,786 shares at December 31, 2009 and 21,392,854 at December 31, 2008	217	214
Paid-in capital	205,079	200,893
Accumulated other comprehensive income (loss)	12,927	(4,009)
Retained earnings	141,250	127,715

Total stockholders’ equity	359,473	324,813

Total liabilities and stockholders’ equity	$359,507	$324,866

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and earnings per share information)

Revenue:
Income from subsidiaries	$17,451	$33,341	$42,418
Net investment income	205	330	734

	17,656	33,671	43,152
Losses and expenses	5,594	6,329	4,375

Income before income taxes	12,062	27,342	38,777

Income tax benefit:
Current	(1,173)	(887)	(303)
Deferred	(300)	(1,049)	(832)

	(1,473)	(1,936)	(1,135)

Net income	$13,535	$29,278	$39,912

Basic earnings per share	$0.65	$1.43	$1.96
Diluted earnings per share	$0.63	$1.38	$1.90
Weighted average basic shares outstanding	20,702,572	20,498,305	20,341,931
Weighted average diluted shares outstanding	21,515,153	21,232,762	20,976,525

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
					Other
	Outstanding				Comprehensive		Total
	Common	Preferred	Common	Paid-in	Income	Retained	Stockholders’
	Shares	Stock	Stock	Capital	(Loss)	Earnings	Equity
	(In thousands)

Balance at December 31, 2006	20,553	$—	$205	$190,593	$(197)	$58,525	$249,126
Net income	—	—	—	—	—	39,912	39,912
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $36	—	—	—	—	69	—	69
Decrease in unrealized loss on investment securities available for sale, net of tax of $951	—	—	—	—	1,766	—	1,766

Comprehensive income	—	—	—	—	—	—	41,747
Stock based compensation	—	—	—	3,010	—	—	3,010
Restricted stock grants	240	—	3	—	—	—	3
Exercise of stock options, including tax benefit of $110	38	—	—	420	—	—	420

Balance at December 31, 2007	20,831	—	208	194,023	1,638	98,437	294,306
Net income	—	—	—	—	—	29,278	29,278
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $4,792	—	—	—	—	9,089	—	9,089
Increase in unrealized loss on investment securities available for sale, net of tax benefit of $6,236	—	—	—	—	(14,736)	—	(14,736)

Comprehensive income	—	—	—	—	—	—	23,631
Stock based compensation, net of taxes of $78	—	—	—	5,630	—	—	5,630
Restricted stock grants	428	—	4	—	—	—	4
Exercise of stock options, including tax benefit of $148	134	—	2	1,240	—	—	1,242

Balance at December 31, 2008	21,393	—	214	200,893	(4,009)	127,715	324,813
Net income	—	—	—	—	—	13,535	13,535
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $150	—	—	—	—	279	—	279
Increase in unrealized loss on investment securities available for sale, net of tax benefit of $7,885	—	—	—	—	14,642	—	14,642

Comprehensive income	—	—	—	—	—	—	28,456
Stock based compensation, net of taxes $192	—	—	—	4,611	—	—	4,611
Restricted stock grants	320	—	4	—	—	—	4
Exercise of stock options, including tax benefit of $0	7	—		47	—	—	47
Tax effect of change in deferred tax asset valuation allowance recorded in comprehensive income	—	—	—	—	2,015	—	2,015
Surrender of stock in connection with restricted stock vesting	(44)	—	(1)	(472)	—	—	(473)

Balance at December 31, 2009	21,676	$—	$217	$205,079	$12,927	$141,250	$359,473

See report of independent registered public accounting firm.

SEABRIGHT INSURANCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$13,535	$29,278	$39,912
Adjustment to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(17,451)	(33,341)	(42,418)
Benefit for deferred income taxes	(300)	(1,049)	(832)
Amortization of intangible assets	—	10	(10)
Compensation cost on stock options	686	988	698
Grant of restricted shares of common stock	4,117	4,720	2,311
Changes in certain assets and liabilities:
Receivable from subsidiaries	1,790	2,285	(4,026)
Federal income taxes payable (recoverable)	(2,962)	(4,122)	3,606
Other assets	8	53	(68)
Accrued expenses and other liabilities	(18)	—	(15)

Net cash used in operating activities	(595)	(1,178)	(842)

Cash flows from investing activities, net of effects of acquisition:
Cash paid for acquisition, net of cash acquired	—	—	(1,178)
Issuance of intercompany promissory note	—	(1,700)	—

Net cash used in investing activities	—	(1,700)	(1,178)

Cash flows from financing activities:
Proceeds from exercise of stock options	47	1,094	313
Deferred tax benefit from disqualifying dispositions	—	148	—
Surrender of stock in connection with restricted stock vesting	(473)	—	—
Grant of restricted stock	4	4	—

Net cash provided by (used in) financing activities	(422)	1,246	313

Net decrease in cash and cash equivalents	(1,017)	(1,632)	(1,707)
Cash and cash equivalents at beginning of period	10,133	11,765	13,472

Cash and cash equivalents at end of period	$9,116	$10,133	$11,765

See report of independent registered public accounting firm.

SCHEDULE IV — REINSURANCE

SEABRIGHT INSURANCE HOLDINGS, INC.

					Percent of
		Ceded to	Assumed		Amount
		Other	from Other		Assumed
	Direct	Companies	Companies	Net	to Net
	(In thousands)

Year ended December 31, 2009:
Premiums Earned	$263,486	$22,685	$3,625	$244,427	1.5%
Year ended December 31, 2008:
Premiums Earned	255,949	14,447	7,169	248,644	2.9%
Year ended December 31, 2007:
Premiums Earned	234,398	14,979	8,576	227,995	3.8%

See report of independent registered public accounting firm.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

SEABRIGHT INSURANCE HOLDINGS, INC.

		Unpaid				Loss and Loss		Amortization
	Deferred	Loss and				Adjustment Expenses Incurred		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net	Related to		Policy	and Loss	Gross
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium(1)	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2009	$25,537	$351,496	$169,006	$244,427	$23,132	$172,411	$(242)	$44,653	$127,380	$290,002
Year ended December 31, 2008	23,175	292,027	154,312	248,644	22,605	168,559	(26,624)	43,631	105,836	270,344
Year ended December 31, 2007	19,832	250,085	145,213	227,995	20,307	162,018	(33,833)	36,481	76,738	282,658

(1)	Net unearned premium represents unearned premiums minus prepaid reinsurance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
3.2		Amended and Restated By-laws of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)
4.1		Specimen Common Stock Certificate (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
4.2		Indenture dated as of May 26, 2004 by and between SeaBright Insurance Company and Wilmington Trust Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.1†	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10	.2†	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.3†	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Joseph S. De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.4†	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard W. Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.5†	Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.6†	Employment Agreement, dated as of March 31, 2005, by and between SeaBright Insurance Company and Debra Drue Wax (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 5, 2005)
10.7		Purchase Agreement, dated as of July 14, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.8		Amendment Letter to Purchase Agreement, dated as of July 30, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.9		Amendment Letter to Purchase Agreement, dated as of September 15, 2003, by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.10		Escrow Agreement, dated as of September 30, 2003, by and among Wells Fargo Bank Minnesota, National Association, SeaBright Insurance Holdings, Inc. and Kemper Employers Group, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number		Description

10.11		Adverse Development Excess of Loss Reinsurance Agreement, dated as of September 30, 2004, between Lumbermens Mutual Casualty Company and Kemper Employers Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.12		Amended and Restated Reinsurance Trust Agreement, dated as of February 29, 2004, by and among Lumbermens Mutual Casualty Company and SeaBright Insurance Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.13		Commutation Agreement, dated as of September 30, 2003, by and between Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.14		Administrative Services Agreement, dated as of September 30, 2003, by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.15		Administrative Services Agreement, dated as of September 30, 2003, by and among Kemper Employers Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.16		Claims Administration Services Agreement, dated as of September 30, 2003, by and among Kemper Employers Insurance Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.17		Side Letter, dated as of September 29, 2003, by and among SeaBright Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company, Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.18†	Amendment to Employment Agreement by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
10.19		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and John Pasqualetto (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.20		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.21		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Joseph De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.22		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Richard Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.23		Executive Stock Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Holdings, Inc. and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.24		Executive Stock Agreement, dated as of June 30, 2004, by and between SeaBright Insurance Holdings, Inc. and Chris Engstrom (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

Exhibit
Number		Description

10.25		Executive Stock Agreement, dated as of June 30, 2004, by and between SeaBright Insurance Holdings, Inc. and James Louden Borland III (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.26		Stock Purchase Agreement, dated as of June 30, 2004, by and between SeaBright Insurance Holdings, Inc. and each of the purchasers named therein (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10	.27†	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.28		Tax and Expense Sharing Agreement, dated as of March 12, 2004, by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.29		Agency Services Agreement, effective as of October 1, 2003, by and between SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10.30		Floating Rate Surplus Note, dated May 26, 2004, from SeaBright Insurance Company to Wilmington Trust Company, as trustee, for $12,000,000 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.31		Side Letter, dated as of September 28, 2004, by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and Lumbermens Mutual Casualty Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)
10	.32†	Form of Stock Option Award Agreement for awards granted under 2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)
10	.33†	Form of Restricted Stock Grant Agreement for grants to directors under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 28, 2005)
10	.34†	SeaBright Insurance Holdings, Inc. Bonus Plan 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51124), filed March 17, 2008)
10	.35†	Form of Restricted Stock Grant Agreement for grants to officers under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51124), filed March 29, 2006)
10	.36†	Employment Agreement, dated as of August 15, 2006, by and between SeaBright Insurance Company and Marc B. Miller, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed August 17, 2006)
10	.37†	Second Amended and Restated 2003 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed April 3, 2007)
10	.38†	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed April 3, 2007)
10	.39†	SeaBright Insurance Holdings, Inc. Bonus Plan 2008 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed February 26, 2008)
10	.40†	Form of Bonus Exhibit under SeaBright Insurance Holdings, Inc. Bonus Plan 2008 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed April 2, 2008)
10	.41†	Employment Offer Letter to Mr. Robert P. Cuthbert, dated August 13, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed October 17, 2008)
10	.42†	SeaBright Insurance Holdings, Inc. 2009 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34204), filed April 2, 2009)

Exhibit
Number		Description

10	.43†	Release and Settlement Agreement (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34204), filed June 30, 2009)
10	.44†	Employment Agreement with M. Philip Romney, dated November 3, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed November 6, 2009)
10	.45†	Revised Offer Letter to Mr. Scott H. Maw (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed February 9, 2010)
21	.1*	Subsidiaries of the registrant
23	.1*	Consent of KPMG LLP
31	.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31	.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	.1*	Section 1350 Certification (Chief Executive Officer)
32	.2*	Section 1350 Certification (Chief Financial Officer)

*	Filed herewith.

†	Indicates a management contract, compensatory plan, contract or arrangement required to be filed pursuant to Item 601 of Regulation S-K.