Form 10-Q
period 2010-03-31
SEABRIGHT INSURANCE HOLDINGS INC
filed 2010-05-10
CIK 1267201

UNITED STATES SECURITIES AND
 EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Shares outstanding as of May 7, 2010
Common Stock, $0.01 Par Value	22,007,824

SeaBright Insurance Holdings, Inc.

Index

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $620,868 in 2010 and $608,222 in 2009)	$634,240	$626,608
Cash and cash equivalents	37,169	12,896
Accrued investment income	6,378	6,734
Premiums receivable, net of allowance	15,830	14,477
Deferred premiums	190,105	182,239
Service income receivable	245	317
Reinsurance recoverables	37,293	34,339
Due from reinsurer	6,818	6,707
Receivable under adverse development cover	3,010	3,010
Prepaid reinsurance	6,243	6,760
Property and equipment, net	4,907	5,356
Federal income tax recoverable	3,767	4,774
Deferred income taxes, net	21,980	21,861
Deferred policy acquisition costs, net	27,512	25,537
Intangible assets, net	1,398	1,431
Goodwill	4,321	4,321
Other assets	5,215	7,494
Total assets	$1,006,431	$964,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$361,905	$351,496
Unearned premiums	184,071	175,766
Reinsurance funds withheld and balances payable	7,859	7,312
Premiums payable	5,764	4,786
Accrued expenses and other liabilities	71,349	54,028
Surplus notes	12,000	12,000
Total liabilities	642,948	605,388

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 21,921,249 shares at March 31, 2010 and 21,675,786 shares at December 31, 2009	219	217
Paid-in capital	205,858	205,079
Accumulated other comprehensive income	9,667	12,927
Retained earnings	147,739	141,250
Total stockholders’ equity	363,483	359,473
Total liabilities and stockholders’ equity	$1,006,431	$964,861

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except share and earnings per share information)

Revenue:
Premiums earned	$60,630	$58,004
Claims service income	213	246
Other service income	33	64
Net investment income	6,079	5,647
Net realized gains	6,532	11
Other income	830	1,231
	74,317	65,203
Losses and expenses:
Loss and loss adjustment expenses	42,749	38,564
Underwriting, acquisition and insurance expenses	18,757	19,794
Interest expense	128	174
Other expenses	2,490	2,072
	64,124	60,604
Income before taxes	10,193	4,599

Income tax expense	2,606	611
Net income	$7,587	$3,988

Basic earnings per share	$0.37	$0.19
Diluted earnings per share	$0.35	$0.19

Dividends declared per share	$0.05	$–

Weighted average basic shares outstanding	20,745,761	20,614,696
Weighted average diluted shares outstanding	21,605,704	21,308,120

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Cash flows from operating activities:
Net income	$7,587	$3,988
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	10,810	10,928
Policy acquisition costs deferred	(12,786)	(12,548)
Provision for depreciation and amortization	1,479	1,261
Compensation cost on restricted shares of common stock	1,109	1,086
Compensation cost on stock options	196	159
Net realized gain on investments	(6,532)	(11)
Deferred income tax (benefit) expense	1,649	(1,577)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	10,409	16,674
Income taxes payable	1,006	2,171
Reinsurance recoverables, net of reinsurance withheld	(2,000)	(6,927)
Unearned premiums, net of deferred premiums and premiums receivable	(914)	1,150
Accrued investment income	356	352
Other assets and other liabilities	5,817	3,243
Net cash provided by operating activities	18,186	19,949

Cash flows from investing activities:
Purchases of investments	(120,512)	(28,116)
Sales of investments	116,113	8,899
Maturities and redemption of investments	11,053	16,355
Purchases of property and equipment	(44)	(882)
Net cash provided by (used in) investing activities	6,610	(3,744)

Cash flows from financing activities:
Proceeds from grant of restricted shares of common stock	3	3
Surrender of stock in connection with restricted stock vesting	(526)	(473)
Net cash used in financing activities	(523)	(470)

Net increase in cash and cash equivalents	24,273	15,735
Cash and cash equivalents at beginning of period	12,896	22,872
Cash and cash equivalents at end of period	$37,169	$38,607

Supplemental disclosures:
Interest paid on surplus notes	$131	$189
Accrued expenses for purchases of investments	13,716	–

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaBright Insurance Holdings, Inc. (“SIH” or “SeaBright”) and its wholly owned subsidiaries, SeaBright Insurance Company (“SBIC”), PointSure Insurance Services, Inc. (“PointSure”), Total HealthCare Management, Inc. (“THM”), and Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”) (collectively, the “Company,” “we” or “us”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2010.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain reclassifications have been made to the prior year’s financial statements to confirm to classifications used in the current year. The Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 has been revised to correct an immaterial error in the elimination of intercompany revenue and expense. The corrections had no impact on income before taxes, net income or the loss, expense and combined ratios. The following table summarizes the impact of the correction:

	As Reported	Adjustment	As Revised
	(in thousands)
Other income	$2,677	$(1,446)	$1,231
Other expense	3,518	(1,446)	2,072

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

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Basic weighted average shares outstanding	20,746	20,615
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	860	693
Diluted weighted average shares outstanding	21,606	21,308

c.	Dividends

On March 2, 2010, the Company’s Board of Directors authorized a quarterly dividend of $0.05 per common share commencing in the first quarter 2010.  The dividend was paid on April 9, 2010 to stockholders of record on March 23, 2010. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of its Board of Directors and will be dependent on the Company’s earnings, financial condition, operating results, capital requirements, any contractual restrictions, regulatory and other restrictions on the payment of dividends by the Company’s subsidiaries, and other factors that the Company’s Board of Directors deems relevant.

d.  Comprehensive Income

The following table summarizes the Company’s comprehensive income for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income	$7,587	$3,988
Reclassification adjustment for net realized gains recorded into income	(6,532)	(11)
Tax expense related to reclassification adjustment for gains	2,286	4
Change in net unrealized gains on investment securities available for sale	1,518	5,943
Tax expense related to change in net unrealized gains	(532)	(2,123)
Total comprehensive income	$4,327	$7,801

e.  Other Significant Accounting Policies

For a more complete discussion of the Company’s significant accounting policies, please see Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2009 in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2010.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value and carrying value of investment securities available for sale at March 31, 2010 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities	$24,167	$387	$(245)	$24,309	$24,309
Government sponsored agency securities	25,942	941	(108)	26,775	26,775
Corporate securities	130,856	1,848	(725)	131,979	131,979
Tax-exempt municipal securities	312,202	8,658	(1,433)	319,427	319,427
Mortgage pass-through securities	68,410	3,122	(100)	71,432	71,432
Collateralized mortgage obligations	14,810	175	(53)	14,932	14,932
Asset-backed securities	44,481	941	(36)	45,386	45,386
Total investment securities available for sale	$620,868	$16,072	$(2,700)	$634,240	$634,240

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to:  the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions.  The Company has the ability and intent to hold impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount.

Approximately $0.2 million of the total unrealized losses at March 31, 2010 were from debt securities that had been impaired for one year or longer.  Included in these securities is one security which had an unrealized loss that exceeded 20% of the related security’s book value at March 31, 2010.  As of March 31, 2010, all payments to date are current on these debt securities and the Company expects to fully recover its investment in these securities no later than their scheduled maturities. The Company has no current intent to sell these securities. Therefore, based on management’s review of the financial strength of these debt securities and the Company’s expectation regarding future receipt of principal and interest, management concluded these debt securities were temporarily impaired as of March 31, 2010. For the three months ended March 31, 2010, the Company recognized no other-than-temporary impairment losses related to debt securities.

 The following table presents information about investment securities with unrealized losses at March 31, 2010:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
	(in thousands)
U.S. Treasury securities	$10,074	$(215)	$688	$(30)	$10,762	$(245)
Government sponsored agency securities (1)	6,622	(108)	–	–	6,622	(108)
Corporate securities	68,678	(725)	–	–	68,678	(725)
Tax-exempt municipal securities	91,680	(1,282)	8,139	(151)	99,819	(1,433)
Mortgage pass-through securities (2)	15,448	(100)	–	–	15,448	(100)
Collateralized mortgage obligations	1,894	(3)	168	(50)	2,062	(53)
Asset-backed securities	11,859	(22)	2,981	(14)	14,840	(36)
Total	$206,255	$(2,455)	$11,976	$(245)	$218,231	$(2,700)
_____________
(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.
(2)	Includes adjustable rate mortgage securities.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of March 31, 2010 and approximately $7.9 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of ratings on the bonds in the Company’s municipal portfolio as of March 31, 2010:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (1)	Underlying Ratings
	(in thousands)
AAA	$11,000	$11,000	$16,856	$27,856	$27,856
AA+	18,184	18,066	37,890	56,074	55,956
AA	35,159	19,856	46,432	81,591	66,288
AA-	52,250	57,114	18,475	70,725	75,589
A+	27,924	29,821	9,789	37,713	39,610
A	13,291	15,044	7,371	20,662	22,415
A-	3,152	8,899	521	3,673	9,420
BBB+	-	1,160	6,203	6,203	7,363
Pre-refunded (2)	20,458	20,458	9,096	29,554	29,554
Not rated	1,342	1,342	-	1,342	1,342
Total	$182,760	$182,760	$152,633	$335,393	$335,393
__________
(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.
(2)	These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of March 31, 2010, we had no direct investments in any bond insurer, and the following three bond insurers insured more than 10% of the municipal bond investments in our portfolio:

				Average Underlying
		Insurer Ratings		Bond
Bond Insurer	Fair Value	S&P	Moody’s	Rating
	(Millions)
National Public Finance Guarantee Corporation	$83.0	A	Baa1	AA-/A+
Assured Guaranty Municipal Corporation	36.0	AAA	Aa3	AA/AA-
Ambac Assurance Corp.	35.0	R	Caa2	AA-

We do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at March 31, 2010, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$28,522	$28,908
Due after one year through five years	181,803	189,268
Due after five years through ten years	237,558	239,295
Due after ten years	45,284	45,019
Securities not due at a single maturity date	127,701	131,750
Total fixed income securities	$620,868	$634,240

The consolidated amortized cost of investment securities available for sale deposited with various regulatory authorities at March 31, 2010 was $208.1 million.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Premiums

Direct premiums written totaled $74.6 million and $76.8 million for the three month periods ended March 31, 2010 and 2009, respectively.

Premiums receivable consisted of the following at March 31, 2010 and December 31, 2009:
	March 31, 2010	December 31, 2009
	(in thousands)
Premiums receivable	$16,414	$15,057
Allowance for doubtful accounts	(584)	(580)
Premiums receivable, net of allowance	$15,830	$14,477

5.	Reinsurance

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders. On October 1, 2009, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $500,000 of each loss occurrence and the next $500,000 of losses per occurrence are 50% reinsured.  This reinsurance program, which expires on September 30, 2010, provides loss coverage up to $85.0 million per loss occurrence.

6.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$351,496	$292,027
Reinsurance recoverables	(34,080)	(18,231)
Net balance, beginning of year	317,416	273,796
Incurred related to:
Current period	42,874	37,666
Prior periods	(125)	324
Receivable under adverse development cover	−	574
Total incurred	42,749	38,564
Paid related to:
Current period	(5,031)	(5,288)
Prior periods	(30,082)	(23,466)
Total paid	(35,113)	(28,754)
Receivable under adverse development cover	−	(574)
Net balance, end of year	325,052	283,032
Reinsurance recoverables	36,853	25,669
Unpaid loss and loss adjustment expense	$361,905	$308,701

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses decreased by a net amount of $0.1 million in the three months ended March 31, 2010. The net favorable development of $0.1 million related to accident year 2004.

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loss and loss adjustment expenses in the three months ended March 31, 2009 include an increase in loss reserves of approximately $0.3 million comprised of an increase of approximately $0.9 million in SeaBright  reserves and a reduction of approximately $0.6 million of Kemper Employers Insurance Company (“KEIC”) reserves, a company we acquired in September 2003. The majority of the 2009 SeaBright loss reserve increase related to accident year 2008 and the KEIC loss reserve decrease related to accident years 2002 and prior.

7.    Contingencies

a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has accrued a liability for guaranty fund and other assessments of $8.7 million at March 31, 2010 and has recorded a related asset for premium tax offset and policy surcharges of $1.3 million at that date. This amount represents management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid.  Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

8.     Share-Based Payment Arrangements

At March 31, 2010, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2008.

At March 31, 2010, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 481,946 shares had been granted, and 3,065,041 shares for issuance under the 2005 Plan, of which 2,425,698 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

a.  Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	1,225,660	$11.19	6.2	$368
Granted	86,293	11.06	-	-
Forfeited	(5,000)	13.95	-	-
Exercised	-	-	-	-
Cancelled	(7,750)	13.32	-	-
Outstanding at March 31, 2010	1,299,203	11.16	6.2	-

Exercisable at March 31, 2010	875,655	10.69	5.0	277

Index

SEABRIGHT INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $11.01 on March 31, 2010.  There were no proceeds from the exercise of stock options during the quarter ended March 31, 2010.

b. Restricted Stock

The following table summarizes restricted stock activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	936,020	$13.78
Granted	303,320	11.06
Vested	(183,000)	18.21
Forfeited	(9,750)	12.55
Outstanding at March 31, 2010	1,046,590	12.23

As of March 31, 2010, there was $7.3 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 26 months.

c. Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009 is shown in the following table. No compensation cost was capitalized during the periods shown.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$1,109	$1,086
Stock options	196	159
Total	$1,305	$1,245

Total related tax benefit	$406	$367

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments in the accompanying consolidated financial statements and notes:

•
Cash and cash equivalents, premiums receivable, accrued expenses, other liabilities and surplus notes: The carrying amounts for these financial instruments as reported in the accompanying condensed consolidated balance sheets approximate their fair values.

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

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.  As of March 31, 2010, the Company had no Level 3 financial assets or liabilities.

The table below presents the March 31, 2010 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1 (1)	Level 2	Level 3
	(in thousands)
Securities available for sale	$634,240	$24,309	$609,931	$–
__________

(1)	Consists of the Company’s investments in U.S. Treasury securities.

At March 31, 2010 there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis.  Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly.  When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity.  As of March 31, 2010, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets.  Therefore, no adjustment for market inactivity or illiquidity was necessary.  There were no transfers between levels during the three months ended March 31, 2010.

10.  Subsequent Events

Management has evaluated subsequent events from March 31, 2010 and concluded there were no subsequent events to be reported during this period.

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this quarterly report. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

The discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

•	changes in the U.S. economy and workforce levels;

•	our dependency on a concentrated geographic market;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	potential downgrades in our rating or changes in rating agency policies or practices;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	unexpected issues relating to claims or coverage and changes in legal theories of liability under our insurance policies;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in financial and capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our executive officers or other key personnel;

•	our inability to raise capital in the future;

•	our status as an insurance holding company with no direct operations;

•	our reliance on independent insurance brokers;

Index

•	increased assessments or other surcharges by states in which we write policies;

•	our potential exposure to losses if Lumbermens Mutual Casualty Company (“LMC”) were to be placed into receivership;

•	the effects of acquisitions that we may undertake;

•	failure of our customers to pay additional premium under our retrospectively rated policies;

•	the effects of acts of terrorism or war;

•	cyclical changes in the insurance industry;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation and other factors.

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

Additional information concerning these and other factors is contained in our SEC filings, including, but not limited to, our 2009 Annual Report on Form 10-K.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

Gross Premiums Written.  Gross premiums written consists of direct premiums written and premiums assumed from the National Council on Compensation Insurance (“NCCI”) residual market pools.  The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended March 31, 2010 totaled $76.0 million, a decrease of $3.3 million, or 4.2%, from $79.3 million of gross premiums written in the same period of 2009.  Much of the decrease in gross premiums written resulted from payroll declines from our “core” product lines.  Our core product lines contributed $54.4 million or 71.6% of the total gross premiums for the three months ended March 31, 2010 compared to $68.3 million or 86.1% in the same period of 2009. The decrease in our core product lines was partially offset by a net $9.8 million increase in our “program” business. Our program business includes alternative markets and small maritime programs. Excluding work we perform as the servicing carrier for the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”), the total number of customers we serviced increased from over 1,260 at March 31, 2009 to over 1,500 at March 31, 2010. The majority of the customer increase related to our “program” book of business while the number of core customers remained flat. By design, our program business will have a larger number of customers with a smaller average premium size than our core book of business. Total in-force payrolls, one of the factors used in determining premium charges, increased 4.5% from $6.9 billion at March 31, 2009 to $7.2 billion at March 31, 2010. California continues to be our largest market, accounting for approximately $142.0 million, or 46.5% of our in-force premiums at March 31, 2010. This represents an increase of $22.4 million, or 18.7%, from approximately $119.6 million of in-force premiums in California, or 40.3% of total in-force premiums, at March 31, 2009.

Index

Premiums assumed from the NCCI residual markets for the three months ended March 31, 2010 decreased $1.1 million, or 44.0% to $1.4 million from $2.5 million for the same period in 2009.

Net Premiums Written.  Net premiums written totaled $70.3 million for the three months ended March 31, 2010 compared to $72.0 million in the same period in 2009, representing a decrease of $1.7 million, or 2.4%. The decrease in net premiums written for the three months ended March 31, 2010 was primarily attributable to the decrease in gross written premiums mentioned above, offset in part by a decrease in ceded premiums written of $1.4 million primarily resulting from residual market business.

Net Premiums Earned.  Net premiums earned totaled $60.6 million for the three months ended March 31, 2010 compared to $58.0 million for the same period in 2009, representing an increase of $2.6 million, or 4.5%. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned increased $3.9 million, or 6.4%, to $64.9 million for the three months ended March 31, 2010 from $61.0 million for the same period in 2009 due to the increase in total in-force payrolls discussed above. Premiums earned in the three month period of 2010 were also reduced by net adjustments of $0.7 million on retrospectively rated policies due to favorable loss results on those policies.

The following is a summary of our top five markets based on direct premiums earned:

	Quarter Ended March 31,
	2010		2009
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$28,655	44.1%	$24,158	39.6%
Louisiana	5,907	9.1	6,513	10.7
Illinois	3,967	6.1	4,614	7.6
Texas	3,749	5.8	4,304	7.1
Alaska	3,146	4.8	3,638	6.0
Total	$45,424	69.9%	$43,227	71.0%

Net premiums earned are also affected by premiums ceded under reinsurance agreements and premiums we involuntarily assumed from the NCCI residual markets. Ceded premiums earned for the three months ended March 31, 2010 totaled $6.4 million compared with $5.3 million for the same period in 2009, representing an increase of $1.1 million, or 20.1%. The majority of the increase related to reinsurance policies we entered into in 2008 and 2009 under which we cede 100% of NCCI assumed business for policy years 2009 and 2010.  Earned premiums assumed from the NCCI residual markets for the three months ended March 31, 2010 decreased $0.2 million, or 7.5% to $2.1 million from $2.3 million for the same period in 2009.

Net Investment Income.  Net investment income was $6.1 million for the three months ended March 31, 2010 compared to $5.6 million for the same period in 2009, representing an increase of $0.5 million, or 8.4%.  Average invested assets for the three months ended March 31, 2010 increased $89.2 million, or 15.8%, from $566.3 million in 2009 to $655.5 million in 2010.  Our yield on average invested assets for the three months ended March 31, 2010 was approximately 3.7% compared to approximately 4.0% for the same period in 2009.

Net Realized Gains.  Net realized gains totaled $6.5 million for the three months ended March 31, 2010 compared to $11,000 for the same period in 2009. The realized gains in 2010 related to the sale of investment securities, and will enable us to utilize a portion of our capital loss carry forwards, which totaled approximately $15.3 million at December 31, 2009.

Index

Other Income.  Other income totaled $0.8 million for the three months ended March 31, 2010 compared to $1.2 million for the same period in 2009, representing a decrease of $0.4 million, or 34.6%. Other income is derived primarily from the operations of PointSure (including BWNV), our wholesale broker and third party administrator, and THM, our provider of medical bill review, utilization review, nurse case management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $42.7 million for the three months ended March 31, 2010 compared to $38.6 million for the same period in 2009, representing an increase of $4.1 million, or 10.6%.  Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended March 31, 2010 was 70.2% compared to 66.1% for the same period in 2009.  The increase in our net loss ratio for the three months ended March 31, 2010 was primarily attributable to an increase in the estimated loss ratio from 56.7% in the first quarter of 2009 to 61.5% in the same period of 2010.  The increase in the estimated loss ratio was attributable to revised actuarial estimates based on the latest emerging loss experience, primarily in our state act businesses in California and Illinois.

Accident year 2010 is incomplete, as only three months of the year have been earned as of March 31, 2010.  An expected loss ratio was established for each jurisdiction and type of loss (indemnity, medical, ALAE).  The expected loss ratio of 61.5% for 2010 was multiplied by the booked accident year earned premium to produce the ultimate losses to date.  The expected loss ratio selections are reviewed quarterly with each internal reserve study.  Given the short experience period for the current accident year, the expected loss ratios are usually maintained at least through the first 12 months of the accident year and revised thereafter as the underlying data matures.

While there was some movement in the actuarial indicated ultimate values related to accident year 2009, it was not significant and, as a result, the carried ultimate loss estimates were not changed from the December 31, 2009 estimates.

For accident years 2008 and prior, the ultimate loss estimates at March 31, 2010 were slightly lower when compared to December 31, 2009 and resulted in a net decrease of our loss reserves of $0.1 million. Due to the longer tail nature of workers’ compensation claims, movements in an accident year’s ultimate loss estimate can be reasonably expected.

As of March 31, 2010, we had recorded a receivable of approximately $3.0 million for KEIC loss development under the adverse development cover we entered into with LMC on September 30, 2003, the date we acquired KEIC from LMC. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 31, 2010, we had access to approximately $3.8 million under the related collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $18.8 million for the three months ended March 31, 2010, compared to $19.8 million for the same period in 2009, representing a decrease of $1.0 million, or 5.2%.  Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended March 31, 2010 was 30.9%, compared to 34.0% for the same period in 2009. The decrease in the expense ratio for the three months ended March 31, 2010 was primarily the result of the $2.6 million increase in net premiums earned.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $128,000 for the three months ended March 31, 2010, compared to $174,000 for the same period in 2009, representing a decrease of $46,000, or 26.4%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR  plus 400 basis points, decreased from 5.2% at March 31, 2009 to 4.3% at March 31, 2010.

Other Expenses. Other expenses totaled $2.5 million for the three months ended March 31, 2010, compared to $2.1 million for same period in 2009, representing an increase of $0.4 million, or 20.2%. Other expenses result primarily from the operations of PointSure (including BWNV), which accounted for approximately $1.1 million of expenses in the quarter ended March 31, 2010 and 2009, and THM, which accounted for approximately $1.2 million of expenses for the three months ended March 31, 2010 compared to $0.8 million for the same period in 2009.

Index

Income Tax Expense. The effective tax rate for the three months ended March 31, 2010 was 25.6%, compared to 13.3% for the same period in 2009.  Our effective tax rate for the period ended March 31, 2010 was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At March 31, 2010, approximately 50.4% of our investment portfolio was invested in tax-exempt municipal bonds, compared to approximately 54.1% at March 31, 2009.  Our effective tax rate for the three month period ended March 31, 2009 was lower than the statutory tax rate of 35.0% primarily as a result of the reversal of a deferred tax valuation allowance which was originally established against our deferred tax asset at December 31, 2008.  This amount was recorded as a reduction to income tax expense in the quarter ended March 31, 2009 and had the effect of increasing net income for that period by that amount. We subsequently concluded that the March 31, 2009 reversal should have been recorded in accumulated other comprehensive income rather than in income tax expense. The effect of this correction in the quarter ended June 30, 2009 was to increase income tax expense and to reduce net income by approximately $976,000.

 Net Income.  Net income was $7.6 million for the three months ended March 31, 2010, compared to $4.0 million for the same period in 2009, representing an increase of $3.6 million, or 90.2%.  The increase in net income for the three months ended March 31, 2010 was primarily the result of $6.5 million in net realized gains and an increase of $2.6 million in net premiums earned. These amounts were offset by increases of $4.2 million in loss and loss adjustment expense and $2.0 million in income tax expense.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses, to purchase investments and to pay declared common stock dividends.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of March 31, 2010 has an effective duration of 4.95 years with individual maturities extending to 30 years. Currently, we make claim payments from positive cash flows from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.

At March 31, 2010, our investment portfolio consisted of investment-grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. Our investment policy allows for investment in domestic and international equities up to 6% and 1.5%, respectively, of our statutory consolidated capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2008 and as renewed on October 1, 2009, our reinsurance program provides for retention of the first $500,000 of each loss occurrence and the next $500,000 of losses per occurrence are 50% reinsured up to $85.0 million, subject to various deductibles and exclusions.  Our reinsurance program that was effective October 1, 2007 to October 1, 2008, provides us with reinsurance protection for each loss occurrence in excess of $1.0 million, up to $75.0 million, subject to various deductibles and exclusions. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

SeaBright is a holding company with minimal unconsolidated revenue. As SeaBright pays dividends and has other capital needs in the future, we anticipate that it will be necessary for our insurance subsidiary to pay dividends to SeaBright. Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. The payment of such dividends will be regulated as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II to our Annual Report on Form 10-K for the year ended December 31, 2009.

Our unaudited condensed consolidated net cash provided by operating activities for the three months ended March 31, 2010 was $18.2 million, compared to our cash flow from operations of $19.9 million for the same period in 2009. The decrease is mainly attributable to a decrease in premiums collections and an increase in paid losses, net of reinsurance.

Index

Net cash provided by investing activities was $6.6 million in the three months ended March 31, 2010, compared to $3.7 million of net cash used during the same period in 2009. The increase was primarily driven by lower net investment purchase activity (purchases, net of sales and maturities).

For the three months ended March 31, 2010 and 2009, financing activities used a total of $0.5 million due to the surrender of stock to cover tax withholding obligations associated with the vesting of restricted stock.

Contractual Obligations and Commitments

During the three months ended March 31, 2010, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses including losses that have occurred but were not reported to us by the financial reporting date, the amount and recoverability of reinsurance recoverable balances, deferred policy acquisition costs, income taxes, the valuation of goodwill, the impairment of investment securities, earned but unbilled premiums and retrospective premiums. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We had fixed-income investments with a fair value of $634.2 million at March 31, 2010 that are subject to interest rate risk compared with $626.6 million at December 31, 2009. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

Since December 31, 2009, there have been no material changes in the quantitative or qualitative aspect of our market risk profile.  For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.

Index

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  1A.    Risk Factors

During the quarter ended March 31, 2010, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended March 31, 2010:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2010 through January 31, 2010)	–	–	–	–
Month #2 (February 1, 2010 through February 28, 2010)	–	–	–	–
Month # 3 (March 1, 2010 through March 31, 2010)	48,107	$10.94	–	–

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended March 31, 2010; however, our employees surrendered 48,107 shares of our common stock to satisfy the tax withholding obligation in connection with the vesting of restricted stock awards issued under our 2005 Plan.

Item 6.    Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT INSURANCE HOLDINGS, INC.

Date: May 10, 2010

	By:	/s/ John G. Pasqualetto
John G. Pasqualetto
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott H. Maw
Scott H. Maw
Senior Vice President – Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Index

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated herein by reference. Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

Exhibit
Number	Description

10.1	Employment offer letter with Scott H. Maw dated January 4, 2010 (incorporated by reference to the Company’s current report on Form 8-K (file no. 001-34204) filed on February 9, 2010)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)