Form 10-Q
period 2010-06-30
SeaBright Holdings, Inc.
filed 2010-08-09
CIK 1267201

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 001-34204

SeaBright Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1501 4th Avenue, Suite 2600
Seattle, WA 98101
 (Address of principal executive offices, including zip code)

(206) 269-8500
(Registrant’s telephone number, including area code)

SeaBright Insurance Holdings, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 6, 2010
Common Stock, $0.01 Par Value	22,023,529

SeaBright Holdings, Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $645,166 in 2010 and $608,222 in 2009)	$666,949	$626,608
Cash and cash equivalents	19,907	12,896
Accrued investment income	6,941	6,734
Premiums receivable, net of allowance	15,509	14,477
Deferred premiums	188,266	182,239
Service income receivable	221	317
Reinsurance recoverables	44,343	34,339
Due from reinsurer	5,783	6,707
Receivable under adverse development cover	3,010	3,010
Prepaid reinsurance	5,651	6,760
Property and equipment, net	5,635	5,356
Federal income tax recoverable	10,765	4,774
Deferred income taxes, net	20,866	21,861
Deferred policy acquisition costs, net	27,105	25,537
Intangible assets, net	1,391	1,431
Goodwill	2,794	4,321
Other assets	10,409	7,494
Total assets	$1,035,545	$964,861
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$411,865	$351,496
Unearned premiums	180,609	175,766
Reinsurance funds withheld and balances payable	6,371	7,312
Premiums payable	7,290	4,786
Accrued expenses and other liabilities	63,689	54,028
Surplus notes	12,000	12,000
Total liabilities	681,824	605,388

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 22,024,321 shares at June 30, 2010 and 21,675,786 shares at December 31, 2009	220	217
Paid-in capital	207,259	205,079
Accumulated other comprehensive income	15,135	12,927
Retained earnings	131,107	141,250
Total stockholders’ equity	353,721	359,473
Total liabilities and stockholders’ equity	$1,035,545	$964,861

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and earnings per share information)
Revenue:
Premiums earned	$65,621	$60,029	$126,251	$118,033
Claims service income	224	243	437	489
Other service income	52	47	85	111
Net investment income	5,880	5,651	11,959	11,298
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	–	(258)	–	(258)
Less portion of losses recognized in accumulated other comprehensive income	–	–	–	–
Net impairment losses recognized in earnings	–	(258)	–	(258)
Other net realized gains (losses) recognized in earnings	3,851	(86)	10,383	(75)
Other income	896	977	1,726	2,208
	76,524	66,603	150,841	131,806
Losses and expenses:
Loss and loss adjustment expenses	79,696	41,212	122,445	79,776
Underwriting, acquisition and insurance expenses	17,059	16,090	35,816	35,884
Interest expense	132	152	260	326
Goodwill impairment	1,527	–	1,527	–
Other expenses	2,402	2,642	4,892	4,714
	100,816	60,096	164,940	120,700
Income (loss) before taxes	(24,292)	6,507	(14,099)	11,106

Income tax expense (benefit)	(8,762)	2,205	(6,156)	2,816
Net income (loss)	$(15,530)	$4,302	$(7,943)	$8,290

Basic earnings (loss) per share	$(0.74)	$0.21	$(0.38)	$0.40
Diluted earnings (loss) per share	$(0.74)	$0.20	$(0.38)	$0.39

Weighted average basic shares outstanding	20,893,983	20,724,956	20,820,281	20,670,130
Weighted average diluted shares outstanding	20,893,983	21,412,646	20,820,281	21,383,475

Dividends declared per share	$0.05	$–	$0.10	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$(7,943)	$8,290
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of deferred policy acquisition costs	22,745	22,039
Policy acquisition costs deferred	(24,313)	(24,510)
Provision for depreciation and amortization	3,136	2,532
Compensation cost on restricted shares of common stock	2,268	2,144
Compensation cost on stock options	438	351
Net realized (gain) loss on investments	(10,383)	333
Deferred income tax benefit	(140)	(1,708)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	60,369	30,701
Income tax payable	(5,992)	(1,095)
Reinsurance recoverables, net of reinsurance withheld	(8,912)	(10,362)
Unearned premiums, net of deferred premiums and premiums receivable	(2,216)	6,335
Accrued investment income	(207)	(144)
Other assets and other liabilities	4,189	(591)
Net cash provided by operating activities	33,039	34,315

Cash flows from investing activities:
Purchases of investments	(254,446)	(80,670)
Sales of investments	205,597	15,042
Maturities and redemption of investments	25,649	30,682
Purchases of property and equipment	(1,207)	(1,713)
Net cash used in investing activities	(24,407)	(36,659)

Cash flows from financing activities:
Proceeds from exercise of stock options	26	–
Grant of restricted shares of common stock	4	4
Surrender of stock in connection with restricted stock vesting	(553)	(473)
Stockholder dividends paid	(1,098)	–
Net cash used in financing activities	(1,621)	(469)

Net increase (decrease) in cash and cash equivalents	7,011	(2,813)
Cash and cash equivalents at beginning of period	12,896	22,872
Cash and cash equivalents at end of period	$19,907	$20,059

Supplemental disclosures:
Interest paid on surplus notes	$257	$348
Federal income taxes paid	–	5,400
Accrued expenses for purchases of investments	8,424	1,072
Receivable for sales of investments	2,936	–

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaBright Holdings, Inc. (“SHI” or “SeaBright”) and its wholly owned subsidiaries, SeaBright Insurance Company (“SBIC”), PointSure Insurance Services, Inc. (“PointSure”), Total HealthCare Management, Inc. (“THM”), and Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”) (collectively, the “Company,” “we” or “us”).  On May 24, 2010, SeaBright announced that it changed its corporate name from SeaBright Insurance Holdings, Inc. to SeaBright Holdings, Inc. to better reflect the different products and services offered by its subsidiary companies.  All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary to state fairly the financial information set forth therein. Results of operations for the three month or six month periods ended June 30, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain reclassifications have been made to the prior year’s financial statements to conform to classifications used in the current year. The condensed consolidated statements of operations for the three months and six months ended June 30, 2009 have been revised to correct an immaterial error in the elimination of intercompany revenue and expense. The corrections had no impact on income before taxes, net income or the loss, expense and combined ratios. The following table summarizes the impact of the corrections:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in thousands)
Other income	$1,645	$(668)	$977	$4,322	$(2,114)	$2,208
Other expense	3,310	(668)	2,642	6,828	(2,114)	4,714

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

b.  Earnings Per Share

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and six month periods ended June 30, 2010 and 2009:

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Basic weighted average shares outstanding	20,894	20,725	20,820	20,670
Weighted average dilutive shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	–	688	–	713
Diluted weighted average shares outstanding	20,894	21,413	20,820	21,383

The effect of including shares issuable upon the exercise of outstanding stock options and the vesting of nonvested restricted stock is antidilutive for the three month and six month periods ended June 30, 2010. Therefore, such shares have been excluded from the calculation of diluted weighted average shares outstanding. The numbers of such shares excluded for the three month and six month periods ended June 30, 2010 were approximately 843,000 and 874,000, respectively.

c.  Stockholder Dividends

On May 11, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share payable on July 15, 2010 to stockholders of record on July 1, 2010. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of its Board of Directors and will be dependent on the Company’s earnings, financial condition, operating results, capital requirements, any contractual restrictions, regulatory and other restrictions on the payment of dividends by the Company’s subsidiaries, and other factors that the Company’s Board of Directors deems relevant.

d.   Comprehensive Income

The following table summarizes the Company’s comprehensive income for the three month and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$(15,530)	$4,302	$(7,943)	$8,290
Reclassification adjustment for net realized (gains) losses recorded into income	(3,851)	344	(10,383)	333
Tax expense (benefit) related to reclassification adjustment gains (losses)	1,348	(120)	3,633	(117)
Increase in unrealized gains/losses on investment securities available for sale	12,262	3,051	13,780	8,994
Tax expense related to unrealized gains (losses)	(4,291)	(1,068)	(4,822)	(3,148)
Tax effect of change in deferred tax asset valuation allowance recorded in comprehensive income	–	854	–	812
Total comprehensive income (loss)	$(10,062)	$7,363	$(5,735)	$15,164

e.   Other Significant Accounting Policies

For a more complete discussion of the Company’s significant accounting policies, please see Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2009 in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2010.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value and carrying value of investment securities available-for-sale at June 30, 2010 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities	$21,202	$785	$–	$21,987	$21,987
Government sponsored agency securities	24,135	1,258	–	25,393	25,393
Corporate securities	149,781	5,836	(62)	155,555	155,555
Tax-exempt municipal securities	305,871	8,753	(293)	314,331	314,331
Mortgage pass-through securities	59,515	3,449	–	62,964	62,964
Collateralized mortgage obligations	26,214	388	(52)	26,550	26,550
Asset-backed securities	58,448	1,721	–	60,169	60,169
Total investment securities available for sale	$645,166	$22,190	$(407)	$666,949	$666,949

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

Approximately $91,000 of the total unrealized losses at June 30, 2010 were from debt securities that had been impaired for one year or longer. Included in these securities is one security which had an unrealized loss that exceeded 20% of the related security’s book value at June 30, 2010. As of June 30, 2010, all payments to date are current on these debt securities and the Company expects to fully recover its investment in these securities no later than their scheduled maturities. The Company has no current intent to sell these securities. Therefore, based on management’s review of the financial strength of these debt securities and the Company’s expectation regarding future receipt of principal and interest, management concluded these debt securities were temporarily impaired as of June 30, 2010. For the three months and six months ended June 30, 2010, the Company recognized no other-than-temporary impairment losses related to debt securities.

The following table presents information about investment securities with unrealized losses at June 30, 2010:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
Corporate securities	$8,632	$(62)	$–	$–	$8,632	$(62)
Tax-exempt municipal securities	37,296	(249)	5,796	(44)	43,092	(293)
Collateralized mortgage obligations	1,862	(5)	164	(47)	2,026	(52)
Total	$47,790	$(316)	$5,960	$(91)	$53,750	$(407)

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of June 30, 2010 and approximately $7.9 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of ratings on the bonds in the Company’s municipal portfolio as of June 30, 2010:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (1)	Underlying Ratings
	(in thousands)
AAA	$8,820	$8,820	$26,426	$35,246	$35,246
AA+	28,975	23,562	55,308	84,283	78,870
AA	34,889	32,083	45,656	80,545	77,739
AA-	45,799	42,933	25,926	71,725	68,859
A+	16,450	26,370	7,595	24,045	33,965
A	4,985	4,985	11,307	16,292	16,292
A-	3,166	3,166	518	3,684	3,684
BBB+	–	1,165	3,376	3,376	4,541
BBB	–	–	2,257	2,257	2,257
Pre-refunded (2)	12,132	12,132	10,526	22,658	22,658
Total	$155,216	$155,216	$188,895	$344,111	$344,111
__________

(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(2)	These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of June 30, 2010, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio:

		Insurer Ratings		Average Underlying
Bond Insurer	Fair Value	S&P	Moody’s	Bond Rating
	(Millions)
National Public Finance Guarantee Corporation	$68.7	A	Baa1	AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at June 30, 2010, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$32,409	$32,856
Due after one year through five years	177,678	185,500
Due after five years through ten years	251,227	258,257
Due after ten years	39,676	40,653
Securities not due at a single maturity date	144,176	149,683
Total fixed income securities	$645,166	$666,949

The consolidated amortized cost of investment securities available for sale deposited with various regulatory authorities at June 30, 2010 was $214.3 million.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Premiums

Direct premiums written totaled $64.9 million and $70.7 million for the three month periods ended June 30, 2010 and 2009, respectively, and $139.5 million and $147.6 million for the six month periods then ended, respectively.

Premiums receivable consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Premiums receivable	$16,103	$15,057
Allowance for doubtful accounts	(594)	(580)
	$15,509	$14,477

5.	Reinsurance

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders. On October 1, 2009, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $500,000 of each loss occurrence and the next $500,000 of losses per occurrence are 50% reinsured.  This reinsurance program, which expires on September 30, 2010, provides loss coverage up to $85.0 million per loss occurrence. The Company had different reinsurance programs in place in prior years, as more fully documented in Note 8 to the Company’s consolidated financial statements as of and for the year ended December 31, 2009 in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2010.

6.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$361,905	$308,701	$351,496	$292,027
Reinsurance recoverables	(36,853)	(25,669)	(34,080)	(18,231)
Net balance, beginning of year	325,052	283,032	317,416	273,796
Incurred related to:
Current period	49,113	38,280	91,987	75,946
Prior periods	30,583	2,932	30,458	3,256
Receivable under adverse development cover	−	−	−	574
Total incurred	79,696	41,212	122,445	79,776
Paid related to:
Current period	(6,505)	(10,682)	(11,536)	(15,970)
Prior periods	(30,430)	(18,866)	(60,512)	(42,332)
Total paid	(36,935)	(29,548)	(72,048)	(58,302)
Receivable under adverse development cover	−	−	−	(574)
Net balance, end of period	367,813	294,696	367,813	294,696
Reinsurance recoverables	44,052	28,032	44,052	28,032
Unpaid loss and loss adjustment expense	$411,865	$322,728	$411,865	$322,728

As a result of changes in estimates of insured events in prior periods, loss reserves for prior years increased by a net amount of $30.6 million in the three months ended June 30, 2010 and $30.5 million in the six months then ended. The net unfavorable development in the second quarter of 2010 related to the following accident years: $11.5 million in 2009, $10.1 million in 2008, $5.8 million in 2007, and $3.2 million in 2006 and prior. On a gross basis, approximately 52% of the reserve strengthening in the second quarter of 2010 related to the Company’s California book of business, driven mainly by adverse development on ultimate medical loss estimates and duration primarily in accident years 2007 through 2009. Development related to the Company’s state act business in states other than California accounted for approximately 30% of the second quarter gross reserve strengthening, driven primarily by adverse development of indemnity losses and accompanying allocated loss adjustment expenses (“ALAE”). The remaining approximately 18% of second quarter gross reserve development related to the Company’s USL&H business and was driven primarily by indemnity losses and ALAE.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of 2010 and after considering the recent adverse development in accident years 2008 and 2009, the Company increased the net expected loss and ALAE ratio (the “ELR”) for the 2010 accident year from 61.5% to 64.5%, the quarterly impact of which was approximately $1.9 million.

The Company recorded adverse development of prior years’ loss reserves totaling $2.9 million in the three months ended June 30, 2009 and $3.8 million (excluding the receivable under the adverse development cover) in the six months then ended. Of the $2.9 million of adverse development in second quarter 2009, 88.0% related to accident year 2008 and the balance to accident year 2007.

7.	Contingencies

a.  SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of June 30, 2010, SBIC had a liability for guaranty fund and other assessments of $7.5 million and a guaranty fund receivable of $1.8 million. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

b.  The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

8.	Share-Based Payment Arrangements

At June 30, 2010, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2008 and May 2010.

As of June 30, 2010, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 481,946 shares had been granted, and 3,065,041 shares for issuance under the 2005 Plan, of which 2,597,503 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock option awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a.  Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	1,225,660	$11.19	6.2	$368
Granted	169,613	10.99	–	–
Forfeited	(12,561)	13.24	–	–
Exercised	(4,000)	6.54	–	–
Cancelled	(10,776)	14.24	–	–
Outstanding at June 30, 2010	1,367,936	11.13	6.2	–

Exercisable at June 30, 2010	929,563	10.82	5.0	–

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $9.48 on June 30, 2010. Proceeds from the exercise of stock options during the quarter ended June 30, 2010 totaled approximately $26,200.

b. Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	936,020	$13.78
Granted	412,270	11.02
Vested	(213,514)	17.93
Forfeited	(17,250)	12.14
Outstanding at June 30, 2010	1,117,526	12.00

As of June 30, 2010, there was $7.3 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 25 months.

c. Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and six month periods ended June 30, 2010 and 2009 is shown in the following table. No compensation cost was capitalized during the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$1,159	$1,059	$2,268	$2,144
Stock options	242	192	438	351
Total	$1,401	$1,251	$2,706	$2,495

Total related tax benefit	$439	$387	$845	$754

9.	Fair Values of Assets and Liabilities

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

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

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

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of June 30, 2010, the Company had no Level 3 financial assets or liabilities.

The table below presents the June 30, 2010 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1 (1)	Level 2	Level 3
	(in thousands)
Securities available for sale	$666,949	$21,987	$644,962	$–
__________

(1)	Consists of the Company’s investments in U.S. Treasury securities.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2010, there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity. As of June 30, 2010, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets. Therefore, no adjustment for market inactivity or illiquidity was necessary. There were no transfers between levels during the six months ended June 30, 2010.

10.	Goodwill

At June 30, 2010, the Company had the following amounts of goodwill related to previous acquisitions:

	SBIC	THM	BWNV	Total
	(in thousands)
Balance as of April 1, 2010:
Goodwill	$1,527	$1,355	$1,439	$4,321
Accumulated impairment losses	–	–	–	–
	1,527	1,355	1,439	4,321
Goodwill acquired during the quarter	–	–	–	–
Impairment losses	(1,527)	–	–	(1,527)
Balance as of June 30, 2010:
Goodwill	1,527	1,355	1,439	4,321
Accumulated impairment losses	(1,527)	–	–	(1,527)
	$–	$1,355	$1,439	$2,794

The Company tests for goodwill impairment in the fourth quarter of each year. At the end of each subsequent quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis to be updated. The Company assessed the impact of the $30.6 million strengthening of the Company’s loss reserves in the second quarter of this year, the continuing negative effect of the economic slowdown on the Company’s gross premiums written, and the observed decline in the Company’s stock price and determined that a triggering event occurred for SBIC. The fair value of the reporting unit was estimated using a discounted cash flow analysis, resulting in the Company recording a $1.5 million impairment charge against the goodwill resulting from the acquisition of SBIC in September 2003. The Company did not identify any triggering events in the quarter ended June 30, 2010 that required the reevaluation of goodwill resulting from the acquisitions of THM and BWNV.

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

Some of the statements in this Item 2 and elsewhere in this quarterly report may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general, and include statements about our expectations for future periods with respect to payroll levels, rate changes in states where we write business, our adverse development cover with Lumbermens Mutual Casualty Company (“LMC”), stockholder dividends and our capital needs. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

•	changes in the U.S. economy and workforce levels;

•	our dependency on a concentrated geographic market;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•	potential downgrades in our rating or changes in rating agency policies or practices;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	unexpected issues relating to claims or coverage and changes in legal theories of liability under our insurance policies;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in financial and capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our executive officers or other key personnel;

•	our inability to raise capital in the future;

Index

•	our status as an insurance holding company with no direct operations, which could adversely affect our ability to pay dividends in the future;

•	our reliance on independent insurance brokers;

•	increased assessments or other surcharges by states in which we write policies;

•	our potential exposure to losses if LMC were to be placed into receivership;

•	the effects of acquisitions that we may undertake;

•	failure of our customers to pay additional premium under our retrospectively rated policies;

•	the effects of acts of terrorism or war;

•	cyclical changes in the insurance industry;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation and other factors.

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

Our operations and financial performance may be impacted by changes in the U.S. economy. The significant downturn in the U.S. economy since 2007 led to lower reported payrolls, which has had a negative impact on our gross premiums written and earned premiums. If our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and as a result the premiums that we charge, would be reduced, and if our customers cease operations, they will not renew their policies. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. A prolonged recession or weak economic environment could result in continued high unemployment levels or further reduce payrolls, which could have a significant negative impact on our business, financial condition or results of operations.  Other negative impacts of the current economic environment include, but are not limited to, increases in claim severity and duration, which tend to drive up medical, indemnity and litigation costs. Additionally, the longer a claim remains open, the more exposed we become to the effects of medical cost inflation.  Specifically, in California, increased medical costs trends and the state’s severe economic downturn, which has made it increasingly difficult to return injured works to gainful employment, have led to increased claim durations and higher average severity.  As a result of these upward cost trends, we filed a 15.3% rate increase with the California Department of Insurance on July 26, 2010.

Index

Results of Operations

Three Months and Six Months Ended June 30, 2010 and 2009

Gross Premiums Written. Gross premiums written consist of direct premiums written and premiums assumed from the National Council on Compensation Insurance (“NCCI”) residual market pools.  The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended June 30, 2010 totaled $64.0 million, a decrease of $7.6 million, or 10.6%, from $71.6 million of gross premiums written in the same period of 2009.  Gross premiums written for the six months ended June 30, 2010 totaled $140.0 million, a decrease of $10.9 million, or 7.2%, from $150.9 million of gross premiums written in the same period of 2009. For the six months ended June 30, 2010, our “core” product lines contributed $104.1 million, or 74.4%, of the total gross premiums written compared to $129.5 million, or 85.8%, in the same period of 2009.

The decrease in our core product lines was partially offset by a net increase in our “program” business of $4.9 million and $14.7 million, respectively, in the three months and six months ended June 30, 2010. Gross premiums written in our program business in the six months ended June 30, 2010 totaled $33.6 million compared to $18.9 million in the same period of 2009. Our program business includes alternative markets and small maritime programs.

Excluding work we perform as the servicing carrier for the Washington State USL&H Compensation Act Assigned Risk Plan and business assumed from the NCCI residual market pools, the total number of customers we serviced increased from approximately 1,370 at June 30, 2009 to approximately 1,660 at June 30, 2010. The majority of the customer increase related to our program business, partially offset by a decrease in the number of core customers. By design, our program business will have a larger number of customers with a smaller average premium size than our core business. Our average premium size at June 30, 2010 was approximately $232,000 in our core business and $96,000 in our program business, compared to approximately $242,000 in our core business and $121,000 in our program business one year earlier.

Total in-force payrolls, a factor used in determining premiums charged, increased 2.9% from $7.0 billion at June 30, 2009 to $7.2 billion at June 30, 2010. California continues to be our largest market, accounting for approximately $145.5 million or 47.8% of our in-force premiums at June 30, 2010. This represents an increase of $23.8 million, or 19.6%, from approximately $121.7 million, or 40.2%, of total in-force premiums in California at June 30, 2009.

Premiums assumed from the NCCI residual markets for the three months ended June 30, 2010 decreased $1.7 million or 212.5% to ($0.9) million from $0.8 million for the same period in 2009. For the six months ended June 30, 2010, assumed premiums decreased $2.8 million, or 84.8%, to $0.5 million from $3.3 million for the same period in 2009.

Net Premiums Written.  Net premiums written totaled $60.8 million for the three months ended June 30, 2010 compared to $65.0 million in the same period in 2009, representing a decrease of $4.2 million, or 6.5%. For the six months ended June 30, 2010, net premiums written totaled $131.0 million, a decrease of $6.1 million, or 4.4%, from $137.1 million in the same period of 2009. The decrease in net premiums written for the six months ended June 30, 2010 was primarily attributable to the decrease in gross premiums written discussed above, offset in part by a decrease in ceded premiums written of $4.8 million primarily resulting from residual market business.

Net Premiums Earned.  Net premiums earned totaled $65.6 million for the three months ended June 30, 2010 compared to $60.0 million for the same period in 2009, representing an increase of $5.6 million, or 9.3%. For the six months ended June 30, 2010, net premiums earned totaled $126.3 million, an increase of $8.3 million, or 7.0%, from $118.0 million in the same period of 2009. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned increased $5.7 million, or 8.9%, to $70.0 million for the quarter ended June 30, 2010 from $64.3 million for the same period in 2009. Our direct premiums earned for the six months ended June 30, 2010 increased $9.6 million, or 7.7%, to $134.9 million from $125.3 million for the same period in 2009.

Index

The increases in earned premiums in the three month and six month periods of 2010 were due in part to premium increases of $3.3 million and $5.7 million, respectively, on retrospectively rated policies due to unfavorable loss results on those policies (and in particular the $30.6 million of adverse loss development recorded in the second quarter of 2010), as well as to the increase in total in-force payrolls discussed above. Earned premium on retrospectively rated policies for the three month and six month periods ended June 30, 2010 totaled $2.6 million and $2.0 million, respectively, compared to $(0.7) million and $(3.7) million, respectively, for the same periods in 2009.

The following is a summary of our top five markets based on direct premiums earned:

	Six Months Ended June 30,
	2010		2009
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$62,559	46.4%	$49,915	39.8%
Louisiana	12,262	9.1	13,081	10.4
Illinois	7,448	5.5	9,751	7.8
Texas	7,228	5.4	7,396	5.9
Alaska	6,855	5.1	7,167	5.7
Total	$96,352	71.5%	$87,310	69.6%

Net premiums earned are also affected by premiums ceded under reinsurance agreements and premiums we involuntarily assumed from the NCCI residual markets. Ceded premiums earned for the three months ended June 30, 2010 totaled $3.9 million compared to $5.1 million for the same period in 2009, representing a decrease of $1.2 million, or 23.5%. Ceded premiums earned for the six months ended June 30, 2010 totaled $10.3 million compared to $10.4 million for the same period in 2009, representing a decrease of $0.1 million, or 1.0%. The majority of the decrease in the second quarter related to reinsurance policies we entered into in 2008 and 2009 under which we cede 100% of NCCI assumed business for policy years 2009 and 2010. Earned premiums assumed from the NCCI residual markets for the six months ended June 30, 2010 decreased $1.5 million, or 48.4%, to $1.6 million from $3.1 million for the same period in 2009.

Net Investment Income.  Net investment income was $5.9 million for the three months ended June 30, 2010 compared to $5.7 million for the same period in 2009, representing an increase of $0.2 million, or 4.1%. For the six months ended June 30, 2010, net investment income totaled $12.0 million, an increase of $0.7 million, or 5.9%, from $11.3 million in the same period of 2009. Average invested assets for the three months ended June 30, 2010 increased $93.0 million, or 15.9%, from $586.1 million in 2009 to $679.1 million in 2010. For the six months ended June 30, 2010, average invested assets increased $89.0 million, or 15.5%, from $574.2 million in 2009 to $663.2 million in 2010. Our yield on average invested assets for the three months ended June 30, 2010 was approximately 3.5% compared to approximately 3.9% for the same period in 2009. For the six months ended June 30, 2010, our yield on average invested assets was 3.6% compared to approximately 3.9% for the same period in 2009.

Net Realized Gains.  Net realized gains totaled $3.9 million for the three months ended June 30, 2010 compared to net realized losses of $86,000 for the same period in 2009. For the six months ended June 30, 2010, net realized gains totaled $10.4 million compared to net realized losses of $75,000 in the same period of 2009. The realized gains in 2010 related primarily to the sale of investment securities to enable us to realize a portion of our capital loss carry forwards, which totaled approximately $15.3 million at December 31, 2009.

Other Income.  Other income totaled $0.9 million for the three months ended June 30, 2010 compared to $1.0 million in the same period of 2009, representing a decrease of $0.1 million or 8.3%. For the six months ended June 30, 2010, other income totaled $1.7 million, a decrease of $0.5 million, or 21.8%, from $2.2 million in the same period of 2009. Other income is derived primarily from the operations of PointSure (including BWNV), our wholesale broker and third party administrator, and THM, our provider of medical bill review, utilization review, nurse case management and related services.

Index

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $79.7 million for the three months ended June 30, 2010 compared to $41.2 million for the same period in 2009, representing an increase of $38.5 million, or 93.4%. For the six months ended June 30, 2010, loss and loss adjustment expenses totaled $122.4 million, compared to $79.8 million for the same period in 2009, representing an increase of $42.7 million, or 53.5%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended June 30, 2010 was 121.1% compared to 68.2% for the same period in 2009. Our net loss ratio for the six months ended June 30, 2010 was 96.6% compared to 67.2% for the same period in 2009. The increase in our net loss ratio for the three months ended June 30, 2010 was primarily attributable to $30.6 million of adverse development of prior years’ net loss reserves recorded in the period compared to $2.9 million of adverse development recorded in the same period of 2009. Adverse development in the six months ended June 30, 2010 totaled $30.5 million compared to $3.8 million in the same period of 2009. Our direct loss reserves are net of reinsurance and exclude reserves associated with Kemper Employers Insurance Company (“KEIC’), whom we acquired from LMC in September 2003, and the business that we involuntarily assume from the NCCI.

As discussed under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses – Actuarial Loss Reserve Estimation Methods” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, we use an expected loss ratio method to establish the loss reserves for the current accident year. Once the accident year is complete and begins to age, the ELR method is blended with the actual paid and incurred losses to determine the revised estimated ultimate losses for the accident year.

Accident year 2010 is incomplete, as only six months of the year have been earned as of June 30, 2010. For the current accident year, an ELR was established for each jurisdiction and type of loss (indemnity, medical and ALAE) and was multiplied by the booked accident year earned premium to produce the ultimate loss to date. The ELR selections are reviewed quarterly with each internal reserve study. Given the short experience period for the current accident year, the ELRs are usually maintained at least through the first 12 months of the accident year and revised as the underlying data matures. However, after reviewing the year-to-date results for the 2010 accident year and considering the adverse development of accident years 2008 and 2009 booked in the second quarter, we increased the ELR for this year from 61.5% to 64.5%, resulting in $1.9 million of additional loss and ALAE in the second quarter.

For prior accident years, the ultimate loss estimates at June 30, 2010 were higher when compared to March 31, 2010 and resulted in a net increase of our loss reserves of $30.6 million in the second quarter. The $30.6 million adverse development related to the following accident years: $11.5 million in 2009, $10.1 million in 2008, $5.8 million in 2007, and $3.2 million in 2006 and prior. Please see Note 6 to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information regarding the $30.6 million of adverse development. Due to the longer tail nature of workers’ compensation claims, movements in an accident year’s ultimate loss estimate can be reasonably expected.

As of June 30, 2010, we had recorded a receivable of approximately $3.0 million for KEIC loss development under the adverse development cover we entered into with LMC on September 30, 2003, the date we acquired KEIC from LMC. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At June 30, 2010, we had access to approximately $3.8 million under a related collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $17.1 million for the three months ended June 30, 2010, compared to $16.1 million for the same period in 2009, representing an increase of $1.0 million, or 6.0%, driven mainly by increased commission expense offset by lower employee-related costs. For the six months ended June 30, 2010, underwriting expenses totaled $35.8 million, a decrease of $0.1 million, or 0.2%, from $35.9 million in the same period of 2009. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended June 30, 2010 was 25.9%, compared to 26.7% for the same period in 2009. For the six months ended June 30, 2010, our net underwriting expense ratio was 28.3%, compared to 30.3% for the same period of 2009. The decreases in the expense ratios for the three month and six month periods ended June 30, 2010 were primarily the result of increases in net premiums earned for the periods.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $132,000 for the three months ended June 30, 2010, compared to $152,000 for the same period in 2009, representing a decrease of $20,000, or 13.2%. Interest expense for the six months ended June 30, 2010 totaled $260,000, compared to $326,000 for the same period in 2009, representing a decrease of $66,000, or 20.2%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, decreased from 4.66% at June 30, 2009 to 4.48% at June 30, 2010.

Index

Other Expenses. Other expenses totaled $2.4 million for the three months ended June 30, 2010, compared to $2.6 million for same period in 2009, representing a decrease of $0.2 million, or 9.1%. For the six months ended June 30, 2010, other expenses totaled $4.9 million, an increase of $0.2 million, or 3.8%, from $4.7 million in the same period of 2009. Other expenses result primarily from the operations of PointSure (including BWNV) and THM, which together accounted for approximately $2.0 million and $4.3 million of expenses for the three months and six months ended June 30, 2010, respectively, compared to $2.3 million and $4.0 million for the same periods in 2009.

Income Tax Expense.  The effective tax rate for the three months ended June 30, 2010 was 36.1%, compared to 33.9% for the same period in 2009. For the six months ended June 30, 2010 our effective tax rate was 43.7% compared to 25.4% in the same period of 2009. Our effective tax rates generally vary from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At June 30, 2010, approximately 47.1% of our investment portfolio was invested in tax-exempt municipal bonds, compared to approximately 53.0% at June 30, 2009.

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

 Net Income (Loss).  Net loss was $15.5 million for the three months ended June 30, 2010, compared to net income of $4.3 million for the same period in 2009, representing a decrease of $19.8 million, or 461.0%. Net loss for the six months ended June 30, 2010 totaled $7.9 million, a decrease of $16.2 million, or 195.8%, from net income of $8.3 million in the same period of 2009. The decreases in net income for the three month and six month periods ended June 30, 2010 resulted primarily from $30.6 million of adverse development of prior years’ loss reserves recognized in the second quarter of 2010, offset by increases in premiums earned and gains realized upon the sale of investment securities.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary uses of funds are to pay claims and operating expenses, to purchase investments and to pay declared common stock dividends.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of June 30, 2010 has an effective duration of 4.80 years with individual maturities extending out to 29 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

At June 30, 2010, our investment portfolio consisted of investment grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

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

Index

SeaBright is a holding company with minimal unconsolidated revenue. As SeaBright pays stockholder dividends and has other capital needs in the future, we anticipate that it will be necessary for our insurance subsidiary to pay dividends to SeaBright. Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. The payment of such dividends will be regulated as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

Our unaudited condensed consolidated net cash provided by operating activities for the six months ended June 30, 2010 was $33.0 million, compared to our cash flow from operations of $34.3 million for the same period in 2009. The decrease is mainly attributable to an increase in paid losses (net of reinsurance collected), partially offset by a decrease in federal income taxes paid.

Net cash used in investing activities was $24.4 million in the six months ended June 30, 2010, compared to $36.7 million of net cash used during the same period in 2009. The significant increases in the purchases and sales of investment securities were driven by the $10.4 million of realized gains discussed previously.

For the six months ended June 30, 2010, financing activities used a total of $1.6 million due to stockholder dividend payments and cash used due to the surrender of stock to cover tax withholding obligations associated with the vesting of restricted stock, compared to $0.5 million of cash used in the same period in 2009 due to the surrender of stock to cover tax withholding obligations associated with the vesting of restricted stock.

As of June 30, 2010, SBIC’s statutory surplus totaled $298.9 million (unaudited), compared to $282.6 million (unaudited) as of June 30, 2009.

Contractual Obligations and Commitments

During the six months ended June 30, 2010, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Index

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

Interest Rate Risk

We had fixed-income investments with a fair value of $666.9 million at June 30, 2010 that are subject to interest rate risk compared with $626.6 million at December 31, 2009. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

Since December 31, 2009, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

During the quarter ended June 30, 2010, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended June 30, 2010:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month # 1 (April 1, 2010 through April 30, 2010)	–	–	–	–
Month # 2 (May 1, 2010 through May 31, 2010)	2,378	$11.16	–	–
Month # 3 (June 1, 2010 through June 30, 2010)	–	–	–	–

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the six months ended June 30, 2010; however, our employees surrendered 50,485 shares of our common stock to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards issued under our 2005 Plan.

Item 6.	Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT HOLDINGS, INC.

Date: August 9, 2010

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

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by refence to the Company’s Registration Statement on Form S-8 (file No. 333-123319), filed on March 15, 2005).

3.2	Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K (file No. 001-34204), filed on May 24, 2010).

10.1	SeaBright Holdings, Inc. Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (file No. 001-34204), filed on May 24, 2010).

10.2	SeaBright Holdings, Inc. 2010 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K (file No. 001-34204), filed on May 24, 2010).

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)