Form 10-Q
period 2010-09-30
SeaBright Holdings, Inc.
filed 2010-11-09
CIK 1267201

UNITED STATES SECURITIES AND
 EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Shares outstanding as of November 8, 2010
Common Stock, $0.01 Par Value	22,026,401

SeaBright Holdings, Inc.

Index

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $665,724 in 2010 and $608,222 in 2009)	$695,547	$626,608
Cash and cash equivalents	25,306	12,896
Premiums receivable, net of allowance	16,547	14,477
Deferred premiums	163,047	182,239
Reinsurance recoverables	49,301	34,339
Federal income tax recoverable	10,113	4,774
Deferred income taxes, net	16,557	21,861
Deferred policy acquisition costs, net	25,211	25,537
Goodwill	2,794	4,321
Other assets	43,976	37,809
Total assets	$1,048,399	$964,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$428,193	$351,496
Unearned premiums	157,557	175,766
Reinsurance funds withheld and balances payable	5,683	7,312
Premiums payable	9,491	4,786
Accrued expenses and other liabilities	70,825	54,028
Surplus notes	12,000	12,000
Total liabilities	683,749	605,388

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 22,009,901 shares at September 30, 2010 and 21,675,786 shares at December 31, 2009	220	217
Paid-in capital	208,635	205,079
Accumulated other comprehensive income	20,361	12,927
Retained earnings	135,434	141,250
Total stockholders’ equity	364,650	359,473
Total liabilities and stockholders’ equity	$1,048,399	$964,861

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and earnings per share information)
Revenue:
Premiums earned	$65,108	$64,427	$191,359	$182,460
Claims service income	238	293	675	782
Other service income	37	36	122	147
Net investment income	5,806	5,888	17,765	17,186
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	–	–	–	(258)
Less portion of losses recognized in accumulated other comprehensive income	–	–	–	–
Net impairment losses recognized in earnings	–	–	–	(258)
Other net realized gains recognized in earnings	3,904	292	14,287	217
Other income	802	1,145	2,528	3,353
	75,895	72,081	226,736	203,887
Losses and expenses:
Loss and loss adjustment expenses	47,967	42,216	170,412	121,992
Underwriting, acquisition and insurance expenses	17,640	18,155	53,456	54,039
Interest expense	136	140	396	466
Goodwill impairment	–	–	1,527	–
Other expenses	2,620	2,688	7,512	7,402
	68,363	63,199	233,303	183,899
Income (loss) before taxes	7,532	8,882	(6,567)	19,988
Income tax expense (benefit)	2,104	2,217	(4,052)	5,033
Net income (loss)	$5,428	$6,665	$(2,515)	$14,955

Basic earnings (loss) per share	$0.26	$0.32	$(0.12)	$0.72
Diluted earnings (loss) per share	$0.25	$0.31	$(0.12)	$0.70

Weighted average basic shares outstanding	20,909,738	20,732,801	20,850,428	20,691,250
Weighted average diluted shares outstanding	21,442,157	21,502,272	20,850,428	21,451,959

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Cash flows from operating activities:
Net (loss) income	$(2,515)	$14,955
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	35,327	33,736
Policy acquisition costs deferred	(35,001)	(34,889)
Provision for depreciation and amortization	4,941	3,856
Compensation cost on restricted shares of common stock	3,402	3,229
Compensation cost on stock options	706	548
Net realized (gain) loss on investments	(14,287)	42
Deferred income tax benefit (expense)	1,313	(1,896)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	76,697	42,617
Reinsurance recoverables, net of reinsurance withheld	(13,676)	(14,893)
Unearned premiums, net of deferred premiums and premiums receivable	3,618	7,926
Other assets and other liabilities	(6,502)	5,296
Net cash provided by operating activities	54,023	60,527

Cash flows from investing activities:
Purchases of investments	(381,474)	(126,978)
Sales of investments	304,137	30,225
Maturities and redemption of investments	40,335	39,837
Purchases of property and equipment	(1,862)	(1,972)
Net cash used in investing activities	(38,864)	(58,888)

Cash flows from financing activities:
Proceeds from exercise of stock options	26	31
Grant of restricted shares of common stock	4	4
Surrender of stock in connection with restricted stock vesting	(579)	(473)
Stockholder dividends paid	(2,200)	–
Net cash used in financing activities	(2,749)	(438)

Net increase in cash and cash equivalents	12,410	1,201
Cash and cash equivalents at beginning of period	12,896	22,872
Cash and cash equivalents at end of period	$25,306	$24,073

Supplemental disclosures:
Interest paid on surplus notes	$394	$488
Federal income taxes paid	–	7,500
Payable for purchases of investments	15,166	8,832
Receivable for sales of investments	5,466	2,039

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaBright Holdings, Inc. (“SHI” or “SeaBright”) and its wholly owned subsidiaries, SeaBright Insurance Company (“SBIC”), PointSure Insurance Services, Inc. (“PointSure”), Paladin Managed Care Services (“PMCS”) (formerly known as Total HealthCare Management, Inc. or “THM”), and Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”) (collectively, the “Company,” “we” or “us”). On May 24, 2010, SeaBright announced that it changed its corporate name from SeaBright Insurance Holdings, Inc. to SeaBright Holdings, Inc. On September 7, 2010, THM announced that it had changed its name to Paladin Managed Care Services as a "doing business as" designation. All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary to state fairly the financial information set forth therein. Results of operations for the three month or nine month periods ended September 30, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain reclassifications have been made to the prior year’s financial statements to conform to classifications used in the current year. The condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 have been revised to correct an immaterial error in the elimination of intercompany revenue and expense. The corrections had no impact on income before taxes, net income or the loss, expense and combined ratios. The following table summarizes the impact of the corrections:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in thousands)
Other income	$1,986	$(841)	$1,145	$6,308	$(2,955)	$3,353
Other expense	3,529	(841)	2,688	10,357	(2,955)	7,402

2.	Summary of Significant Accounting Policies

a.	Use of Estimates

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

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Basic weighted average shares outstanding	20,910	20,733	20,850	20,691
Weighted average dilutive shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	532	769	–	761
Diluted weighted average shares outstanding	21,442	21,502	20,850	21,452

The effect of including shares issuable upon the exercise of outstanding stock options and the vesting of non-vested restricted stock was anti-dilutive for the nine month period ended September 30, 2010. Therefore, such shares have been excluded from the calculation of diluted weighted average shares outstanding for that period. The numbers of such shares excluded for the nine month period ended September 30, 2010 was approximately 581,000.

c.	Stockholder Dividends

On August 10, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share payable on October 15, 2010 to stockholders of record on October 1, 2010. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of its Board of Directors and will be dependent on the Company’s earnings, financial condition, operating results, capital requirements, any contractual restrictions, regulatory and other restrictions on the payment of dividends by the Company’s subsidiaries, and other factors that the Company’s Board of Directors deems relevant.

d.	Comprehensive Income

The following table summarizes the Company’s comprehensive income for the three month and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$5,428	$6,665	$(2,515)	$14,955
Reclassification adjustment for net realized (gains) losses recorded into income	(3,904)	(292)	(14,287)	41
Tax expense (benefit) related to reclassification adjustment gains (losses)	1,366	102	5,000	(14)
Increase in net unrealized gains on investment securities available for sale	11,944	20,709	25,725	29,702
Tax expense related to unrealized gains	(4,180)	(7,242)	(9,004)	(10,391)
Tax effect of change in deferred tax asset valuation allowance recorded in comprehensive income	–	1,204	–	2,015
Total comprehensive income	$10,654	$21,146	$4,919	$36,308

e.	Other Significant Accounting Policies

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

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value and carrying value of investment securities available-for-sale at September 30, 2010 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities	$24,551	$1,236	$(1)	$25,786	$25,786
Government sponsored agency securities	23,622	1,444	–	25,066	25,066
Corporate securities	153,564	8,314	(47)	161,831	161,831
Tax-exempt municipal securities	320,308	13,706	(238)	333,776	333,776
Mortgage pass-through securities	61,178	2,810	(31)	63,957	63,957
Collateralized mortgage obligations	22,240	399	(41)	22,598	22,598
Asset-backed securities	60,261	2,273	(1)	62,533	62,533
Total investment securities available for sale	$665,724	$30,182	$(359)	$695,547	$695,547

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to:  the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions. The Company has the ability and intent to hold impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. For the three months and nine months ended September 30, 2010, the Company recognized no other-than-temporary impairment losses related to its investment securities.

The following table presents information about investment securities with unrealized losses at September 30, 2010:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
Fixed Income Securities:
US Treasury securities	$1,009	$(1)	$–	$–	$1,009	$(1)
Corporate securities	7,752	(47)	–	–	7,752	(47)
Tax-exempt municipal securities	36,503	(238)	–	–	36,503	(238)
Mortgage pass-through securities	8,458	(31)	–	–	8,458	(31)
Collateralized mortgage obligations	464	(2)	165	(39)	629	(41)
Asset backed securities	1,194	(1)	–	–	1,194	(1)
Total	$55,380	$(320)	$165	$(39)	$55,545	$(359)

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of September 30, 2010 and approximately $8.1 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of ratings on the bonds in the Company’s municipal portfolio as of September 30, 2010:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (1)	Underlying Ratings
	(in thousands)
AAA	$7,872	$7,872	$36,896	$44,768	$44,768
AA+	25,564	20,058	59,917	85,481	79,975
AA	28,879	27,646	41,028	69,907	68,674
AA-	40,610	37,688	33,393	74,003	71,081
A+	15,199	23,694	12,154	27,353	35,848
A	8,063	8,063	14,146	22,209	22,209
A-	3,188	3,188	2,791	5,979	5,979
BBB+	–	1,166	3,404	3,404	4,570
BBB	–	–	2,864	2,864	2,864
Pre refunded (2)	7,607	7,607	10,580	18,187	18,187
Total	$136,982	$136,982	$217,173	$354,155	$354,155
__________

(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(2)	These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of September 30, 2010, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio:

		Insurer Ratings		Average Underlying
Bond Insurer	Fair Value	S&P	Moody’s	Bond Rating
	(Millions)
National Public Finance Guarantee Corporation	$66.3	A	Baa1	AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at September 30, 2010, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$22,587	$22,888
Due after one year through five years	179,526	188,568
Due after five years through ten years	282,989	296,864
Due after ten years	36,943	38,140
Securities not due at a single maturity date	143,679	149,087
Total fixed income securities	$665,724	$695,547

The consolidated amortized cost of investment securities available for sale deposited with various regulatory authorities at September 30, 2010 was $217.2 million.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Premiums

Direct premiums written totaled $50.7 million and $56.9 million for the three month periods ended September 30, 2010 and 2009, respectively, and $190.2 million and $204.4 million for the nine month periods then ended, respectively.

Premiums receivable consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Premiums receivable	$17,241	$15,057
Allowance for doubtful accounts	(694)	(580)
Premiums receivable, net of allowance	$16,547	$14,477

5.	Reinsurance

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

On October 1, 2010, the Company entered into new reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $250,000 of each loss occurrence and the next $250,000 of losses per occurrence are 100% reinsured subject to an annual aggregate deductible. The next $500,000 of losses per occurrence (from $500,000 to $1.0 million per loss occurrence) are 75% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $100.0 million per loss occurrence, subject to various deductibles and exclusions. The new reinsurance program is effective through September 30, 2011. The Company had different reinsurance programs in place in prior years, as set forth in Note 8 to the Company’s consolidated financial statements as of and for the year ended December 31, 2009 in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2010.

6.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$411,865	$322,728	$351,496	$292,027
Reinsurance recoverables	(44,052)	(28,032)	(34,080)	(18,231)
Net balance, beginning of period	367,813	294,696	317,416	273,796
Incurred related to:
Current period	47,967	40,783	139,954	116,729
Prior periods	−	1,433	30,458	4,689
Receivable under adverse development cover	−	−	−	574
Total incurred	47,967	42,216	170,412	121,992
Paid related to:
Current period	(15,286)	(15,588)	(26,822)	(31,558)
Prior periods	(21,412)	(17,242)	(81,924)	(59,574)
Total paid	(36,698)	(32,830)	(108,746)	(91,132)
Receivable under adverse development cover	−	−	−	(574)
Net balance, end of period	379,082	304,082	379,082	304,082
Reinsurance recoverable	49,111	30,562	49,111	30,562
Unpaid loss and loss adjustment expense	$428,193	$334,644	$428,193	$334,644

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded adverse development of prior years’ loss reserves totaling $30.5 million in the nine months ended September 30, 2010, of which $30.6 million was recorded in the second quarter. No development of prior years’ loss reserves was recorded in the third quarter of 2010. In 2009, the Company recorded adverse development of prior years’ loss reserves totaling $2.1 million and a reinsurance commutation of $0.7 million in the three months ended September 30, 2009, and adverse development of prior years’ loss reserves totaling $5.9 million (excluding the receivable under the adverse development cover) and a reinsurance commutation of $0.7 million in the nine months then ended.

7.	Contingencies

a.  SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of September 30, 2010, SBIC had a liability for guaranty fund and other assessments of $5.8 million and a guaranty fund receivable of $3.5 million. These amounts represent management’s best estimates based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

b.  The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

8.	Share-Based Payment Arrangements

At September 30, 2010, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2008 and May 2010.

As of September 30, 2010, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 479,946 shares had been granted, and 3,065,041 shares for issuance under the 2005 Plan, of which 2,566,214 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock option awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

a.  Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	1,225,660	$11.19	6.2	$368
Granted	169,613	10.97	–	–
Forfeited	(20,047)	13.05	–	–
Exercised	(4,000)	6.54	–	–
Cancelled	(22,159)	13.67	–	–
Outstanding at September 30, 2010	1,349,067	11.11	5.9	–

Exercisable at September 30, 2010	938,860	10.81	4.8	–

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $8.06 on September 30, 2010. There were no proceeds from the exercise of stock options during the quarter ended September 30, 2010.

b. Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	936,020	$13.78
Granted	412,270	11.02
Vested	(228,165)	17.94
Forfeited	(28,500)	12.44
Outstanding at September 30, 2010	1,091,625	11.90

As of September 30, 2010, there was $6.2 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 23 months.

c.  Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2010 and 2009 is shown in the following table. No stock-based compensation cost was capitalized during the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$1,134	$1,085	$3,402	$3,229
Stock options	268	197	706	548
Total	$1,402	$1,282	$4,108	$3,777

Total related tax benefit	$423	$398	$1,268	$1,151

9.	Fair Values of Assets and Liabilities

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

•
Investment securities:   The Company measures and reports its financial assets and liabilities, including investment securities, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” The estimated fair values for available-for-sale securities are generally based on quoted market value prices for securities traded in the public marketplace. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note 3.

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

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of September 30, 2010, the Company had no Level 3 financial assets or liabilities.

The table below presents the September 30, 2010 balances of assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
	(in thousands)
Securities available for sale	$695,547	$25,786	$669,761	$–
__________

(1)	Consists of the Company’s investments in U.S. Treasury securities.

At September 30, 2010, there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity. As of September 30, 2010, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets. Therefore, no adjustment for market inactivity or illiquidity was necessary. There were no transfers between levels during the three months and nine months ended September 30, 2010.

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

The Company holds a limited amount ($6.0 million at September 30, 2010) of privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based in part on market information regarding interest rates, credit spreads and liquidity. The pricing matrix begins with current U.S. Treasury rates and uses credit spreads received from third-party sources to estimate fair value. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As some of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

10.	Goodwill

At September 30, 2010, the Company had the following amounts of goodwill related to previous acquisitions:

	SBIC	PMCS	BWNV	Total
	(in thousands)
Balance as of July 1, 2010:
Goodwill	$1,527	$1,355	$1,439	$4,321
Accumulated impairment losses	(1,527)	–	–	(1,527)
	–	1,355	1,439	2,794
Goodwill acquired during the quarter	–	–	–	–
Impairment losses	–	–	–	–
Balance as of September 30, 2010:
Goodwill	1,527	1,355	1,439	4,321
Accumulated impairment losses	(1,527)	–	–	(1,527)
	$–	$1,355	$1,439	$2,794

The Company tests for goodwill impairment in the fourth quarter of each year. At the end of each subsequent quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis to be updated. During the second quarter of 2010, the Company assessed the impact of a $30.6 million strengthening of the Company’s loss reserves, the continuing negative effect of the economic slowdown on the Company’s gross premiums written, and the observed decline in the Company’s stock price and determined that a triggering event occurred for SBIC. The fair value of the reporting unit was estimated using a discounted cash flow analysis, resulting in the Company recording a $1.5 million impairment charge against the goodwill resulting from the acquisition of SBIC in September 2003. The Company did not identify any triggering events that required the reevaluation of goodwill resulting from the acquisitions of PMCS and BWNV.

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

Index

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

Our operations and financial performance may be impacted by changes in the U.S. economy. The significant downturn in the U.S. economy since 2007 led to lower reported payrolls, which has had a negative impact on our gross premiums written and earned premiums. If our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that we charge, would be reduced, and if our customers cease operations, they will not renew their policies. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. A prolonged recession or weak economic environment could result in continued high unemployment levels or further reduce payrolls, which could have a significant negative impact on our business, financial condition or results of operations. Other negative impacts of the current economic environment include, but are not limited to, increases in claim severity and duration, which tend to drive up medical, indemnity and litigation costs. Additionally, the longer a claim remains open, the more exposed we become to the effects of medical cost inflation. Specifically, in California, increased medical cost trends and the state’s severe economic downturn, which has made it increasingly difficult to return injured works to gainful employment, have led to increased claim durations and higher average severity. As a result of these upward cost trends, we filed a 15.3% average rate increase with the California Department of Insurance on July 26, 2010, which was approved on August 23, 2010 and became effective on September 1, 2010.

Index

Results of Operations

Three Months and Nine Months Ended September 30, 2010 and 2009

Gross Premiums Written. Gross premiums written consist of direct premiums written and premiums assumed from the National Council on Compensation Insurance (“NCCI”) residual market pools. The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended September 30, 2010 totaled $51.7 million, a decrease of $7.0 million, or 11.9%, from $58.7 million of gross premiums written in the same period of 2009. Gross premiums written for the nine months ended September 30, 2010 totaled $191.7 million, a decrease of $17.9 million, or 8.5%, from $209.6 million of gross premiums written in the same period of 2009.

Much of the decrease in gross premiums written resulted from payroll declines from our “core” product lines, which include everything other than our “program” business as defined below. Declines from core product lines were primarily due to the economic recession and its impact on the construction industry. Our core product lines contributed $32.5 million, or 62.9%, of the total gross premiums written for the three months ended September 30, 2010, compared to $43.3 million, or 73.8%, in the same period of 2009. For the nine months ended September 30, 2010, our core product lines contributed $136.3 million, or 71.1%, of the total gross premiums, compared to $171.1 million, or 81.6%, in the same period of 2009.

The decrease in our core product lines was partially offset by a net increase in our “program” business of $5.5 million and $20.2 million, respectively, in the three month and nine month periods ended September 30, 2010. Our program business, which includes our alternative markets and small maritime programs, produced $16.8 million of gross written premiums in the three months ended September 30, 2010 and $50.4 million in the nine months then ended.

Excluding work we perform as the servicing carrier for the Washington State USL&H Assigned Risk Plan and excluding business assumed from the NCCI residual market pools, the total number of customers we serviced increased from over 1,400 at September 30, 2009 to over 1,600 at September 30, 2010. The majority of the customer increase related to our program book of business, partially offset by a decrease in the number of core customers. By design, our program business will have a larger number of customers with a smaller average premium size than our core book of business. Our average premium size at September 30, 2010 was approximately $230,000 in our core business and $98,000 in our program business, compared to approximately $232,000 in our core business and $106,000 in our program business one year earlier.

Total in-force payrolls, a factor used in determining premiums charged, increased 2.2% from $7.1 billion at September 30, 2009 to $7.2 billion at September 30, 2010. California continues to be our largest market, accounting for approximately $147.1 million or 49.1% of our in-force premiums at September 30, 2010. This represents an increase of $27.6 million, or 23.1%, from approximately $119.5 million, or 39.9% of total in-force premiums in California at September 30, 2009.

Premiums assumed from the NCCI residual markets for the three months ended September 30, 2010 decreased $1.0 million, or 52.6%, to $0.9 million from $1.9 million for the same period in 2009. For the nine months ended September 30, 2010, assumed premiums decreased $3.8 million, or 73.1%, to $1.4 million from $5.2 million for the same period in 2009.

Net Premiums Written.  Net premiums written totaled $46.8 million for the three months ended September 30, 2010 compared to $52.7 million in the same period in 2009, representing a decrease of $5.9 million, or 11.2%. For the nine months ended September 30, 2010, net premiums written totaled $177.8 million, a decrease of $11.9 million, or 6.3%, from $189.7 million in the same period of 2009. The decrease in net premiums written for the nine months ended September 30, 2010 was primarily attributable to the decrease in gross premiums written discussed above, offset by a decrease in ceded premiums written of $6.1 million primarily resulting from residual market business.

Index

Net Premiums Earned.  Net premiums earned totaled $65.1 million for the three months ended September 30, 2010, compared to $64.4 million for the same period in 2009, representing an increase of $0.7 million, or 1.1%. For the nine months ended September 30, 2010, net premiums earned totaled $191.4 million, an increase of $8.9 million, or 4.9%, from $182.5 million in the same period of 2009. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned increased $1.8 million, or 2.7%, to $69.7 million for the three months ended September 30, 2010 from $67.9 million for the same period in 2009. Our direct premiums earned for the nine months ended September 30, 2010 increased $11.4 million, or 5.9%, to $204.6 million from $193.2 million for the same period in 2009.

The increases in earned premiums in the three month and nine month periods of 2010 were due to increases in total in-force payrolls and rate increases.

The following is a summary of our top five markets based on direct premiums earned:

	Nine Months Ended September 30,
	2010		2009
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$95,666	46.8%	$77,192	40.0%
Louisiana	19,726	9.6	19,495	10.1
Alaska	11,186	5.5	11,898	6.2
Texas	10,778	5.3	11,314	5.9
Illinois	10,315	5.0	16,357	8.5
Total	$147,671	72.2%	$136,256	70.7%

Net premiums earned are also affected by premiums ceded under reinsurance agreements and premiums we involuntarily assumed from the NCCI residual markets. Ceded premiums earned for the three months ended September 30, 2010 totaled $6.0 million compared to $5.5 million for the same period in 2009, representing an increase of $0.5 million, or 9.1%. Ceded premiums earned for the nine months ended September 30, 2010 totaled $16.4 million compared to $15.9 million for the same period in 2009, representing an increase of $0.4 million, or 2.5%. Earned premiums assumed from the NCCI residual markets for the nine months ended September 30, 2010 decreased $2.1 million, or 40.4%, to $3.1 million from $5.2 million for the same period in 2009.

Net Investment Income.  Net investment income was $5.8 million for the three months ended September 30, 2010, compared to $5.9 million for the same period in 2009, representing a decrease of $0.1 million, or 1.4%. Net investment income was $17.8 million for the nine months ended September 30, 2010, compared to $17.2 million for the same period in 2009, representing an increase of $0.6 million, or 3.4%. Average invested assets for the three months ended September 30, 2010 increased $86.9 million, or 14.1%, from $617.0 million in 2009 to $703.9 million in 2010. For the nine months ended September 30, 2010, average invested assets increased $83.0 million, or 13.9%, from $597.2 million in 2009 to $680.2 million in 2010. Our yield on average invested assets for the three months ended September 30, 2010 was approximately 3.3% compared to approximately 3.8% for the same period in 2009. For the nine months ended September 30, 2010, our yield on average invested assets was 3.5% compared to approximately 3.8% for the same period in 2009.

Net Realized Gains.  Net realized gains totaled $3.9 million for the three months ended September 30, 2010, compared to $0.3 million for the same period in 2009. For the nine months ended September 30, 2010, net realized gains totaled $14.3 million compared to $0.2 million in the same period of 2009. The realized gains in 2010 related primarily to the sale of investment securities to enable us to realize a portion of our tax capital loss carry forwards, which totaled approximately $15.0 million as of December 31, 2009.

Other Income.  Other income totaled $0.8 million for the three months ended September 30, 2010, compared to $1.1 million for the same period in 2009, representing a decrease of $0.3 million, or 30.0%. For the nine months ended September 30, 2010, other income totaled $2.5 million compared to $3.4 million in the same period of 2009, representing a decrease of $0.8 million, or 24.6%. Other income is derived primarily from the operations of PointSure (including BWNV), our wholesale broker and third party administrator, and PMCS, our provider of medical bill review, utilization review, nurse case management and related services.

Index

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $48.0 million for the three months ended September 30, 2010, compared to $42.2 million for the same period in 2009, representing an increase of $5.8 million, or 13.6%. For the nine months ended September 30, 2010, loss and loss adjustment expenses totaled $170.4 million, compared to $122.0 million for the same period in 2009, representing an increase of $48.4 million, or 39.7%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended September 30, 2010 was 73.3% compared to 65.1% for the same period in 2009. Our net loss ratio for the nine months ended September 30, 2010 was 88.7% compared to 66.4% for the same period in 2009. The increase in our net loss ratio for the three months ended September 30, 2010 was primarily attributable to a higher current accident year net expected loss and allocated loss adjustment expense (“ALAE”) ratio (the “ELR”) of 64.5% in the third quarter of 2010, compared to 56.7% in the same period of 2009. The increase in our net loss ratio for the nine months ended September 30, 2010 was primarily attributable to $30.5 million of adverse development of prior years’ net loss reserves recorded in the period compared to $5.9 million in the same period of 2009. Our direct loss reserves are net of reinsurance and exclude reserves associated with Kemper Employers Insurance Company (“KEIC’), whom we acquired from LMC in September 2003, and the business that we involuntarily assume from the NCCI.

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

Accident year 2010 is incomplete, as only nine months of the year have been earned as of September 30, 2010. For the current accident year, an ELR was established for each jurisdiction and type of loss (indemnity, medical and ALAE) and was multiplied by the booked accident year earned premium to produce the ultimate loss to date. The ELR selections are reviewed quarterly with each internally developed reserve study. Given the short experience period for the current accident year, the ELRs are usually maintained at least through the first 12 months of the accident year and revised as the underlying data matures. However, after reviewing the year-to-date results for the 2010 accident year and considering the adverse development of accident years 2008 and 2009 booked in the second quarter, we increased the ELR for this year from 61.5% to 64.5% in the second quarter of this year.

Due to the longer tail nature of workers’ compensation claims, movements in an accident year’s ultimate loss estimate can be reasonably expected. During the third quarter of 2010, we recognized no adverse development of prior years’ loss reserve estimates, compared to $2.1 million of adverse development recognized in third quarter 2009.

As of September 30, 2010, we had recorded a receivable of approximately $3.0 million for loss development under the adverse development cover since the date we acquired KEIC from LMC. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At September 30, 2010, we had access to approximately $3.8 million under a related collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $17.6 million for the three months ended September 30, 2010, compared to $18.2 million for the same period in 2009, representing a decrease of $0.5 million, or 2.8%. For the nine months ended September 30, 2010, underwriting expenses totaled $53.5 million, a decrease of $0.6 million, or 1.1%, from $54.0 million in the same period of 2009. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended September 30, 2010 was 27.0%, compared to 28.1% for the same period in 2009. For the nine months ended September 30, 2010, our net underwriting expense ratio was 27.9%, compared to 29.5% in the same period of 2009.

The declines in our expense ratios for the three month and nine month periods ended September 30, 2010 resulted from decreases in our underwriting expenses and increases in our net premiums earned from the same periods of 2009. Underwriting expenses for the three month and nine month periods ended September 30, 2010 included a net reduction of approximately $1.0 million in our accruals to reflect a periodic true-up of our estimates of taxes, licenses, fees and assessments in the states in which we operate. A similar true-up for $0.7 million was recorded in the second quarter of 2009.

Index

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $136,000 for the three months ended September 30, 2010, compared to $140,000 for the same period in 2009, representing a decrease of $4,000 or 2.9%. Interest expense for the nine months ended September 30, 2010 totaled $396,000, compared to $466,000 for the same period in 2009, representing a decrease of $70,000, or 15.0%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points decreased from 4.4% at September 30, 2009 to 4.3% at September 30, 2010.

Other Expenses. For the three months ended September 30, 2010, other expenses totaled $2.6 million compared to $2.7 million for same period in 2009. For the nine months ended September 30, 2010, other expenses totaled $7.5 million compared to $7.4 million in the same period of 2009. Other expenses result primarily from the operations of PointSure (including BWNV) and PMCS, which together accounted for approximately $2.3 million and $6.6 million of expenses for the three months and nine months ended September 30, 2010, respectively, compared to $2.5 million and $6.5 million for the same periods in 2009.

Income Tax Expense. The effective tax rate for the three months ended September 30, 2010 was 27.9%, compared to 25.0% for the same period in 2009. For the nine months ended September 30, 2010 our effective tax rate was 61.7% compared to 25.2% in the same period of 2009. Our effective tax rates generally vary from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At September 30, 2010, approximately 48.0% of our investment portfolio was invested in tax-exempt municipal bonds, compared to approximately 52.9% at September 30, 2009.

 Net Income (Loss).  Net income was $5.4 million for the three months ended September 30, 2010, compared to $6.7 million for the same period in 2009, representing a decrease of $1.2 million, or 18.6%. Net loss for the nine months ended September 30, 2010 totaled $2.5 million, a decrease of $17.5 million, from net income of $15.0 million in the same period of 2009. The decrease in net income for the three months ended September 30, 2010 resulted primarily from higher loss and loss adjustment expenses during the period, as previously discussed, partially offset by gains realized upon the sale of investment securities. The decrease in net income for the nine months ended September 30, 2010 resulted primarily from $30.5 million of adverse development of prior years’ loss reserves, partially offset by increases in premiums earned and gains realized upon the sale of investment securities.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary uses of funds are to pay claims and operating expenses, to purchase investments and to pay declared common stock dividends.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of September 30, 2010 has an effective duration of 5.05 years with individual maturities extending out to 28 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

At September 30, 2010, our investment portfolio consisted of investment grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2010, we entered into reinsurance agreements with nonaffiliated reinsurers wherein we retain the first $250,000 of each loss occurrence and the next $250,000 of losses per occurrence are 100% reinsured. The next $500,000 of losses per occurrence (from $500,000 to $1.0 million per loss occurrence) are 75% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $100.0 million per loss occurrence, subject to various deductibles and exclusions. The new reinsurance program is effective through September 30, 2011. Our reinsurance program that was effective October 1, 2009 to September 30, 2010 provided us with reinsurance protection for each loss occurrence in excess of $500,000, up to $85.0 million, subject to various deductibles and exclusions. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

Index

SeaBright is a holding company with minimal unconsolidated revenue. As SeaBright pays stockholder dividends and has other capital needs in the future, we anticipate that it will be necessary for SBIC to pay dividends to SeaBright. In August 2010, SBIC declared and paid its first such dividend to SeaBright in the amount of $5.8 million. SBIC is required by law to maintain a certain minimum level of surplus on a statutory basis. The payment of such dividends will be regulated as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

Our unaudited condensed consolidated net cash provided by operating activities for the nine months ended September 30, 2010 was $54.0 million, compared to our cash flow from operations of $60.5 million for the same period in 2009. The decrease was mainly attributable to an increase in paid losses (net of reinsurance collected), partially offset by decreases in federal income taxes paid.

Net cash used in investing activities was $38.9 million in the nine months ended September 30, 2010, compared to $58.9 million of net cash used during the same period in 2009. The significant increases in the purchases and sales of investment securities resulted in $14.3 million of net realized gains.

For the nine months ended September 30, 2010, financing activities used a total of $2.7 million due to stockholder dividend payments and the surrender of stock to cover tax withholding obligations associated with the vesting of restricted stock, compared to $0.4 million of cash used in the same period in 2009 due to tax obligations associated with restricted stock vesting.

As of September 30, 2010, SBIC’s statutory surplus totaled $300.3 million (unaudited), compared to $294.9 million (unaudited) as of September 30, 2009.

Contractual Obligations and Commitments

During the nine months ended September 30, 2010, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

We had fixed-income investments with a fair value of $695.5 million at September 30, 2010 that are subject to interest rate risk compared with $626.6 million at December 31, 2009. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The disclosure set forth below updates specific risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Other than as described below, there were no material changes to the risk factors set forth in such report.

Under the heading “Item 1A. Risk Factors – Risks Related to Our Business – If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected” in our Annual Report on Form 10-K filed with the SEC on March 16, 2010, we included a discussion of our then-current excess of loss reinsurance treaty program covering the business that we write or renew. Effective October 1, 2010, we entered into new reinsurance agreements with nonaffiliated reinsurers wherein we retain the first $250,000 of each loss occurrence and the next $250,000 of losses per occurrence are 100% reinsured subject to an annual aggregate deductible. The next $500,000 of losses per occurrence (from $500,000 to $1.0 million per loss occurrence) are 75% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $100.0 million per loss occurrence, subject to various deductibles and exclusions. The new reinsurance program is effective through September 30, 2011.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended September 30, 2010:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month # 1 (July 1, 2010 through July 31, 2010)	792	$9.63	–	–
Month # 2 (August 1, 2010 through August 31, 2010)	–	–	–	–
Month # 3 (September 1, 2010 through September 30, 2010)	2,378	$7.92	–	–

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the nine months ended September 30, 2010; however, our employees surrendered 53,655 shares of our common stock to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards issued under our 2005 Plan.

Item 6.	Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT HOLDINGS, INC.
Date: November 9, 2010

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