Form 10-K
period 2010-12-31
SeaBright Holdings, Inc.
filed 2011-03-14
CIK 1267201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K
________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to to .
Commission File Number 001-34204
SeaBright Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1501 4th Avenue, Suite 2600	98101
Seattle, Washington (Address of principal executive offices)	(Zip code)

(206) 269-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2010 as reported by the New York Stock Exchange, was $194,842,032.

The number of shares of the registrant’s common stock outstanding as of March 11, 2011 was 22,066,306.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the SeaBright Holdings, Inc. definitive Proxy Statement for its 2011 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010 are incorporated by reference in Part III of this Form 10-K.

SEABRIGHT HOLDINGS, INC.

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

•
references to the “Company,” “we,” “us” or “our” refer to SeaBright Holdings, Inc. and its subsidiaries, SeaBright Insurance Company, PointSure Insurance Services, Inc. and Paladin Managed Care Services,  and prior to the date of the Acquisition, include references to our predecessor;

•	the term “our business” refers to the business conducted by the Company since October 1, 2003 and with respect to periods prior to October 1, 2003, to the business conducted by our predecessor; and

•	references to “SeaBright” refer solely to SeaBright Holdings, Inc., unless the context suggests otherwise.

Item 1.  Business.

Overview

We are a specialty provider of multi-jurisdictional workers’ compensation insurance and, on a limited basis, general liability insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 49 states, the District of Columbia and Guam, to write workers’ compensation and other lines of insurance. Traditional providers of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures, and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. In 2008, we began providing general liability insurance on a limited basis and only in conjunction with workers’ compensation insurance we provide for major construction projects written under a controlled insurance program (commonly known as “wrap-up” programs). At December 31, 2010, we had four general liability insurance policies in force with estimated annual premium of $0.4 million. Since our general liability insurance business is small, the majority of discussion in this annual report on Form 10-K focuses on our workers’ compensation line of business.

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

SeaBright Holdings, Inc. was formed in 2003 by members of our current management and entities affiliated with Summit Partners, a leading private equity and venture capital firm, for the purpose of acquiring from Lumbermens Mutual Casualty Company (“LMC”) and certain of its affiliates the renewal rights and substantially all of the operating assets and employees of Eagle Pacific Insurance Company and Pacific Eagle Insurance Company, which we collectively refer to as Eagle or the Eagle Entities (the “Acquisition”). Eagle began writing specialty workers’ compensation insurance in the mid-1980’s. The Acquisition gave us renewal rights to an existing portfolio of business, representing a valuable asset given the customer renewal rates of our business, and a fully operational infrastructure that would have taken many years to develop. These renewal rights gave us access to Eagle’s customer lists and the right to seek to renew Eagle’s continuing in-force insurance contracts. These renewal rights were valued at the date of the Acquisition.

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

Commutation
An agreement between the ceding insurer and the reinsurer that provides for the valuation, payment and complete discharge of some or all current and future obligations between the parties under particular reinsurance contract(s).

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

Net premiums written	Equal to gross premiums written minus ceded premiums written.

Net underwriting expense ratio	A key profitability measure. Calculated by dividing underwriting, acquisition and insurance expenses for the period less other service income by premiums earned for the period.

Reinsurance	A contract by which one insurer transfers all or part of a risk to another insurer in exchange for all or part of the premium paid by the insured.

Retention	The amount of losses from a single occurrence or event, or an aggregate amount, which is paid by the company prior to the attachment of excess of loss reinsurance.

Retrospectively-rated policy	A policy containing a provision for determining the insurance premium for a specified policy period on the basis of the loss experience for the same period.

Treaty	A reinsurance contract.

Washington USL&H Plan
The Washington USL&H Compensation Act Assigned Risk Plan, for which SeaBright Insurance Company is the servicing carrier. All of the premiums, minus the servicing carrier fees that we retain, and losses associated with this business are ceded to the Washington USL&H Plan. Accordingly, this business is excluded from the discussion of our operations and results in various places in this annual report, as indicated.

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

The Acquisition was completed on September 30, 2003, at which time entities affiliated with Summit Partners, certain co-investors and members of our management team invested approximately $45.0 million in SeaBright and received convertible preferred stock in return. See “Certain Relationships and Related Transactions, and Director Independence” in Part III, Item 13 of this annual report. These proceeds were used to pay for the assets under the purchase agreement and to contribute additional capital to KEIC, which was renamed “SeaBright Insurance Company.” SeaBright Insurance Company received an “A-” (Excellent) rating from A.M. Best Company (“A.M. Best”) following completion of the Acquisition. See the discussion under the heading “Ratings” in this Item 1.

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

In December 2007, we completed the acquisition of Total HealthCare Management, Inc. (“THM”), a privately held California provider of medical bill review, utilization review, nurse case management and related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million was scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieved certain revenue objectives in 2008, 2009 and 2010. Based on THM’s performance in 2008, 2009 and 2010, these installments were not paid. Goodwill recognized in connection with this acquisition totaled approximately $1.4 million. Following the acquisition, THM became a wholly owned subsidiary of SeaBright. In September 2010, THM was rebranded and changed its name to Paladin Managed Care Services (“PMCS”) as a “doing business as” designation.

In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction was a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. The Company recorded goodwill of approximately $0.5 million in connection with this acquisition. Following the acquisition, BWNV became a wholly owned subsidiary of PointSure. The stock purchase agreement provided for a contingent purchase price to be paid by (or refunded to) the Company approximately 13 months following the closing date, depending on whether BWNV revenue in the 12 months following closing exceeded (or was less than) the base revenue assumed at the time of the closing. The Company paid approximately $159,000 as additional purchase consideration upon completion of the contingency period in 2009. In November 2010, PointSure reorganized its corporate structure and directly assumed the business and operations of BWNV. The BWNV legal entities were subsequently dissolved.

Corporate Structure

Our corporate structure was as follows at December 31, 2010:

SeaBright Insurance Company is our insurance company subsidiary and a specialty provider of multi-jurisdictional workers’ compensation insurance. PointSure acts primarily as an in-house wholesale broker and third party administrator for SeaBright Insurance Company. Paladin Managed Care Services is a provider of medical bill review, utilization review, physician case management and related services.

Services Arrangements

In connection with the Acquisition, we entered into services agreements with LMC and certain of its affiliates that require us to provide certain service functions to the Eagle Entities in exchange for fee income. The services that we are required to provide to the Eagle Entities under these agreements include administrative services, such as underwriting, billing, collection, safety and accounting services, and claims services, including claims administration, claims investigation and loss adjustment and settlement services. For the years ended December 31, 2010, 2009 and 2008, we received approximately $0.2 million, $0.3 million, and $0.3 million, respectively, in service fee income from LMC and its affiliates under these services arrangements.

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

Issues Relating to a Potential LMC Receivership

LMC and its affiliates had traditionally offered a wide array of personal, risk management and commercial property and casualty insurance products. However, due to the distressed financial situation of LMC and its affiliates, LMC is no longer writing new business and has been operating under a voluntary run-off plan approved by the Illinois Department of Insurance in 2004. “Run-off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. Under the run-off plan, LMC has instituted aggressive expense control measures in order to reduce its future loss exposure and allow it to meet its obligations to current policyholders.

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

In addition, if LMC is placed into receivership, various arrangements that we established with LMC in connection with the Acquisition, including the servicing arrangements, the commutation agreement, the adverse development cover, and the collateralized reinsurance trust, could be adversely affected. For a discussion of the risks relating to a potential LMC receivership, see the risks described under “Risks Related to Our Business — In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws” in Part I, Item 1A of this annual report.

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

•
Focus on Larger Accounts.  We target a relatively small number of larger, more safety-conscious employers (businesses with 50 to 400 employees) within our niche markets. We had over 1,640 customers with an average estimated annual premium size of approximately $177,000 at December 31, 2010 compared to approximately $198,000 at December 31, 2009, a reflection of lower premium rates in many jurisdictions, the continuing impact of a slow recovery from the economic recession and the expansion of our Alternative Markets and Small Maritime Program products (referred to as our “Program Business”). We believe this focus, together with our specialized underwriting expertise, increases the profitability of our book of business primarily because the more extensive loss history of larger customers enables us to better predict future losses, allowing us to price our policies more accurately. Our focus on larger accounts also enables us to provide individualized attention to our customers, which we believe leads to higher satisfaction and long-term loyalty.

•
Proactive Loss Control and Claims Management.  We consult with employers on workplace safety, accident and illness prevention and safety awareness training. We also offer employers medical and disability management tools that help injured employees return to work more quickly. These tools include access to a national network of physicians, case management nurses and a national discount pharmacy benefit program. Our strong focus on proven claims management practices helps minimize attorney involvement and expedites the settlement of valid claims. In addition, our branch office network affords us extensive local knowledge of claims and legal environments, further enhancing our ability to achieve favorable results on claims. As of December 31, 2010, approximately 99.0% of our total time loss claims were handled in-house as opposed to being handled by third-party administrators. Our claims managers and claims examiners are highly experienced, with an average of over 20 years in the workers’ compensation insurance industry.

•
Experienced Management Team.  The members of our senior management team, consisting of John G. Pasqualetto, Richard J. Gergasko, Scott H. Maw, Richard W. Seelinger, Marc B. Miller, M.D., D. Drue Wax, Esq., and Jeffrey C. Wanamaker, average over 23 years of insurance industry experience, and over 20 years of workers’ compensation insurance experience.

•
Strong Distribution Network.  We market our products through independent brokers and through PointSure. This two-tiered distribution system provides us with flexibility in originating premiums and managing our commission expense. PointSure produced approximately 23.8% of our direct premiums written in 2010 and 21.8% of our customers as of December 31, 2010. We are highly selective in establishing relationships with independent brokers. As of December 31, 2010, we had appointed 241 independent brokers to represent our products. In addition, we negotiate commissions for the placement of all risks that we underwrite, either through independent brokers or through PointSure. For the year ended December 31, 2010, our ratio of net commission expense to net premiums earned was 9.3% including business assumed from the National Council on Compensation Insurance, Inc., or NCCI, residual market pools.

Strategy

We pursue profitable growth and favorable returns on equity through the following strategies:

•
Geographic Location.  We believe our experience with maritime coverage issues in the states in which we operate can be readily applied to other areas of the country that we do not currently serve. Ten states have enabling legislation for collectively bargained ADR that is similar to the ADR legislation in California. In 2008, we expanded our business by writing policies in several more of the approved states in which we are licensed to do business.

•
Expand Business in Target Markets.  Excluding approximately $4.4 million of direct premiums written under the Washington USL&H Plan, we wrote approximately 51.8% of our direct premiums in California, 10.8% in Louisiana and 5.9% in Alaska for the year ended December 31, 2010. Texas and Pennsylvania accounted for 5.6% and 3.3%, respectively, of our direct premiums written in 2010. Cash provided by operations has provided us with the necessary capital to enable us to increase the amount of insurance business that we are able to write in these and other markets. We believe that our product offerings, combined with our specialized underwriting expertise and niche market focus, have positioned us to increase our market share in our target markets when doing so is desirable.

We have also formed several operating divisions to focus on the development and expansion of business in several key niches. In 2007, we formed the Construction Division, headquartered in Needham, Massachusetts, to focus on providing construction project coverage on a per-project basis (commonly known as “wrap-ups”). In the first quarter of 2008, we formed a dedicated Energy Division, headquartered in Houston, Texas, to increase our presence in the national energy sector. In the second quarter of 2008, we formed the Alternative Markets Division, headquartered in Needham, Massachusetts, to seek opportunities to partner with select managing general agents who write Program Business, or large numbers of similar risks in a given industry group.

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

•
Focus on Profitability.  We continue our focus on underwriting discipline and profitability by selecting risks prudently, pricing our products appropriately and focusing on larger accounts in our target markets.

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

•
Employers who are obligated to pay insurance benefits specifically under state workers’ compensation laws. We primarily target employers in states that we believe are underserved, such as the construction markets in California and Louisiana, and the states of Texas, Alaska and Florida.

•
Employers, particularly in the construction industry in California, who are party to collectively bargained workers’ compensation agreements that provide for settlement of claims out of court in a negotiated process.

State Act Customers

We provide workers’ compensation insurance to employers who are obligated to pay benefits to employees under state workers’ compensation laws. Approximately 81.1% of our state act business is written in California, Alaska, Pennsylvania, New Jersey and Texas. We provide coverage under state statutes that prescribe the benefits that employers are required to provide to their employees who may be injured in the course of their employment. Our policies are issued to employers. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits, medical benefits and hospital expenses. The benefits payable and the duration of these benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. We are one of a few insurance carriers that have a local claim office in Alaska and Hawaii and, as such, we do not need to rely on third party administrators in these two markets.

For the year ended December 31, 2010, we received approximately $147.5 million, or 57.3%, of our direct premiums written from state act customers. We define a state act customer as a customer whose exposure arises only under state workers’ compensation laws and is not a maritime customer or an ADR customer.

Maritime Customers

Providing workers’ compensation insurance to maritime customers with multi-jurisdictional liability exposures was the core of the business of Eagle Pacific Insurance Company, which began writing specialty workers’ compensation insurance over 25 years ago, and remains a key component of our business today. We are authorized by the U.S. Department of Labor to write maritime coverage under the USL&H Act in all federal districts, and believe, based primarily on the experience of our management team, that we are highly qualified underwriters in this niche in the United States. The USL&H Act is a federal law that provides benefits to any person engaged in maritime employment, including longshoreman or others engaged in long shoring operations and any harbor workers including shipbuilders, ship repairers and ship breakers. The employee’s injury or death must occur upon navigable waters of the United States, including any adjoining pier, wharf, dry dock, terminal, building way, marine railway or other adjoining area customarily used by an employer in loading, unloading, repairing, dismantling or building a vessel.

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

For the year ended December 31, 2010, we received approximately $76.2 million, or 29.6%, of our direct premiums written from our maritime customers. We define a maritime customer as a customer whose total workers’ compensation exposure consists of at least 10% of maritime exposure. When we use the term maritime exposure in this annual report, we refer to exposure under the USL&H Act and its extensions, including the OCSLA, the Jones Act, or both. Not all of the gross premiums written from our maritime customers are for maritime exposures. For the year ended December 31, 2010, approximately 82.5% of our direct premiums written for maritime customers were for maritime exposures. Our experience writing maritime coverage attracts maritime customers for whom we can also write state act and ADR coverage.

Employers Party to Collectively Bargained Workers’ Compensation Agreements

We also provide workers’ compensation coverage for employers, particularly in the construction industry in California, that are party to collectively bargained workers’ compensation agreements with trade unions, also known as ADR programs. These programs use informal arbitration instead of litigation to resolve disputes out of court in a negotiated process. ADR insurance programs in California were made possible by legislation passed in 1993 and expanded by legislation passed in 2003. In 2003, these ADR programs became available to all unionized employees in California, where previously they were available only to unionized employees in the construction industry. We are recognized by 18 labor/management programs as authorized to provide coverage for employers that are party to collectively bargained workers’ compensation agreements with trade unions. We are aware of 11 states, including California, Florida and Hawaii, which have enabling legislation allowing for the creation of ADR collectively bargained workers’ compensation insurance programs. SeaBright has played an active role in gaining enabling legislation in some of these states, including Nevada.

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

For the year ended December 31, 2010, we received approximately $33.6 million, or 13.0%, of our direct premiums written from customers who participate in ADR programs. We define an ADR customer as any customer who pays us a premium for providing the customer with insurance coverage in connection with an ADR program. Not all of the gross premiums written from our ADR customers are for ADR exposures. Our experience writing ADR coverage attracts ADR customers for whom we can also write state act and maritime coverage. For the year ended December 31, 2010, approximately 58.5% of our direct premiums written for ADR customers were for ADR exposures. We believe we are a leading provider of the ADR product.

Customer Concentration

For the year ended December 31, 2010, our largest customer had annual direct premiums written of approximately $6.3 million, or 2.5% of our total direct premiums written. We are not dependent on any single customer, the loss of whom would have a material adverse effect on our business. For the year ended December 31, 2010, we had direct premiums written of $257.6 million, excluding premiums written under the Washington USL&H Plan. Our three largest customers had combined 2010 annual direct premiums written of $11.4 million, or 4.4%  of our total direct premiums written for the year ended December 31, 2010. We do not expect the size of our largest customers to increase significantly over time. Accordingly, as we grow in the future, we believe our largest customers will account for a decreasing percentage of our total direct premiums written.

Distribution

We distribute our products primarily through independent brokers we have identified as having well-established maritime or construction expertise. As of December 31, 2010, we had a network of approximately 241 appointed insurance brokers. For the year ended December 31, 2010, no broker, excluding PointSure, accounted for more than 6.9% of our direct premiums written. We do not employ sales representatives and make limited use of third-party managing general agents in marketing to our Program Business customers (employers within homogenous classes, such as agriculture and health care). Our managing general agents do not have authority to underwrite, bind coverage or pay claims.

The licensed insurance brokers with whom we contract are compensated by a commission set as a percentage of premiums. Our standard broker agreement does not contain a commission schedule because all commissions are specifically negotiated as part of our underwriting process. Our ratio of net commissions to net premiums earned for the year ended December 31, 2010 was 9.3%. Brokers do not have authority to underwrite or bind coverage on our behalf, and they are contractually bound by our broker agreement.

We also distribute our products through PointSure, our licensed in-house wholesale insurance broker and third-party administrator. PointSure is a wholly-owned subsidiary of SeaBright. PointSure had approximately 2,372 sub-producer agreements as of December 31, 2010 compared to 2,702 as of December 31, 2009, representing a decrease of 12.2%. PointSure is authorized to act as an insurance broker in 50 states and the District of Columbia, under corporate licenses or licenses held by one of its officers. In addition to enhancing distribution for SeaBright Insurance Company, PointSure provides SeaBright Insurance Company with a cost-effective source of business. It provides the flexibility needed to avoid the costly and time consuming process of appointing brokers directly in both existing and new territories. For the year ended December 31, 2010 excluding premiums for the Washington USL&H Plan, PointSure’s direct premiums written with SeaBright Insurance Company were $61.3 million (23.8% of total direct premiums written) compared to $49.3 million in 2009 (17.5% of total direct premiums written), and $42.5 million in 2008 (16.4% of total direct premiums written).

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

The following table provides the geographic distribution of our risks insured as represented by direct premiums written by customer type for the year ended December 31, 2010, excluding premiums written under the Washington USL&H Plan which are ceded 100% back to the plan. See the discussion under the heading “Customers” in this Item 1 for an explanation of how we classify our customers. Not all direct premiums written from our maritime and ADR customers are for maritime and ADR exposures.

	Direct Premiums Written In Year Ended December 31, 2010
State	Maritime	Alternative Dispute Resolution	State Act	General Liability	Total	Percent of Total
	(Dollars in thousands)
Alaska	$3,676	$113	$11,368	$—	$15,157	5.9%
California	15,699	29,352	88,337	—	133,388	51.8%
Connecticut	535	1	3,052	—	3,588	1.4%
Florida	3,898	1,756	2,748	—	8,402	3.3%
Hawaii	1,936	1,014	2,718	—	5,668	2.2%
Louisiana	24,636	19	3,245	—	27,900	10.8%
New Jersey	1,143	—	6,357	—	7,500	2.9%
Pennsylvania	380	15	8,102	—	8,497	3.3%
Texas	8,742	99	5,516	—	14,357	5.6%
Washington	7,272	—	(51)	—	7,221	2.8%
All others	8,280	1,192	16,113	354	25,939	10.0%
Totals	$76,197	$33,561	$147,505	$354	$257,617
Percent of Total	29.6%	13.0%	57.3%	0.1%	100.0%

Underwriting

We underwrite business on a guaranteed-cost basis. We also underwrite dividend and loss sensitive policies that make use of deductible and retrospective rating plans. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although the premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated term payroll at the time the policy is issued and the final audited payroll after the policy expires. Dividend plans allow a policyholder to earn a cash dividend if its individual loss experience is lower than predetermined levels established at the inception of the policy. Policyholder dividends are payable only if declared by the Board of Directors of SeaBright Insurance Company. Loss sensitive plans, on the other hand, provide for a variable premium rate for the policy term. The variable premium is based on the customer’s actual loss experience for claims occurring during the policy period, subject to a minimum and maximum premium. The final premium for the policy may not be known for five to seven years or longer after the expiration of the policy. For business written on retrospective rating plans, the premium is recalculated at 12-month intervals beginning six months following expiration of the policy to reflect development on reported claims. Our loss sensitive plans allow our customers to choose to actively manage their insurance premium costs by sharing risk with us. For the year ended December 31, 2010 approximately 87.9% of our direct premiums written came from customers on guaranteed cost plans, 1.1% from customers on dividend plans and the remaining 11.0% from customers on loss sensitive plans.

We have developed small account programs that comprise less than 4% of our in-force estimated annual premium as of December 31, 2010.  These programs are available only for specified classes of business as determined by our underwriting management team.  Submissions are screened through a proprietary series of questions designed to identify acceptable exposures. Submissions which do not pass the screening process are either automatically declined or referred to a desk underwriter for further evaluation. Our underwriting strategy is to identify and target individual risks with specialized workers’ compensation needs. We negotiate individual coverage plans to meet those needs with competitive pricing and supportive underwriting, risk management and customer service. Our underwriting is tailored to each individual risk, and involves a financial evaluation, loss exposure analysis and review of management control and involvement. Each account that we underwrite is evaluated for its acceptability, coverage, pricing and program design. We make use of risk sharing (or loss sensitive) plans to align our interests with those of the insured. Our underwriting department monitors the performance of each account throughout the coverage period, and upon renewal, the profitability of each account is reviewed and integrated into the terms and conditions of coverage going forward.

The underwriting of each piece of business begins with the selection process. Except for our small account programs, where submissions are entered into our proprietary system electronically by a limited number of producers as a result of our selection process, all of our underwriting submissions are initially sent to the local underwriting office based on the location of the insurance broker. A submission is an application for insurance coverage by a broker on behalf of a prospective policyholder. Our underwriting professionals screen each submission to ensure that the potential customer is an employer in a class of business that is among those that we have identified as being acceptable to us, such as a maritime employer, an employer involved in an ADR program, or an employer governed by a state workers’ compensation act with a record of successfully controlling high hazard workers’ compensation exposures. Except for our small account programs where our minimum premium requirements are as low as $10,000, the submission generally must meet a minimum premium size of $75,000 (higher for some classes of business) and must not involve operations prohibited by our underwriting guidelines. For example, we deem diving, ship breaking, employee leasing and asbestos and lead abatement to be prohibited operations that we generally do not insure. Once a submission passes the initial clearance hurdle, members of our loss control and underwriting departments jointly determine whether to accept the account. If our underwriting department preliminarily decides to accept the account, our loss control department conducts a prospect survey. We require a positive loss control survey before any piece of new business is bound, unless otherwise approved by our underwriting department management. Our loss control consultants independently verify the information contained in the submission and communicate with our underwriters to confirm the decision to accept the account.

We use a customized loss-rating model as the foundation for determining the premium adequacy on a particular account. We compare the loss history of each customer to the expected losses underlying the rates in each state and jurisdiction. Our loss projections are based on comparing actual losses to expected losses across multiple policy years. We estimate the annual premium by adding our expenses and profit to the loss projection selected by our underwriters. This process helps to ensure that the premiums we charge are adequate for the risk insured.

Our underwriting department is managed by experienced underwriters who specialize in the classes of business that we pursue. We have underwriting offices in Seattle, Washington; Orange, California; Anchorage, Alaska; Houston, Texas; Concord, California; Phoenix, Arizona; Lake Mary, Florida; Radnor, Pennsylvania; Chicago, Illinois; Needham, Massachusetts; and New Orleans, Louisiana. As of December 31, 2010, we had a total of 77 employees in our underwriting department, consisting of 49 underwriting professionals and 28 support-level staff members. Our underwriting professionals average approximately 22 years of insurance industry experience. We use audits and “authority letters” to help ensure the quality of our underwriting decisions. Our authority letters set forth the underwriting authority for each individual underwriting staff member based on their level of experience and demonstrated knowledge of the product and market. We also maintain a table of underwriting authority controls in our custom-built quote and issue system that are designed to alert underwriters of pricing and coverage conflicts that are outside their granted underwriting authority. These controls compare the underwriter’s authority for premium size, commission level, pricing deviation, premium plan design and coverage jurisdiction to the terms that are being proposed for the specific policyholder. Proposals that are outside an underwriter’s authority require appropriate review and approval from our senior underwriting personnel, allowing our senior underwriting personnel to mentor and manage the individual performance of our underwriters and to monitor the selection of new accounts.

Loss Control

We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Our loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to effectively promote a safe workplace and prevent losses. Our staff has extensive experience in insurance loss control and safety. Our loss control staff consists of 25 employees as of December 31, 2010, averaging 23 years of experience in the industry. We believe this experience benefits us by allowing us to serve our customers more efficiently and effectively. Specifically, we evaluate each customer’s safety program elements and key loss exposures, and provide explanations in an internal report to the appropriate underwriter. Our loss control staff prepares risk improvement recommendations as applicable and provides a loss control opinion of risk with supporting comments.

All policyholders have a designated assigned loss control resource. We prepare customized loss control service plans designed to prevent losses for designated policyholders based upon identified servicing needs, and work closely with those policyholders in a collaborative effort. A nationally recognized risk assessment contractor is utilized to conduct periodic risk inspections on a sampling of our smaller policyholders to assist with underwriting decisions and loss prevention efforts. Our corporate office “Loss Control Service Center” maintains a library of technical support materials, and provides periodic phone contacts to designated policyholders to supplement the field services provided by our staff. Policyholders have access to our web based safety publications consisting of Risky Business (safety newsletter), Supervisors’ Safety Updates, and Safety Meeting Outlines. Our web based BrightVIEW Interactive Loss Information System provides our loss control staff and policyholders with access to loss information, and offers a broad variety of loss reporting and sorting options to assist in loss analysis.

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

We conduct large loss investigation visits on site for traumatic or fatal incidents whenever possible. Our loss control staff also conducts comprehensive re-evaluation visits prior to the expiration of a policy term on designated policies to assist the underwriter in making decisions on coverage renewal and risk improvement.

We have loss control staff located within, or in close proximity to, our offices in Anchorage, Alaska; Chicago, Illinois; Honolulu, Hawaii; Houston, Texas; New Orleans, Louisiana; Orange, California; Lake Mary, Florida; Radnor, Pennsylvania; Phoenix, Arizona; San Francisco, California; and Seattle, Washington. The majority of our loss control staff work from resident offices. A small network of well-vetted independent consultants provides supplemental loss control service support as needed.

Pricing

Our underwriting department determines expected ultimate losses for each of our prospective accounts and renewals using one of two customized loss-rating models developed by staff actuaries. These loss-rating models project expected losses for future policy periods by weighing expected losses underlying specific workers’ compensation class codes against our customer’s historical payroll and loss information. Our underwriting department uses these projections to produce an expected loss amount for each account. This loss amount provides the foundation for developing overall pricing terms for the account. After the ultimate expected losses are calculated, our underwriting department determines the appropriate premium for the risk after adding specific expense elements to the expected loss amount, including loss control expenses, commissions, reinsurance cost, taxes and underwriting margins.

We also own a customized pricing model developed completely in-house that we use to calculate insurance terms for our loss sensitive plans. This program uses industry-published excess loss factors and tables of insurance charges, as well as company-specific expenses, to calculate the appropriate pricing terms. As discussed above under the heading “Underwriting,” our loss sensitive plans align our interests with our customers’ interests by providing our customers with the opportunity to pay a premium that is lower (if they are able to keep their losses below an expected level) than the premium they would otherwise pay under a guaranteed cost plan. The premiums for our retrospectively rated loss sensitive plans are reflective of the customer’s loss experience because, beginning six months after expiration of the insurance policy and annually thereafter, we recalculate the premium for the policy term based on the current value of the known losses that occurred during the policy term. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay additional premiums as they are billed in the years following policy expiration. Accordingly, we obtain collateral (typically in the form of letters of credit) to mitigate credit risk associated with our loss sensitive plans.

We monitor the overall price adequacy of all new and renewal policies using a weekly price monitoring report. Our rates upon renewal were up 2.5% and 0.1% in 2010 and 2009, respectively, and down 10.2% in 2008. The reductions in 2008 and prior were driven primarily by our California business, where rates have declined since 2004 as a result of reform legislation enacted primarily in 2003 and 2004. Following eight straight reductions, totaling 65.1%, in the advisory pure premium rates approved by the California Insurance Commissioner, in 2008, the California Insurance Commissioner approved a 5.0% rate increase effective January 1, 2009, which we adopted. The pure premium rates approved by the California Insurance Commissioner effective January 1, 2009 were 63.4% lower than the pure premium rates in effect as of July 1, 2003. More recent data has indicated the need for an increase in rates in California. The Workers’ Compensation Insurance Rating Bureau of California (the “WCIRB”) filed for rate changes on both July 1, 2009 and January 1, 2010 that were rejected by the California Insurance Commissioner. SeaBright Insurance Company filed for a 10.6% rate increase effective August 1, 2009 and a 15.3% rate increase effective September 1, 2010, which were approved by the California Department of Insurance.

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

Having a highly-experienced claims staff with manageable work loads is integral to our business model. Our claims staff is experienced in the markets in which we compete. As of December 31, 2010, we had a total of 72 employees in our claims department, including 50 claim management and technical staff and 22 support-level staff members. Our claims managers and examiners average 21 years of experience in the insurance industry and over 20 years of experience with workers’ compensation coverage.  In addition, our in-house claims examiners maintain manageable work loads so they can more fully investigate individual claims.

Our claims examiners are focused on early return to work, timely and effective medical treatment and prompt claim resolution. Newly-hired examiners are assigned to experienced supervisors who monitor all activity and decision making to verify skill levels. Like our underwriting department, we use audits and “authority letters” in our claims department to help ensure the quality of our claims decisions. The authority letters set forth the claims handling authority for each individual claims professional based on their level of experience and demonstrated knowledge of the product and market. We believe that our audits are a valuable tool in measuring execution against performance standards and the resulting impact on our business. Our home office audit function conducts an annual review of each claims office for compliance with our claims handling best practices, policies and procedures.

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

In those states where we do not have claims staff, we have made arrangements with local third party administrators to handle state act claims only. As of December 31, 2010, approximately 99.0% of our time loss claims were being handled in-house as opposed to being handled by third-party administrators. To help ensure the appropriate level of claims expertise, we allow only our own claims personnel to handle maritime claims, regardless of where the claim occurs.

Until July 2008, Broadspire Services, a third-party claims administrator, handled losses associated with a small run-off book of KEIC business acquired in the Acquisition. “Run-off” is the professional management of an insurance company’s discontinued, distressed or non-renewed lines of insurance and associated liabilities outside of a judicial proceeding. In July 2008, we assumed the responsibility for servicing all remaining open claims. As of December 31, 2010, there were 40 open claims in the book of claims we acquired in the Acquisition, compared to 49 open claims at December 31, 2009. Outstanding loss reserves related to claims we assumed in the Acquisition totaled $3.1 million (gross) and $1.7 million (net of reinsurance) at December 31, 2010.

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

Our unpaid losses consist of case amounts, which are for reported claims, and amounts for claims that have been incurred but have not yet been reported (“IBNR”) as well as adjustments to case amounts for ultimate expected losses. The amount of unpaid loss for reported claims is based primarily upon a claim-by-claim evaluation of coverage, liability or injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts for unreported claims and unpaid loss adjustment expenses are determined using historical information, adjusted to current conditions using actuarial judgment. Unpaid loss adjustment expense is intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. The amount of loss reserves is determined by us on the basis of industry information, historical loss information and anticipated future conditions. A loss reserve committee, comprised of senior executives from our Executive, Actuarial, Underwriting, Claims and Finance departments, meets quarterly to review our loss reserves and to make necessary recommendations regarding such amounts. Although we review our loss reserve estimates on a quarterly basis and believe that our estimates at any point in time are reasonable and appropriate, loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. For further discussion of the considerations and methodology relating to the estimation of our loss reserves, see the related discussion under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expense” in Part II, Item 7 of this annual report.

Reconciliation of Loss Reserves

The table below shows the reconciliation of our loss reserves on a gross and net basis for the periods indicated, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$351,890	$292,027	$250,085
Reinsurance recoverables	(34,080)	(18,231)	(14,034)
Net balance, beginning of year	317,810	273,796	236,051
Incurred related to:
Current year	191,034	174,566	168,559
Prior years	31,971	(1,411)	(24,978)
Total incurred	223,005	173,155	143,581
Receivable under adverse development cover	45	1,169	(1,646)
Total incurred	223,050	174,324	141,935
Paid related to:
Current year	(47,803)	(45,331)	(42,253)
Prior years	(108,443)	(83,810)	(63,583)
Total paid	(156,246)	(129,141)	(105,836)
Receivable under adverse development cover	(45)	(1,169)	1,646
Net balance, end of year	384,569	317,810	273,796
Reinsurance recoverables	56,350	34,080	18,231
Unpaid loss and loss adjustment expense	$440,919	$351,890	$292,027

Our practices for determining loss reserves are designed to set amounts that in the aggregate are adequate to pay all claims at their ultimate settlement value. Our loss reserves are not discounted for interest or other factors. For a discussion of the development of our loss reserves, see the discussion under Note 9, “Unpaid Loss and Loss Adjustment Expense” in Part II, Item 8 of this annual report.

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

SeaBright Insurance Company Loss Reserves

SeaBright Insurance Company began writing insurance policies on October 1, 2003. Shown below is the loss development related to policies written from 2003 through 2010. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2004 it was estimated that $46.0 million would be sufficient to settle all claims not already settled that had occurred through that date, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, by December 31, 2010 (six years later) $30.7 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2004. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $41.2 million is the re-estimated gross loss reserve, including payments, as of December 31, 2010.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2010, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $4.8 million is the cumulative redundancy as of December 31, 2010.

Analysis of SeaBright Loss Reserve Development

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010
	(In thousands)
Gross liability as originally estimated:	$2,054	$45,981	$124,713	$184,253	$236,822	$281,520	$344,075	$434,214
Gross cumulative payments as of:
One year later	609	11,693	25,691	40,166	63,306	84,457	111,437
Two years later	1,087	18,814	40,259	64,146	102,961	144,252
Three years later	1,574	23,456	50,447	81,907	130,942
Four years later	1,685	27,354	57,722	93,234
Five years later	1,803	29,536	61,525
Six years later	1,914	30,725
Seven years later	2,046
Gross liability re-estimated as of:
One year later	2,819	43,125	100,952	149,039	217,567	288,233	380,882
Two years later	3,453	36,779	86,850	142,476	214,961	308,715
Three years later	3,336	38,207	87,535	137,603	224,571
Four years later	3,354	41,464	85,062	141,461
Five years later	3,409	40,854	87,001
Six years later	3,334	41,184
Seven years later	3,576
Cumulative redundancy/(deficiency):	(1,522)	4,797	37,712	42,792	12,251	(27,195)	(36,807)

The $36.8 million of adverse development on 2009 gross reserves was primarily due to increases in underlying direct reserves, partially offset by redundancies recognized in our unallocated loss adjustment expense (“ULAE”), loss based assessment and NCCI pool reserves. Of the total $36.8 million of adverse development, $16.3 million related to accident year 2009, consisting of a $17.1 million increase to underlying direct reserves, offset by a $0.8 million reduction to ULAE, loss based assessment and NCCI Pool reserves. For accident year 2008, we had $10.9 million of adverse development, consisting of an $11.3 million increase to underlying direct reserves, offset by a $0.4 million reduction to ULAE, loss based assessment and NCCI pool reserves. For accident year 2007, we had $5.8 million of adverse development, consisting of a $5.9 million increase to underlying direct reserves, offset by $0.1 million reduction to ULAE, loss based assessment and NCCI Pool reserves.  For accident years 2006 and prior, the adverse development on direct reserves was $3.8 million.

Of the total $27.2 million of adverse development on 2008 gross reserves, $20.2 million related to accident year 2008, consisting of a $25.0 million increase to underlying direct reserves, offset by a $4.8 million reduction to ULAE, loss based assessment and NCCI Pool reserves. For accident year 2007, we had $8.0 million of adverse development, consisting of a $12.3 million increase to underlying direct reserves, offset by a $4.3 million reduction to ULAE, loss based assessment and NCCI Pool reserves. For accident years 2006 and prior, we had $1.0 million of favorable development, consisting of a $5.1 million increase to underlying direct reserves, offset by a $6.1 million reduction to ULAE, loss based assessment and NCCI pool reserves. For further discussion of the considerations and methodology relating to the estimation of our unpaid loss and loss adjustment expenses, see the related discussion under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expense” in Part II, Item 7 of this annual report.

KEIC Loss Reserves

Shown below is the loss development from 2000 through 2010 related to KEIC policies written from 2000 through 2002. The last direct policy written by KEIC was effective in May 2002 and expired in May 2003. KEIC has claim activity in accident years 2000, 2001, 2002 and 2003.

Analysis of KEIC Loss Reserve Development

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(In thousands)
Gross liability as originally estimated:	$3,258	$14,458	$30,748	$27,677	$22,248	$17,497	$14,126	$13,261	$10,508	$7,818	$6,706
Gross cumulative payments as of:
One year later	723	7,525	(4,130)	6,815	4,822	2,998	2,184	1,843	900	859
Two years later	2,070	4,443	2,283	11,637	7,820	5,182	4,027	2,743	1,759
Three years later	1,438	8,107	6,884	14,635	10,004	7,025	4,927	3,602
Four years later	1,792	10,312	9,651	16,819	11,847	7,925	5,786
Five years later	2,304	11,701	11,552	18,662	12,747	8,784
Six years later	2,584	12,646	13,314	19,562	13,606
Seven years later	2,712	13,408	14,134	20,421
Eight years later	2,858	13,840	14,917
Nine years later	2,901	14,389
Ten years later	2,970
Gross liability re-estimated as of:
One year later	3,013	19,562	23,374	29,063	23,319	17,124	15,445	12,351	8,718	7,565
Two years later	3,426	17,523	23,321	29,134	21,946	18,444	14,535	10,561	8,465
Three years later	3,329	18,138	23,739	28,761	23,266	17,533	12,745	10,308
Four years later	3,235	19,068	23,136	30,081	22,355	15,743	12,492
Five years later	3,394	18,465	24,237	29,170	20,565	15,490
Six years later	3,391	18,666	22,878	27,380	20,312
Seven years later	3,798	18,757	21,378	27,127
Eight years later	4,004	17,816	21,190
Nine years later	3,498	17,846
Ten years later	3,413
Cumulative redundancy/(deficiency):	(155)	(3,388)	9,558	550	1,936	2,007	1,634	2,953	2,043	253

The acquired book of business related to KEIC had gross reserves of $6.7 million as of December 31, 2010. These reserves represent a potential liability to us if the protective arrangements that we have established prove to be inadequate. Our initial source of protection is our external reinsurance, which is described under the heading “Reinsurance” in this Item 1. The total reserves net of external reinsurance at December 31, 2010 were $3.6 million. The ceded reserves of $3.1 million as of December 31, 2010 are subject to collection from our external reinsurers. To the extent we are not able to collect on our reinsurance recoverables, these liabilities become our responsibility. See the discussion under the heading “Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report.

The net reserves as of December 31, 2010 of $3.6 million are subject to the various protective arrangements that we entered into in connection with the Acquisition. Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies with an average annual premium size of approximately $4,100 per customer. KEIC had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In light of the deteriorating financial condition of LMC and its affiliates, we entered into a number of protective arrangements in connection with the Acquisition for the purpose of minimizing our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations. The protective arrangements we established included a commutation agreement, an adverse development cover and a collateralized reinsurance trust.

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

Adverse Development Cover.  At the time of the Acquisition and after the commutation agreement, KEIC had loss reserves in the amount of approximately $16.0 million. In connection with the Acquisition, we entered into an agreement with LMC under which we both agreed to indemnify each other with respect to development of these loss reserves over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss reserves with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million balance existing at the date of the Acquisition. If the loss reserves have increased, LMC must indemnify us in the amount of the increase. If they have decreased, we must indemnify LMC in the amount of the decrease.

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

As of December 31, 2010, we had recorded a receivable of approximately $3.0 million for adverse loss development under the adverse development cover since the date of the Acquisition. The balance in the trust account, including accumulated interest, totaled approximately $3.8 million at December 31, 2010. We continue to assess the reasonableness of reserves related to this business and believe that the trust balance at December 31, 2010 is adequate to cover LMC’s present liability to us for adverse development.

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

If LMC is placed into receivership in the near future, we will be responsible for the amount of any adverse development of KEIC’s loss reserves in excess of the collateral that is then currently available to us, including the $3.8 million on deposit as of December 31, 2010 and any future amounts deposited in the collateralized reinsurance trust. For example, if LMC is placed into receivership at a time when the amount on deposit in the collateralized reinsurance trust is deficient by $1.0 million, we would have to absorb that amount. Because the $13.0 million that we received under the commutation agreement was not discounted for present value at the time of payment, the earnings on these funds, if any, will help us to absorb any adverse development on KEIC’s loss reserves in excess of amounts on deposit under the collateralized reinsurance trust. We believe that there are several factors that would mitigate the risk to us resulting from a potential voidable preference or fraudulent conveyance action brought by a receiver, but if a receiver is successful under applicable voidable preference and fraudulent transfer laws in recovering from us the collateral that we received in connection with the Acquisition, those funds would not be available to us to offset any adverse development in KEIC’s loss reserves. See “Our History — Issues Relating to a Potential LMC Receivership” in this Item 1.

Investments

We derive investment income from our invested assets. We invest our statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2010, the amortized cost of our investment portfolio was $665.8 million and the fair value of the portfolio was $673.0 million.

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on the fair value of each category of invested assets as of December 31, 2010.

Category	Fair Value	Percent of Total	Yield
	(In thousands)
Fixed income securities:
U.S. Treasury securities	$26,977	4.0%	2.7%
Government sponsored agency securities	24,071	3.6	3.9
Corporate securities	156,269	23.2	4.0
Tax-exempt municipal securities	310,712	46.2	4.7
Mortgage pass-through securities	75,304	11.2	4.1
Collateralized mortgage obligations	17,465	2.6	2.4
Asset-backed securities	62,170	9.2	3.7
Total investment securities available-for-sale	$672,968	100.0%	4.2%

The average credit rating for our fixed maturity portfolio at December 31, 2010, using ratings assigned by Standard and Poor’s, was AA. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2010, as a percentage of total fair value.

Rating	Percentage of Total Fair Value
“AAA”	39.0%
“AA”	36.0
“A”	17.0
“BBB”	8.0
Total	100.0%

The following table shows the composition of our fixed income securities by remaining time to maturity at December 31, 2010. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions.

Remaining Time to Maturity	Fair Value	Percentage of Total Fair Value
	(In thousands)
Due in one year or less	$16,016	2.4%
Due after one year through five years	190,837	28.4
Due after five years through ten years	271,070	40.2
Due after ten years	40,106	6.0
Securities not due at a single maturity date	154,939	23.0
Total fixed income securities available-for-sale	$672,968	100.0%

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

In 2010, there were no other-than-temporary impairment charges. As of December 31, 2010, no security had a fair value less than 80% of its amortized cost or cost. As of December 31, 2010, the net unrealized gain on our investment portfolio totaled $7.2 million ($15.0 million gross unrealized gains and $7.8 million gross unrealized losses) compared to net unrealized gains of $18.4 million ($20.6 million gross unrealized gains and $2.2 million gross unrealized losses) as of December 31, 2009. We recognized other-than-temporary impairment charges of approximately $0.3 million in 2009 and $10.2 million in 2008 on our investments in preferred stocks (nearly all of which were issued by Fannie Mae and Freddie Mac) and approximately $3.2 million in 2008 on our investment in equity indexed securities exchange-traded funds.

Despite recording no impairment losses in 2010, it is possible that we could recognize future impairment losses on some securities we owned at December 31, 2010 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

We had no direct exposure to sub-prime mortgage exposure in our investment portfolio as of December 31, 2010 and $9.1 million of indirect exposure to sub-prime mortgages. As of December 31, 2010, our portfolio included $113.2 million of insured municipal bonds and $219.2 million of uninsured municipal bonds. For further information about our investment portfolio, please see the related discussion under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this annual report.

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

Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we select financially strong reinsurers with an A.M. Best rating of “A” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. All of the reinsurers included in our current excess-of-loss reinsurance program at December 31, 2010 had A.M. Best ratings of “A” or higher.

Our Excess of Loss Reinsurance Treaty Program

Excess of loss reinsurance is reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the upper limit of the program reverts to the ceding company, or the company seeking reinsurance. The ceding company also bears the credit risk of a reinsurer’s insolvency. In the ordinary course of our business, we entered into new reinsurance agreements with nonaffiliated reinsurers wherein we reinsure losses between $0.25 million per occurrence and $100.0 million per occurrence, subject to various limits, deductibles and exclusions as more fully explained below.  The program provides coverage for losses occurring between October 1, 2010 and September 30, 2011 for business written by us and classified as workers’ compensation, employers’ liability and maritime employers’ liability, except in the case of the fifth through eighth layers, when classified by us as ocean marine. The third, fourth and fifth layers also include general liability coverage. All layers exclude our NCCI residual market assumed business. In order for coverage to attach, we must report all losses to our reinsurers before October 1, 2018 or, in the case of general liability losses, by October 1, 2021. We have reviewed the terms of our excess of loss reinsurance treaties and have concluded that they provide sufficient transfer of risk and meet other requirements necessary to qualify them for reinsurance accounting under the Insurance Activities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

The first reinsurance layer affords coverage up to $0.25 million for each loss occurrence in excess of $0.25 million for each loss occurrence, subject to an aggregate deductible of $5.0 million. The aggregate limit for all claims under the first layer is $30.0 million. In addition, under the first layer of reinsurance, there is a sub-limit of $1.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to in this annual report as the “Terrorism Risk Act”); and maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii), or $5.0 million where case law provides for unlimited coverage.

The second layer, for which we are 75% reinsured, affords coverage up to $0.5 million for each loss occurrence in excess of $0.5 million for each loss occurrence. The aggregate limit for all claims under the second layer is $17.0 million. In addition, under the second layer of reinsurance, there is a sub-limit of $1.5 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act, and  maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii), or $5.0 million where case law provides for unlimited coverage.

The third layer affords coverage up to $1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence. The aggregate limit for all claims under the third layer is $10.0 million. In addition, the third layer has a sub-limit of $2.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act; a sub-limit of $1.0 million for losses caused by occupational disease or other disease or cumulative trauma; maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii), or $5.0 million where case law provides for unlimited coverage; and a sub-limit of $1.0 million per policy, per occurrence for general liability losses.

The fourth layer affords coverage up to $3.0 million for each loss occurrence in excess of $2.0 million for each loss occurrence. The aggregate limit for all claims under the fourth layer is $12.0 million. In addition, the fourth layer has a sub-limit of $6.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act; maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii), or $5.0 million where case law provides for unlimited coverage; and a sub-limit of $2.0 million per policy, per occurrence for general liability losses.

The fifth layer affords coverage up to $5.0 million for each loss occurrence in excess of $5.0 million for each loss occurrence. The aggregate limit for all claims under the fifth layer is $15.0 million.  In addition, the fifth layer has a sub-limit of $5.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act and a sub-limit of $2.0 million per policy, per occurrence for general liability losses.

The sixth, seventh and eighth layers in our excess of loss reinsurance treaty program afford coverage up to $90.0 million for each loss occurrence in excess of $10.0 million.  The sixth layer affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence, subject to an aggregate limit of $20.0 million. The sixth layer has a sub-limit of $10.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act. The seventh layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence, subject to an aggregate limit of $60.0 million. The seventh layer has a sub-limit of $30.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act. The eighth layer affords coverage up to $50.0 million for each loss occurrence in excess of $50.0 million, subject to an aggregate limit of $100.0 million. The eighth layer has a sub-limit of $50.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act. Under the sixth, seventh and eighth layers, the maximum amount applicable to the ultimate net loss for any one loss suffered by any one employee is $10.0 million.

Under the reinsurance treaty program, we are required to pay our reinsurers an aggregate deposit premium of approximately $29.5 million for the term of the agreements. The agreements for the first, second, third, fourth and fifth layers in our excess of loss reinsurance treaty program have profit-sharing provisions allowing us to commute the treaties, solely at our discretion and within 24 months following expiration, in return for payment by the reinsurers of a portion of the reinsurers’ profit on the treaty, calculated according to the terms of the contract. For example, during 2010, we commuted the third layer (covering losses from $5.0 million to $10.0 million) of our 2007-2008 reinsurance program in return for a profit commission of approximately $0.6 million from the reinsurers. As part of the commutation, we assume all losses occurring in that treaty year with incurred amounts between $5.0 million and $10.0 million. In 2009, we commuted the treaty covering losses from $5.0 million to $10.0 million in our 2006-2007 reinsurance program in return for a profit commission of approximately $0.6 million. In addition, under each layer of our reinsurance treaty program, we are required to pay to our reinsurers the pro rata share of the amount, if any, by which any financial assistance paid to us under the Terrorism Risk Act for acts of terrorism occurring during any one program year, combined with our total private-sector reinsurance recoveries for those acts of terrorism, exceeds the amount of insured losses paid by us for those acts of terrorism.

Under each layer of our reinsurance treaty program, we may terminate any reinsurer’s share under the applicable agreement at any time by giving written notice to the reinsurer under certain circumstances, including if the reinsurer’s A.M. Best rating is downgraded below “A-” and/or its Standard & Poor’s rating is downgraded below “BBB+”. As of December 31, 2010, there had been no such downgrades of reinsurers in our current reinsurance treaty program. Each layer of our reinsurance treaty program includes various exclusions in addition to the specific exclusions described here, including an exclusion for war in specified circumstances, an exclusion for reinsurance assumed and exclusions for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire.

Please refer to Note 8, “Reinsurance” of the consolidated financial statements in Part II, Item 8 of this annual report for a listing of participants in our current excess of loss reinsurance treaty program and a listing of our top ten reinsurers, based on net amount recoverable, as of December 31, 2010.

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

Competition

The insurance industry in general is highly competitive and there is significant competition in the national workers’ compensation market as well. Competition in the insurance business is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. Many of the insurers with whom we compete have significantly greater financial, marketing and management resources, and experience than we have. In addition, our competitive advantage may be limited due to the relatively small number of insurance products that we offer. Some of our competitors have additional competitive leverage because they offer a wide array of insurance products. For example, it may be more convenient or cost effective for a potential customer to purchase numerous types of insurance products from one insurance carrier. We do not offer a broad range of insurance products due to our exclusive focus on the workers’ compensation line and our targeted market niches, and we may lose potential customers to our larger, more diverse competitors as a result. We may also compete with new market entrants in the future.

We operate in niche markets where we believe we have fewer competitors with a similar focus. While more than 400 insurance companies participate in the national workers’ compensation market, our competitors are relatively few in number because we operate in niche markets. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as individual and group self-insurance programs. Our primary competitors are Chartis (AIG), Hartford, Liberty Mutual, Old Republic, Travelers and Zurich.  These primary competitors may vary slightly according to the type of product and by region, and some competitors limit their writings on a geographic basis.

We believe our competitive advantages are our strong reputation in our niche markets, our local knowledge in the markets in which we operate, our specialized underwriting expertise, our client-driven claims and loss control service capabilities, our innovative medical cost management strategies, our focus on niche markets, our loyal brokerage distribution, and our customized computer systems. In addition to these competitive advantages, we offer our maritime customers regulated insurance coverage without the joint-and-several liability associated with coverage provided by offshore mutual organizations.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. We have been rated “A-” (Excellent) by A.M. Best since the completion of the Acquisition. This rating was most recently affirmed in December 2010. An “A-” rating is the fourth highest of 15 rating categories used by A.M. Best, and is “assigned to companies that have, in (A.M. Best’s) opinion, an excellent ability to meet their ongoing insurance obligations.”  In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.

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

Changes of Control

In addition, the insurance laws of Illinois and California require advance approval by the Illinois Department of Insurance and the California Department of Insurance of any change in control of SeaBright Insurance Company. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require prenotification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of SeaBright Insurance Company, including a change of control of us, would generally require the party acquiring control to obtain the prior approval of the Illinois Department of Insurance and the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction.

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

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (the “NAIC”). We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

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

Our workers’ compensation operations are subject to legislative and regulatory actions. In California, where we have our largest concentration of business, significant workers’ compensation legislation was enacted in recent years. Effective January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. In September 2003 and April 2004, workers’ compensation legislation was enacted in California with the principal objectives of reducing medical costs and implementing a more predictable and equitable permanent partial disability rating schedule.

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

In February of 2009, the California Workers’ Compensation Appeals Board (the “Appeals Board”) rendered an en banc decision on a series of cases, commonly referred to as Almarez, Guzman and Ogilvie. Allowing a rebuttal of the American Medical Association (“AMA”) Guides (an accepted standard for impairment and disability assessment in the United States and a majority of the other English-speaking countries), the decision has a material impact on the value of permanent disability awards. The en banc decision led to considerable comment and debate in the Workers’ Compensation community. In September of 2009, the Appeals Board reaffirmed most aspects of its prior work, with some clarifications to its February decisions. Its decision is considered final with details to be determined by case law and through appeal. In November of 2010, the California Supreme Court declined to review the Guzman case. An appeal of the Almarez case to the Fifth Circuit Court of Appeals is pending.

We experienced significant reductions in our California premium rates from 2003 to 2008. Our 14.2% rate reduction for new and renewal insurance policies written in California on or after July 1, 2007 was the eighth California rate reduction we had filed since October 1, 2003, resulting in a net cumulative reduction of our California rates of approximately 54.8%. In August 2008, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 16.0% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2009. In response to this recommendation, on October 24, 2008, the California Insurance Commissioner approved a 5.0% increase in advisory pure premium rates effective January 1, 2009. With the California Department of Insurance’s approval, we adopted this 5.0% increase effective January 1, 2009.

In March 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 24.4% increase in advisory pure premium rates on new and renewal policies effective on or after July 1, 2009. In April 2009, the WCIRB amended its filing to reduce the proposed rate increase to 23.7%. In July 2009, the California Insurance Commissioner announced his rejection of any increase in advisory pure premium rates. Rating decisions made by the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt approved or disapproved rates. After completing an internal study of our California loss costs, in June 2009, we filed with the California Department of Insurance revised rates for new and renewal workers’ compensation insurance policies written in the state of California on or after August 1, 2009. The new rates reflected an average increase of 10.6% from prior rates and were in response to increased projected medical costs and recent decisions by the Workers’ Compensation Appeals Board. In July 2009, the California Department of Insurance approved our filing for the rate increase. In August 2009, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 22.8% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2010. In November 2009, the California Insurance Commissioner announced his rejection of any increase in advisory pure premium rates.

In July 2010, we filed with the California Department of Insurance revised rates for new and renewal workers’ compensation insurance policies written in the state of California on or after September 1, 2010. The new rates reflected an average increase of 15.3% from prior rates. In August 2010, the California Department of Insurance approved our filing for the rate increase. On August 18, 2010, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 27.7% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2011. On November 19, 2010, the California Insurance Commissioner announced his decision to approve no change in advisory pure premium rates.

Rate changes have also been adopted in other states in which we operate. For example, in Alaska we adopted rate decreases of 2.5% and 10.3% effective January 1, 2011 and 2010, respectively. In Louisiana, we adopted commissioner-approved rate decreases of 0.6% and 17.4% effective September 1, 2010 and May 1, 2009, respectively. In Texas, we adopted rate decreases of 10.0% and 7.7% effective May 1, 2009 and January 1, 2008, respectively. We adopted a rate increase of 7.8% and a rate decrease of 6.8% in Florida effective January 1, 2011 and 2010, respectively. In Washington USL&H, we adopted a rate increase of 21.0% effective December 1, 2009.

If other insurers do not adopt rate increases similar to those described above, the rate increases adopted by SeaBright Insurance Company may have a negative effect on our ability to compete in California and other states.

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

Illinois and California have also adopted laws substantially similar to the NAIC’s “risk based capital” (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These RBC requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2010, the capital and surplus of SeaBright Insurance Company exceeded 200% of the RBC requirements.

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

The 2010 IRIS results for SeaBright Insurance Company showed no results outside the “usual” range for these ratios.

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

Employees

As of December 31, 2010, we had 335 full-time equivalent employees. We have employment agreements with some of our executive officers, which will be described in our proxy statement for the 2011 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We believe that our employee relations are good.

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

Note on Forward-Looking Statements

Some of the statements in Part I, Item 1 of this annual report, some of the statements in this Item 1A, some of the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this annual report and statements elsewhere in this annual report, may include forward-looking statements that reflect our current views with respect to future events and financial performance, including statements about our expectations for future periods with respect to customer concentration, impact of rate change and legislative reforms, our adverse development cover with LMC, our claims service income, payroll levels, stockholder dividends and our capital needs. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

•	changes in the U.S. economy and workforce levels, including the length of the economic recovery;

•	our dependency on a concentrated geographic market;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•
uncertainty about the effect of rules and regulations to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act on us and the economy and the financial services sector in particular;

•	potential downgrades in our rating or changes in rating agency policies or practices;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	unexpected issues relating to claims or coverage and changes in legal theories of liability under our insurance policies;

•	increased or sustained competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in financial and capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our executive officers or other key personnel;

•	our inability to raise capital in the future;

•	our status as an insurance holding company with no direct operations;

•	our reliance on independent insurance brokers;

•	increased assessments or other surcharges by states in which we write policies;

•	our potential exposure to losses if LMC were to be placed into receivership;

•	the effects of mergers, acquisitions and divestitures that we may undertake;

•	failure of our customers to pay additional premium under our retrospectively rated policies;

•	the effects of acts of terrorism or war;

•	cyclical changes in the insurance industry;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation and other factors.

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

If we fail to accurately assess the risks associated with the businesses we insure, our loss reserves may be inadequate to cover our actual losses and we may fail to establish appropriate premium rates. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made, with increases in our loss reserves resulting in a charge to our earnings and a reduction of our statutory surplus. For example, in 2010, we increased loss reserves for prior accident years by approximately $32.0 million. See the discussion under the heading “Loss Reserves” in Part I, Item 1 of this annual report.

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

Our operations could be further affected by a severe downturn in the U.S. economy.

Our operations and financial performance may be further impacted by changes in the U.S. economy. The significant downturn in the U.S. economy from 2008 through 2010 led to lower reported payrolls, which has had a negative impact on our gross premiums written. If our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that we charge would be reduced, and if our customers cease operations, they will not renew their policies. It is uncertain if economic conditions will deteriorate further, or when economic conditions will show significant improvement. If the recovery from the recent economic recession continues to be slow, or if we experience another recession, it could further reduce payrolls, which could have a significant negative impact on our business, financial condition or results of operations. The economic downturn has also diminished opportunities for injured workers to return to transitional, modified duty positions during their recoveries, which has lengthened the periods of their recoveries and increased our medical, indemnity and litigation claims costs. A further decay of economic conditions, or a lengthy continuation of current economic conditions, could have a significant negative impact on our future claims costs.

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

Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the Illinois Department of Insurance and the California Department of Insurance. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

•	place limitations on our ability to transact business with our affiliates;

•	regulate mergers, acquisitions and divestitures involving our insurance company subsidiary;

•	require SeaBright Insurance Company, PointSure, and PMCS to comply with various licensing requirements and approvals that affect our ability to do business;

•	approve or reject our policy coverage and endorsements;

•	place limitations on our investments and dividends;

•	set standards of solvency to be met and maintained;

•	regulate rates pertaining to our business;

•	require assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies;

•	require us to comply with medical privacy laws; and

•	prescribe the form and content of, and examine, our statutory financial statements.

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

For the past several years, the financial markets have experienced a period of extreme turmoil, including the bankruptcy, restructuring or sale of certain financial institutions, which resulted in unprecedented intervention by the U.S. federal government, including unprecedented levels of direct investment by the federal government in certain financial and insurance institutions. While the ultimate outcome of governmental initiatives intended to alleviate the recent financial crisis cannot be predicted, it is likely that governmental authorities may seek to exercise their supervisory or enforcement power in new or more robust ways, which could affect our business and the way we manage our capital, and may require us to satisfy increased capital requirements or impose additional restrictions on us.

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

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California, Louisiana, Alaska and Texas. Any single catastrophe or other condition affecting losses in these states could adversely affect our results of operations.

Our business is concentrated in California (approximately 51.8% of direct premiums written for the year ended December 31, 2010), Louisiana (approximately 10.8% of direct premiums written for the same period), Alaska (approximately 5.9% of direct premiums written for the same period) and Texas (approximately 5.6% of direct premiums written for the same period). Accordingly, unfavorable business, economic or regulatory conditions in those states could negatively impact our business. For example, California, Louisiana, Alaska and Texas are states that are susceptible to severe natural perils, such as tsunamis, earthquakes, tornados and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in those states. Although geographic concentration has not adversely affected our business in the past, we may in the future be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. This concentration of our business could have a material adverse effect on our financial condition or results of operations.

If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected.

We buy reinsurance coverage to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. In the ordinary course of our business we participate in a workers’ compensation and employers’ liability excess of loss reinsurance treaty program covering all of the business that we write or renew pursuant to which our reinsurers are liable for varying percentages of the ultimate net losses in excess of $0.25 million for the business we write, up to a limit of $100.0 million, subject to certain exclusions and limitations. The treaty program provides coverage in several layers. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. For example, each layer of our reinsurance treaty program contains an aggregate limit for all claims under that layer over which our reinsurers will not be liable (e.g., $30.0 million under the first layer, $17.0 million under the second layer and $10.0 million under the third layer). In addition, each layer of our reinsurance treaty program covers acts of terrorism only up to a modest limit (e.g., $1.0 million per occurrence under the first layer, $1.5 million per occurrence under the second layer and $2.0 million under the third layer). Because of these sub-limits and terrorism exclusions included in our treaties, which are common in the wake of the events of September 11, 2001, we have significantly greater exposure to losses resulting from acts of terrorism. The incurrence of higher reinsurance costs and more restrictive terms could materially adversely affect our business, financial condition and results of operations.

The agreements for our current workers’ compensation excess of loss reinsurance treaty program expire on September 30, 2011. Any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. We have not experienced difficulty in qualifying for or obtaining sufficient reinsurance to appropriately cover our risks in the past. We currently have nine reinsurers participating in our excess of loss reinsurance treaty program, and believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require. However, it is possible that one or more of our current reinsurers could cancel participation, or we could find it necessary to cancel the participation of one of our reinsurers, in our excess of loss reinsurance treaty program. In either of those events, if our reinsurance broker is unable to spread the cancelled or terminated reinsurance among the remaining reinsurers in the program, we estimate that it could take approximately one to three weeks or longer to identify and negotiate appropriate documentation with a replacement reinsurer. During this time, we could be exposed to an increased risk of loss, the extent of which would depend on the volume of cancelled reinsurance.

In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience this problem in the future, our costs would increase and our revenues would decline. As of December 31, 2010, we had $56.7 million of amounts recoverable from our reinsurers, excluding the receivable on our adverse development cover, that we would be obligated to pay if our reinsurers failed to pay us.

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

In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Our principal competitors include Chartis (AIG), Hartford, Liberty Mutual, Old Republic, Travelers, and Zurich.  Many of our competitors have substantially greater financial and marketing resources than we do, and some of our competitors, including the State Compensation Insurance Fund of California, benefit financially by not being subject to federal income tax.

In addition, our competitive advantage may be limited due to the small number of insurance products we offer. Some of our competitors, such as Chartis (AIG) or Zurich, have additional competitive leverage because of the wide array of insurance products they offer. For example, a potential customer may consider it more convenient to purchase multiple types of insurance products from one insurance carrier. We do not offer a wide array of insurance products due to our targeted market niches, and we may lose potential customers to our larger, more diverse competitors as a result.

As explained under the heading “Regulation – Federal and State Legislative and Regulatory Changes” in Part I, Item 1 of this annual report, we have experienced significant changes in our premium rates since 2003. Most recently, we increased our premium rates for business written in California, our largest state by premiums volume, by an average of 5.0% effective January 1, 2009, 10.6% effective August 1, 2009, and 15.3% effective September 1, 2010. We have also increased our premium rates in other states. If other insurers do not adopt rate changes similar to ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, the significant downturn in the United States economy generally could cause our investment income to decrease. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The United States’ participation in hostilities with other countries, acts of terrorism or large-scale natural disasters or catastrophic events may further adversely affect the economy generally. These and other factors also affect the capital markets, and, consequently, the value of the securities we own. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders’ equity. Any significant decline in our investment income as a result of rising interest rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders’ equity and our policyholders’ surplus. See “Liquidity and Capital Resources” in Part II, Item 7 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2010 to sub-prime mortgages.

The capital markets in the United States and elsewhere experienced extreme volatility and disruption in 2008 and 2009, and, to a lesser extent, in 2010. We are exposed to significant capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign exchange rates. Our investment portfolio has been affected by these changes in the capital markets. For example, for the year ended December 31, 2008, we recorded an impairment charge of $13.4 million for other-than-temporary losses related principally to our preferred stock investments and holdings of equity indexed securities exchange-traded funds. In addition, changes in interest rates and credit quality may result in fluctuations in the income derived from, or the valuation of, our fixed income securities. Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investment in asset-backed and mortgage-backed securities, and the risk that issuers in our portfolio may cease operations or other events may cause our investments to become illiquid. Further adverse changes in the capital markets could result in other-than-temporary impairments in the future, which may affect our financial condition, or could reduce our investment income, which would adversely affect our results of operations.

A substantial portion of our investment portfolio is invested in tax-exempt municipal securities. The value of investments in fixed maturity securities is subject to impairment as a result of deterioration in the credit worthiness of the issuer, default by the issuer (including states and municipalities) in the performance of its obligations with respect to the securities and/or increases in market interest rates. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. Although the historical rates of default on state and municipal securities have been relatively low, our state and municipal fixed maturity securities could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. The economic downturn has resulted in many states and municipalities operating under deficits or projected deficits, the severity and duration of which could have an adverse impact on both the valuation of our state and municipal fixed maturity securities and the issuer’s ability to perform its obligations thereunder.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our senior management team and key employees, consisting of John G. Pasqualetto, Chairman, President and Chief Executive Officer; Richard J. Gergasko, Chief Operating Officer; Scott H. Maw, Senior Vice President, Chief Financial Officer and Assistant Secretary; D. Drue Wax,  Senior Vice President, General Counsel and Corporate Secretary; Richard W. Seelinger, Senior Vice President — Policyholder Services; Marc B. Miller, M.D., Senior Vice President and Chief Medical Officer; Jeffrey C. Wanamaker, Senior Vice President — Underwriting; Christopher Desautel, Senior Vice President and Chief Information Officer; M. Philip Romney, Vice President — Finance, Principal Accounting Officer and Assistant Secretary; and Craig A. Pankow, President — PointSure. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. Many of our principal employees possess skills and extensive experience relating to our market niches. Were we to lose any of these employees, it may be challenging for us to attract a replacement employee with comparable skills and experience in our market niches. We have employment agreements with some of our executive officers, which will be described in our proxy statement for the 2011 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We do not currently maintain key man life insurance policies with respect to any member of our senior management team or other employees.

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

We are a holding company that transacts our business through our operating subsidiaries, SeaBright Insurance Company, PointSure, and PMCS. Our primary assets are the stock of these operating subsidiaries. Our ability to pay expenses and dividends depends, in the long run, upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends to us. Payment of dividends by SeaBright Insurance Company is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. SeaBright Insurance Company is required to report any ordinary dividends to the Illinois Department of Insurance and the California Department of Insurance prior to the payment of the dividend. In addition, SeaBright Insurance Company is not authorized to pay any extraordinary dividends to us under Illinois or California insurance laws without prior regulatory approval from the Illinois Department of Insurance or the California Department of Insurance. See the discussion under the heading “Regulation — Dividend Limitations” in Part I, Item 1 of this annual report. As a result, at times, we may not be able to receive dividends from SeaBright Insurance Company and we may not receive dividends in amounts necessary to pay dividends on our capital stock. In addition, the payment of dividends by us is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant.

We rely on independent insurance brokers to distribute our products.

Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us, as well as our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of licensed insurance brokers that totaled approximately 241 at December 31, 2010. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors, including Chartis (AIG) and Zurich, offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

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

The assets that SeaBright acquired in the Acquisition were acquired from LMC and certain of its affiliates. LMC and its insurance company affiliates are currently operating under a voluntary “run-off” plan approved by the Illinois Department of Insurance. Under the run-off plan, LMC has instituted aggressive expense control measures to reduce its future loss exposure and allow it to meet its obligations to current policyholders. According to LMC’s statutory financial statements, as of and for the year ended December 31, 2010, LMC, and another company under common management with LMC, had a combined statutory surplus of $45.2 million (unaudited), an increase of approximately $25.9 million from its surplus of $19.3 million (audited) as of December 31, 2009. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report. In the event LMC is placed into receivership, our business could be adversely affected in the following ways:

•
A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements.

•
As discussed under “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. At December 31, 2010 and 2009, the liability of LMC under the adverse development cover was approximately $3.0 million. The balance of the trust account, including accumulated interest, at December 31, 2010 was $3.8 million. December 31, 2011 is the date to which the parties will look to determine whether the loss reserves with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million balance existing at the date of the Acquisition. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Department of Insurance would have control of the assets of LMC.

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

We may pursue strategic mergers, acquisitions, and divestitures which could have an adverse impact on our business.

In December 2007, we acquired PMCS, a provider of medical bill review, utilization review, nurse case management and other related services, and in July 2008 we acquired BWNV, a privately held managing general agent and wholesale insurance broker. We may, from time to time, consider acquiring additional complementary companies or businesses. To do so, we would need to identify suitable acquisition candidates and negotiate acceptable acquisition terms. Pursuit of an acquisition may divert management’s attention and resources, and completion of an acquisition will require use of our capital and may require additional financing. If we complete additional acquisitions, we may have difficulty integrating acquired businesses into our existing businesses, which could adversely affect our operations, particularly in the fiscal quarters immediately following the acquisition as they are integrated into our operations.

If we are unable to collect future retrospective premium adjustments under our retrospectively rated policies, our financial position and results of operations may be adversely affected.

Retrospectively rated policies accounted for approximately 5.9% and 7.2% of direct premiums written in the years ended December 31, 2010 and 2009, respectively. Beginning six months after the expiration of the relevant insurance policy, and annually thereafter, we recalculate the premium during the policy term based on the current value of the known losses that occurred during the policy term. While the typical retrospectively rated policy has around five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write off the related amounts, which could impact our financial position and results of operations.

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

Item 4.  Removed and Reserved.

Item 4.1.  Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the section captioned “Executive Officers and Key Employees” contained in our proxy statement for the 2011 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “SBX”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as quoted on the New York Stock Exchange.

	High	Low
2010:
First quarter	$11.88	$9.58
Second quarter	11.52	9.46
Third quarter	10.09	6.53
Fourth quarter	9.46	7.62
2009:
First quarter	$12.81	$7.70
Second quarter	11.73	7.91
Third quarter	11.70	9.23
Fourth quarter	12.10	10.36

As of March 11, 2011, there were 84 holders of record of our common stock.

Dividend Policy

In 2010, our Board of Directors declared quarterly cash dividends of $0.05 per common share on March 2, May 11, August 10 and November 9. Any future determination to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, regulatory and other restrictions on the payment of dividends by our subsidiaries to us, and other factors that our Board of Directors deems relevant.

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

Purchases of Equity Securities by the Issuer

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended December 31, 2010:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month # 1 (October 1, 2010 through October 31, 2010)	–	–	–	–
Month # 2 (November 1, 2010 through November 30, 2010)	951	$8.85	–	–
Month # 3 (December 1, 2010 through December 31, 2010)	–	–	–	–

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended December 31, 2010; however, our employees surrendered 951 shares of our common stock to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards issued under our Amended and Restated 2005 Long-Term Equity Incentive Plan.

Performance Graph

The following graph and table compare the total return on $100 invested in SeaBright common stock for the period commencing on December 31, 2005 and ending on December 31, 2010 with the total return on $100 invested in each of the New York Stock Exchange Composite Index and the Dow Jones U.S. Property & Casualty Insurance TSM Index. The closing market price for SeaBright common stock at the end of fiscal year 2010 was $9.22.

________________

*	Based on $100 invested on December 31, 2005, the last trading day before the beginning of the fifth preceding fiscal year and, for purposes of the indexes, assumes the reinvestment of dividends.

	Cumulative Total Return
	SeaBright Holdings, Inc.	NYSE Composite Index	Dow Jones U.S. Property & Casualty Insurance TSM Index
12/31/05	$100.00	$100.00	$100.00
3/31/06	104.75	106.72	99.66
6/30/06	96.87	106.64	100.69
9/30/06	84.00	111.10	106.83
12/31/06	108.30	120.47	114.32
3/31/07	110.64	122.68	111.56
6/30/07	105.11	131.67	117.72
9/30/07	102.65	134.51	110.58
12/31/07	90.68	131.15	103.54
3/31/08	88.57	119.18	90.27
6/30/08	87.07	118.18	86.70
9/30/08	78.17	103.42	90.10
12/31/08	70.60	79.67	77.49
3/31/09	62.90	69.44	63.30
6/30/09	60.91	83.07	68.98
9/30/09	68.67	97.77	83.92
12/31/09	69.09	102.20	84.82
3/31/10	66.49	106.50	91.18
6/30/10	57.55	93.14	85.00
9/30/10	49.23	105.41	84.10
12/31/10	56.62	115.87	100.62

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

Item 6.  Selected Financial Data.

The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. This information comes from our consolidated financial statements. Certain reclassifications have been made to prior year financials statements to conform to classifications used in the current year. For further information, see Part II, Item 8, Note 2, “Summary of Significant Accounting Policies”. You should read the following selected financial information along with the information contained in this annual report, including Part II, Item 7 of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined and consolidated financial statements and related notes and the reports of the independent registered public accounting firm included in Part II, Item 8 and elsewhere in this annual report. These historical results are not necessarily indicative of results to be expected from any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except share and per share data)
Income Statement Data:
Gross premiums written	$264,323	$290,002	$270,344	$282,658	$230,253
Ceded premiums written	(24,109)	(27,234)	(14,520)	(15,300)	(15,490)
Net premiums written	$240,214	$262,768	$255,824	$267,358	$214,763

Premiums earned	$254,326	$244,427	$248,644	$227,995	$185,591
Claims service income	889	1,011	959	1,711	2,026
Other service income	161	207	246	148	104
Net investment income	23,466	23,132	22,605	20,307	15,245
Other-than-temporary impairment losses	—	(258)	(13,405)	—	—
Other net realized gains (losses)	15,425	(171)	(476)	(105)	(410)
Other income	4,253	5,284	5,207	651	780
Total revenues	298,520	273,632	263,780	250,707	203,336

Loss and loss adjustment expenses	223,050	174,324	141,935	128,185	107,884
Underwriting, acquisition, and insurance expenses (1)	72,245	73,044	71,169	58,932	42,306
Interest expense	528	599	867	1,139	1,101
Goodwill impairment	1,527	—	—	—	—
Other expenses	7,509	9,079	7,668	4,055	3,657
Total expenses	304,859	257,046	221,639	192,311	154,948
Income (loss) before taxes	(6,339)	16,586	42,141	58,396	48,388
Income tax expense (benefit)	(4,756)	3,051	12,863	18,484	15,159
Net (loss) income	$(1,583)	$13,535	$29,278	$39,912	$33,229

Basic earnings (loss) per share	$(0.08)	$0.65	$1.43	$1.96	$1.66
Diluted earnings (loss) per share	$(0.08)	$0.63	$1.38	$1.90	$1.63
Weighted average basic shares outstanding	20,867,720	20,702,572	20,498,305	20,341,931	19,986,244
Weighted average diluted shares outstanding	20,867,720	21,515,153	21,232,762	20,976,525	20,403,089
Cash dividends declared per common share	$0.20	$—	$—	$—	$—
Selected Insurance Ratios:
Current year loss ratio (2)	74.8%	71.0%	67.4%	70.3%	69.0%
Prior years’ loss ratio (3)	12.6%	(0.1)%	(10.7)%	(14.8)%	(12.0)%
Net loss ratio	87.4%	70.9%	56.7%	55.5%	57.0%
Net underwriting expense ratio (4)	28.3%	29.8%	28.5%	25.8%	22.7%
Net combined ratio (5)	115.7%	100.7%	85.2%	81.3%	79.7%

	As of December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
Selected Balance Sheet Data:
Investment securities available-for sale, at fair value	$672,968	$626,608	$531,505	$494,437	$399,932
Cash and cash equivalents	15,958	12,896	22,872	20,292	20,412
Reinsurance recoverables	56,746	34,339	18,544	14,210	13,675
Deferred policy acquisition costs, net	25,574	25,537	23,175	19,832	15,433
Total assets	1,026,562	964,861	842,687	755,569	614,275
Unpaid loss and loss adjustment expense	440,919	351,890	292,027	250,085	198,356
Unearned premiums	155,786	175,766	155,931	147,033	114,312
Total stockholders’ equity	351,017	359,473	324,813	294,306	249,126
____________

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this annual report. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this annual report that could cause our actual results of operations, performance and business prospects and opportunities in 2011 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. See “Note on Forward-Looking Statements” in Part I, Item 1 of this annual report.

Overview

We provide workers’ compensation insurance coverage for prescribed benefits that employers are required to provide to their employees who may be injured in the course of their employment. We currently provide workers’ compensation insurance to customers in the maritime, ADR and state act markets.

Principal Revenue and Expense Items

We derive our revenue from premiums earned, net investment income, net realized gains and losses from investments and service fee income. Our primary expense items are loss and loss adjustment expenses and underwriting, acquisition and insurance expenses.

Premiums Earned

Direct premiums written include all premiums charged for policies we issue during a fiscal period. Assumed premiums are premiums that we receive from an authorized state mandated pool. Gross premiums written is the sum of direct and assumed premiums written. Net premiums written represent gross premiums written less premiums ceded or paid to reinsurers (ceded premiums written).

Net premiums earned is the earned portion of our net premiums written. Premiums are earned over the terms of the related policies in proportion to the risks underwritten. Our policies typically have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2010, approximately one-half of the premiums would be earned in 2010 and the other half would be earned in 2011. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in the subsequent periods over the remaining term of the policies.

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

Claims Service Income

We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the years ended December 31, 2010, 2009, and 2008 approximately 26.0%, 32.3%, and 46.3% respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to continue to decrease substantially over the next several years as transactions related to the Eagle Entities diminish. The next largest claims administration services customer represented approximately 20.9%, 20.5%, and 17.9% of claims service income for the years ended December 31, 2010, 2009 and 2008, respectively.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses represent our largest expense item and include (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for current and prior periods and (3) costs associated with investigating, defending and adjusting claims. For further information regarding our loss and loss adjustment expenses, including amounts paid and unpaid, see the discussion under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expense” in Part II, Item 7 of this annual report.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Gross Premiums Written.  Gross premiums written consists of direct premiums written and premiums assumed from the NCCI residual markets. The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written totaled $264.3 million in 2010 compared to $290.0 million in 2009, representing a decrease of $25.7 million, or 8.9%. Much of the decrease in gross premiums written resulted from premium declines primarily related to our “core” business, offset by business growth in our “Program Business”. Program Business, which includes alternative markets and small maritime programs, increased $27.8 million in 2010 compared to 2009. This increase was offset by a $52.0 million decrease in our core product lines, which include everything other than our Program Business (primarily energy, maritime and construction business). The decrease was primarily driven by our construction business as a result of the continuing impact of the economic downturn. We have also experienced a reduction in our renewal retention rates as a result of rate increases and other underwriting actions we’ve taken in response to recent upward trends in medical and indemnity claims costs. Our overall renewal retention rate was 70% for the fourth quarter of 2010, compared to 73% for third quarter 2010 and 84% for fourth quarter 2009.

Excluding work we perform as the servicing carrier for the Washington USL&H Plan and business assumed from the NCCI residual market pools, the total number of customers we serviced increased from approximately 1,530 at December 31, 2009 to approximately 1,640 at December 31, 2010. We experienced an increase of approximately 300 customers related to our Program Business, which was offset by a decrease of approximately 200 customers in our core business.  By design, our Program Business will have a larger number of customers with a smaller average premium size than our core book of business. As of December 31, 2010, the average premium size in our Program Business was approximately $100,400 compared to approximately $235,900 in our core business. These numbers were virtually unchanged from average premium sizes at December 31, 2009. Total in-force payrolls, one of the factors used to determine premium charges, decreased 2.8% from $7.2 billion at December 31, 2009 to $7.0 billion at year end 2010. California continues to be our largest market, accounting for approximately $145.5 million, or 49.9% of our in-force premiums at December 31, 2010. This represents an increase of $13.0 million, or 9.8%, from approximately $132.5 million, or 43.1%, of in-force premiums in California at December 31, 2009.

The following is a summary of our top five markets based on direct premiums written (excluding premiums written under the Washington USL&H Plan):

	Year Ended December 31,
	2010		2009
	Direct Premiums Written	%	Direct Premiums Written	%
	(in thousands)
California	$133,388	51.8%	$123,856	43.3%
Louisiana	27,900	10.8%	26,143	9.1%
Alaska	15,157	5.9%	17,710	6.2%
Texas	14,357	5.6%	16,032	5.6%
Pennsylvania	8,497	3.3%	7,009	2.5%
Total	$199,299	77.4%	$190,750	66.7%

Premiums assumed from the NCCI residual markets in the twelve months ended December 31, 2010 totaled $2.3 million compared to $4.0 million for the same period in 2009, representing a decrease of $1.7 million, or 42.5%. The decrease was primarily attributable to a reduction in our 2009 policy year estimates recorded in 2010.

We experienced significant reductions in our California premium rates from 2003 to 2008. Over that period, we filed, and the California Department of Insurance approved, eight rate reductions resulting in a net cumulative reduction of our California rates of approximately 54.8%. Beginning in 2008, we filed, and the California Department of Insurance approved, the following increases in our California rates: 5.0% increase effective January 1, 2009; 10.6% increase effective August 1, 2009; and 15.3% increase effective September 1, 2010. These rate increases were filed following the completion of internal studies of our California loss costs and were primarily in response to increased projected medical costs and recent decisions by the Workers’ Compensation Appeals Board. If other insurers do not adopt similar rate increases, these rate increases may have a negative effect on our ability to compete in California. Rate changes have also been adopted in other states in which we operate. For additional information regarding recent rate change activity in California and other states, see the discussion under the heading “Regulation — Federal and State Legislative and Regulatory Changes” in Part I, Item 1 of this annual report.

Net Premiums Written.  Net premiums written totaled $240.2 million in 2010 compared to $262.8 million in 2009, representing a decrease of $22.6 million, or 8.6%. The decrease was primarily attributable to the decrease in gross written premiums, offset in part by a $3.1 million decrease in premiums ceded primarily resulting from residual market business. Premiums ceded were also impacted by our new excess of loss reinsurance program that became effective on October 1, 2010. Gross premiums written assumed from the NCCI residual market pools in 2010 decreased approximately $1.7 million (41.7%) from the prior year amount, resulting in a similar reduction in ceded premiums since the business assumed from the NCCI for policy years 2009 and 2010 is ceded to independent reinsurers. This reduction in ceded premiums was offset by a higher ceding rate in our excess of loss reinsurance program that renewed in October 2010. Our ceding rate increased by approximately 141% as a result of lowering the attachment point from $0.5 million to $0.25 million and increasing maximum coverage from $85.0 million to $100.0 million.

Net Premiums Earned.  Net premiums earned totaled $254.3 million in 2010 compared to $244.4 million in 2009, representing an increase of $9.9 million, or 4.0%. We record the entire annual policy premium as unearned premium at inception and earn the premium over the life of the policy, which is generally twelve months, in proportion to the underlying exposure. Consequently, the amount of premiums earned in any given year depends on when the underlying policies were written and how the underlying payroll exposure is reported. Our direct premiums earned increased $13.5 million, or 5.1%, to $277.0 million in 2010 from $263.5 million in 2009. Net premiums earned in 2010 were reduced by net adjustments of approximately $1.8 million on retrospectively rated policies due to favorable loss results on those policies. Net premiums earned are also affected by premiums ceded under reinsurance treaties. Ceded earned premiums in 2010 totaled $27.0 million compared to $22.7 million in 2009, representing an increase of $4.3 million, or 18.9%.

Net Investment Income.  Net investment income was $23.5 million in 2010 compared to $23.1 million in 2009, representing an increase of $0.3 million, or 1.4%. Average invested assets increased $67.2 million, or 11.3%, from $597.0 million in 2009 to $664.2 million in 2010. This increase in our investment portfolio is due primarily to cash flow from operations of $56.7 million for the year ended December 31, 2010, which was invested primarily in fixed income securities. Net investment income as a percentage of average invested assets decreased slightly to 3.5% in 2010 from 3.9% in 2009 primarily due to reduced reinvestment interest rates.

Claims and Other Service Income.  Claims and Other Service income totaled $1.1 million in 2010 and $1.2 million in 2009. Our service income resulted primarily from service arrangements we have with customers for claims processing services and policy administration services that we perform for them.

Other-Than-Temporary Impairment Losses.  We had no other-than-temporary impairment (“OTTI”) losses for the year ended December 31, 2010, compared to $0.3 million in 2009, which related to our investment in government-sponsored agency preferred stock. The 2009 charge followed a $10.2 million OTTI charge related to the same securities in 2008 and was recorded at the time management made the decision to liquidate the impaired securities.

Other Income.  Other income totaled $4.3 million for the year ended December 31, 2010 compared to $5.3 million for the same period in 2009, representing a decrease of $1.0 million, or 19.5%. Other income is derived primarily from the operations of PointSure, our wholesale broker and third party administrator, and PMCS, our provider of medical bill review, utilization review, nurse care management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $223.1 million in 2010 compared to $174.3 million in 2009, representing an increase of $48.7 million, or 28.0%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, was 87.4% in 2010 compared to 70.9% in 2009. The increase in our net loss ratio was primarily attributable to unfavorable development of prior accident year loss reserves of $32.6 million in 2010 (offset by a $0.6 million favorable commutation gain), compared to unfavorable development of prior year accident year loss reserves of $0.4 million in 2009 (offset by a $0.6 million favorable commutation gain). The increase in our net loss ratio was also impacted by an increase in the current accident year loss ratio from 60.0% at December 31, 2009 to 64.5% at December 31, 2010 and an increase of approximately $8.9 million in the earned premium against which the current accident year expected loss ratio (“ELR”) is applied. Our direct loss reserves are net of reinsurance and exclude reserves associated with KEIC, whom we acquired from LMC in September 2003, and the business that we involuntarily assume from the NCCI.

For accident year 2010, an expected loss ratio was established for each jurisdiction and type of loss (indemnity, medical and allocated loss and loss adjustment expenses (“ALAE”)). The expected loss ratio was multiplied by the booked accident year earned premium to produce the ultimate loss to date. The expected loss ratio selections are reviewed quarterly with each internal IBNR study. Given the short experience period for the current accident year, the expected loss ratios are usually maintained at least through the first 12 months of the accident year and revised as the underlying data matures. However, we increased the expected loss ratio for 2010 from 61.5% to 64.5% in the second quarter of 2010 after reviewing results for the 2010 accident year and considering the adverse development of accident years 2008 and 2009.

For accident year 2009, the ultimate loss estimates at December 31, 2010 were higher when compared to December 31, 2009 and resulted in a net increase of our loss reserves of $14.0 million. The increase was attributable to the following jurisdictions: $7.1 million for California state act, driven primarily by medical costs; $3.5 million for non-California state act, driven by increased medical and indemnity costs; and $3.4 million for USL&H, driven primarily by increased indemnity costs. This adverse development was offset by favorable development of $0.2 million related to ULAE, loss based assessments and NCCI.

For accident year 2008, the ultimate loss estimates at December 31, 2010 were higher when compared to December 31, 2009 and resulted in a net increase of our loss reserves of $10.3 million. The increase was attributable to the following jurisdictions: $6.9 million for California state act, driven primarily by medical costs; $2.4 million for non-California state act, driven primarily by medical costs; and $1.0 million for USL&H, driven primarily by increased indemnity and ALAE costs. This adverse development was offset by favorable development of $0.5 million related to ULAE, loss based assessments and NCCI, as well as $0.5 million related to favorable commutation.

For accident year 2007, the ultimate loss estimates at December 31, 2010 were higher when compared to December 31, 2009 and resulted in a net increase of our loss reserves of $5.6 million. The increase was attributable to the following jurisdictions: $3.7 million for California state act, driven primarily by medical costs; $0.6 million for non-California state act, driven primarily by indemnity and ALAE costs; and $1.3 million for USL&H, driven primarily by increased indemnity and ALAE costs. This adverse development was offset by favorable development of $0.1 million related to ULAE, loss based assessments and NCCI, as well as $0.1 million related to favorable commutation.

For accident years 2006 and prior, the ultimate loss estimates at December 31, 2010 were higher when compared to December 31, 2009 and resulted in a net increase of our loss reserves of $3.5 million.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2010, we entered into reinsurance agreements with nonaffiliated reinsurers wherein we retain the first $0.25 million of each loss occurrence and the next $0.25 million of losses per occurrence are 100% reinsured, subject to an aggregate deductible of $5.0 million. The next $0.5 million of losses per occurrence (from $0.5 million to $1.0 million per loss occurrence) are 75% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $100.0 million per loss occurrence, subject to various deductibles and exclusions. The new reinsurance program is effective through September 30, 2011. Our reinsurance program that was effective October 1, 2009 to September 30, 2010 provided us with reinsurance protection for each loss occurrence in excess of $0.5 million, up to $85.0 million, subject to various deductibles and exclusions. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

We have recently observed an increase in severity estimates for accident years 2007 through 2009 in California following several years of decreasing trends. We have established loss reserves at December 31, 2010 that are based upon our current best estimate of ultimate loss costs, taking into consideration the recent paid loss claim data, incurred loss trends and uncertainty regarding the permanence of recent legislative reforms. We continue to monitor the impact of reforms and potential challenges to reforms in our loss data. See the discussion under the headings “Loss Reserves” in Part I, Item 1 and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expense” in this Item 7 for a further discussion of our loss reserving process.

Provisions in the three lower layer treaties (covering losses from $1.0 million to $10.0 million) in our 2007-2008 reinsurance program allow us the ability, at our sole discretion, to commute the contracts within 24 months of expiration in return for a contingent profit commission calculated in accordance with terms specified in the contracts. In accordance with these provisions, we commuted the $5.0 million excess $5.0 million layer of this treaty in 2010 in return for a contingent profit commission of approximately $0.6 million. The two lower layers (from $1.0 million to $5.0 million) were not commuted. As of December 31, 2010, there were no ceded losses associated with the $5.0 million excess $5.0 million layer and it is not expected that developed losses that would otherwise be covered by reinsurance will exceed the contingent profit commission. The contingent profit commission was recorded as a reduction of loss and loss adjustment expenses.

As of December 31, 2010, we had recorded a receivable of approximately $3.0 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At December 31, 2010, we had access to approximately $ 3.8 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $72.2 million in 2010 compared to $73.0 million in 2009, representing a decrease of $0.8 million, or 1.1%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, was 28.3% in 2010 compared to 29.8% in 2009. The decline in our expense ratio resulted from decreases in our underwriting expenses and increases in our net premiums earned from the same period of 2009.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $0.5 million in 2010 and $0.6 million in 2009. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, ranged between 4.25% and 4.48% in 2010 down from 4.26% and 6.15% in 2009.

Other Expenses.  Other expenses totaled $7.5 million in 2010, a decrease of $1.6 million, or 17.3%, from $9.1 million in 2009. Other expenses result primarily from the operations of PointSure and PMCS. The decrease in other expenses was largely attributable to reduced personnel costs and direct costs.

Income Tax Expense (benefit).  The effective tax rate for the year ended December 31, 2010 resulted in a benefit of 75.0% compared to an expense of 18.4% for the same period in 2009. The effective tax rate for 2010 differed from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 53.0% percentage points of the increase to  the statutory rate. The increase in the benefit was partially offset by approximately $0.6 million, or 8.8 percentage points, due to a true-up of vesting expense related to restricted stock which vested during the year. The effective rate for December 31, 2009 was lower than the statutory rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 20.8 percentage points of the reduction from the statutory rate. This decrease in the statutory rate was partially offset by approximately $0.7 million, or 4.2 percentage points, due to state income taxes and other nondeductible expenses.

Net Income (loss).  Net loss totaled $1.6 million in 2010 compared to net income of $13.5 million in 2009, representing a decrease of $15.1 million, or 111.7%. The 2010 decrease in net income resulted primarily from an increase in loss and loss adjustment expenses, offset by an increase in other realized gains recognized in earnings.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Gross premiums written totaled $290.0 million in 2009 compared to $270.3 million in 2008, representing an increase of $19.7 million, or 7.3%. Much of the increase in gross premiums written resulted from premium growth primarily related to new business growth in our Program Business. Program Business, which includes alternative markets and small maritime programs, increased $32.2 million in 2009 compared to 2008. The increase in Program Business was offset by a $10.0 million decrease in our “core” product lines, which includes energy, maritime and construction business. The decrease was primarily driven by our construction business as a result of the continuing impact of the current economic downturn. Excluding work we perform as the servicing carrier for the Washington USL&H Plan and excluding business assumed from the NCCI residual market pool, the total number of customers we serviced increased from more than 1,120 at December 31, 2008 to approximately 1,530 at December 31, 2009. Approximately 14.1% of the 410 customer increase related to our core book of business and 85.9% of the increase related to our Program Business. By design, our Program Business will have a larger number of customers with a smaller average premium size than our core book of business. Total in-force payrolls, one of the factors used to determine premium charges, increased 12.5% from $6.4 billion at December 31, 2008 to $7.2 billion at year-end 2009. California continues to be our largest market, accounting for approximately $132.5 million, or 43.1% of our in-force premiums at December 31, 2009. This represents an increase of $22.0 million, or 19.9%, from approximately $110.5 million, or 39.6%, of in-force premiums in California at December 31, 2008.

The following is a summary of our top five markets based on direct premiums written (excluding premiums written under the Washington USL&H Plan and NCCI):

	Year Ended December 31,
	2009		2008
	Direct Premiums Written	%	Direct Premiums Written	%
	(in thousands)
California	$123,856	43.3%	$102,392	38.8%
Louisiana	26,143	9.1%	24,043	9.1%
Illinois	23,011	8.0%	22,103	8.4%
Alaska	17,710	6.2%	17,242	6.5%
Texas	16,032	5.6%	17,789	6.8%
Total	$206,752	72.2%	$183,569	69.6%

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

Net premiums earned are also affected by premiums ceded under reinsurance treaties. Ceded earned premiums in 2009 totaled $22.7 million compared to $14.5 million in 2008, representing an increase of $8.2 million, or 56.6%. An increase in ceded earned premiums is a decrease to our overall net premiums earned. Effective January 2009, we ceded 100% of NCCI assumed business for policy year 2009, which totaled $3.6 million for the year ended December 31, 2009.

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

Other-Than-Temporary Impairment Losses.  OTTI losses totaled $0.3 million for the year ended December 31, 2009, compared to $13.4 million, in 2008. In 2008, we recorded $13.4 million of OTTI charges in connection with investments in government-sponsored agency and corporate preferred stock ($10.2 million charge) and equity indexed securities exchange-traded funds ($3.2 million charge). The $0.3 million OTTI charge in 2009 also related to our investment in government-sponsored agency preferred stock. The OTTI charges were the result of thorough reviews of the investment portfolio and a determination by management that these investments met the criteria for OTTI charges primarily due to the extent and duration of the impairments and the inability to forecast a complete recovery of their book values within a reasonable period of time or, in the case of the government-sponsored entity preferred stocks, a significant decline in the underlying credit fundamentals of the securities.

Other Income.  Other income totaled $5.3 million for the twelve months ended December 31, 2009 compared to $5.2 million for the same period in 2008, representing a decrease of $0.1 million, or 1.5%. Other income is derived primarily from the operations of PointSure, our wholesale broker and third party administrator, and PMCS, our provider of medical bill review, utilization review, nurse care management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $174.3 million in 2009 compared to $141.9 million in 2008, representing an increase of $32.4 million, or 22.8%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, was 70.9% in 2009 compared to 56.7% in 2008. The higher loss ratio in 2009 was attributable primarily to net unfavorable development of prior accident year loss reserves of $0.4 million in 2009 (offset by a favorable commutation gain of $0.6 million), compared to favorable development of $24.4 million and a favorable commutation gain of $2.2 million in 2008; an increase in the current accident year loss ratio from 57.5% at December 31, 2008 to 60.0% at December 31, 2009; and an increase of approximately $6.4 million in the earned premium against which the current accident year ELR is applied. Our direct net loss reserves are net of reinsurance and exclude reserves associated with KEIC and the business we involuntarily assume from the NCCI.

For accident year 2009, an expected loss ratio was established for each jurisdiction and type of loss (indemnity, medical, allocated loss adjustment expense ALAE). The expected loss ratio was multiplied by the booked accident year earned premium to produce the ultimate loss to date. The expected loss ratio selections are reviewed quarterly with each internal IBNR study. Given the short experience period for the current accident year, the expected loss ratios are usually maintained at least through the first 12 months of the accident year and revised as the underlying data matures. However, after reviewing the year-to-date results for the 2009 accident year, we increased the expected loss ratio for this year from 56.7% to 60.0% in the fourth quarter, resulting in $8.3 million of additional loss and allocated loss adjustment expenses in the quarter.

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

For accident year 2007, the ultimate loss estimates at December 31, 2009 were higher when compared to December 31, 2008 and resulted in a net increase of our loss reserves of $5.0 million. The adverse development was offset by favorable development of $2.1 million related to ULAE, $1.6 million for loss based assessments and NCCI, and a favorable commutation gain of $0.5 million.

For accident years 2006 and prior, the ultimate loss estimates at December 31, 2009 were slightly higher when compared to December 31, 2008 and resulted in a net increase of our loss reserves of $0.6 million. This small movement resulted from the recognition of the results from the standard actuarial methodologies in our December 31, 2009 IBNR study. This adverse development was offset by favorable development of $2.4 million related to ULAE, $3.5 million related to loss based assessments and NCCI and a favorable commutation gain of $0.1 million. Due to the longer tail nature of workers’ compensation, small movement in an accident year’s ultimate loss estimate can be reasonably expected.

There is uncertainty about whether the positive effects of California legislative reforms enacted in 2003 and 2004 will be sustained, particularly in light of current efforts to change or repeal portions of the reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We observed an increase in severity estimates for accident years 2007 and 2008 in California following several years of decreasing trends. We have established loss reserves at December 31, 2009 that are based upon our current best estimate of ultimate loss costs, taking into consideration the recent paid loss claim data, incurred loss trends and uncertainty regarding the permanence of recent legislative reforms. We continue to monitor the impact of reforms and potential challenges to reforms in our loss data. See the discussion under the headings “Loss Reserves” in Part I, Item 1 and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expense” in this Item 7 for a further discussion of our loss reserving process.

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

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $73.0 million in 2009 compared to $71.2 million in 2008, representing an increase of $1.9 million, or 2.6%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, was 29.8% in 2009 compared to 28.5% in 2008. The increase in the expense ratio was driven primarily by increased staffing costs and other premium production related expenses as we invest in the geographic expansion and development of our business; higher broker commissions; Florida policyholder dividend expense; and lower-than-expected earned premiums when compared to the increase in gross premiums written, primarily as a result of the impact of the continuing economic recession on covered payrolls, and adjustments related to retrospectively rated policies.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $0.6 million in 2009 and $0.9 million in 2008. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, ranged between 4.26% and 6.15% in 2009 down from 6.15% to 9.03% in 2008.

Other Expenses.  Other expenses totaled $9.1 million in 2009, an increase of $1.4 million, or 18.4%, from $7.7 million in 2008. Other expenses result primarily from the operations of PointSure, which continued to experience direct costs associated with the expansion of insurance products they offer, and PMCS.

Income Tax Expense.  The effective tax rate for the year ended December 31, 2009 was 18.4% compared to 30.5% for the same period in 2008. The effective tax rate for 2009 was lower than the statutory tax rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 20.8 percentage points of the reduction from the statutory rate. This decrease was partially offset by approximately $0.7 million, or 4.2 percentage points, due to state income taxes and other nondeductible expenses. The effective rate for December 31, 2008 was lower than the statutory rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 7.5 points of the reduction from the statutory rate. This decrease in the statutory rate was partially offset by approximately $1.0 million, or 2.3 points, due to a valuation allowance established against our deferred tax assets as of December 31, 2008.

Net Income.  Net income totaled $13.5 million in 2009 compared to $29.3 million in 2008, representing a decrease of $15.7 million, or 53.8%. The 2009 decrease in net income resulted primarily from a reduction in earned premiums, primarily resulting from the effects of the current economic downturn, and increases in loss and loss adjustment expense, underwriting, acquisition, and insurance expenses, and other expenses, offset by $13.4 million of OTTI losses in 2008.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses and to purchase investments.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of December 31, 2010 has an effective duration of 5.0 years with individual maturities extending to 30 years. Currently, we make claim payments from positive cash flows from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.

At December 31, 2010, of our investment portfolio consisted of investment-grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. Our investment policy allows for investment in domestic and international equities up to 6% and 1.5%, respectively, of our statutory capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

We had no direct sub-prime mortgage exposure in our investment portfolio as of December 31, 2010 and $9.1 million of indirect exposure to sub-prime mortgages. As of December 31, 2010, our portfolio included $113.2 million of insured municipal bonds and $219.2 million of uninsured municipal bonds.

The following table provides a breakdown of ratings on the bonds in our municipal portfolio as of December 31, 2010:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio Based On
	Insured	Underlying		Overall	Underlying
Rating	Ratings	Ratings	Ratings	Ratings(1)	Ratings
	(In thousands)
AAA	$4,654	$4,654	$32,107	$36,761	$36,761
AA+	19,154	16,442	52,883	72,037	69,325
AA	28,604	24,833	49,525	78,129	74,358
AA-	34,075	32,626	41,938	76,013	74,564
A+	12,132	19,960	8,535	20,667	28,495
A	5,296	4,247	17,220	22,516	21,467
A-	3,134	3,134	2,731	5,865	5,865
BBB+	—	1,153	3,339	3,339	4,492
BBB	—	—	2,767	2,767	2,767
Pre-refunded (2)	6,170	6,170	8,122	14,292	14,292
Total	$113,219	$113,219	$219,167	$332,386	$332,386
____________

(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(2)	These bonds have been refunded by depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of December 31, 2010, we had no direct investments in any bond insurer, and the following bond insurers insured more than 10% of the municipal bond investments in our portfolio:

		Insurer Ratings		Average Underlying Bond
	Fair Value	S&P	Moody’s	Rating
	(Millions)
National Public Finance Guarantee Corporation	$56.4	BBB	Baa1	AA-

We do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2010, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess of $0.25 million, up to $100.0 million, subject to various deductibles and exclusions. Our reinsurance program that was effective October 1, 2009 to September 30, 2010, provides us with reinsurance protection for each loss occurrence in excess of $0.75 million, up to $85.0 million, subject to various deductibles and exclusions. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2010, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

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

Net cash provided by operating activities in 2010 totaled $56.7 million, a decrease of $11.6 million, or 16.9%, from $68.3 million in 2009, which increased $1.3 million, or 2.0%, from $66.9 million in 2008. The decrease in 2010 was primarily attributable to an increase in loss and loss adjustment expenses paid (net of reinsurance collected) of approximately $28.7 million, partially offset by decreases in income taxes and underwriting expenses paid of approximately $9.1 million and $4.0 million, respectively.  The increase in 2009 was primarily attributable to an increase in premiums collected of approximately $5.5 million and a decrease in federal income taxes paid of approximately $14.8 million, offset by an increase in loss and loss adjustment expenses paid (net of reinsurance collected) of approximately $16.9 million. We expect to experience a reduction in operating cash flows as a result of increased claim payments and higher premiums under the excess of loss reinsurance treaty program renewed on October 1, 2010, among other factors.

We used net cash of $49.8 million for investing activities in 2010 compared to $77.8 million in 2009 and $65.6 million in 2008. The decrease in 2010 from 2009 was driven by lower net investment purchase activity (purchases, net of sales and maturities). The increase in 2009 from 2008 was driven by higher net investment purchase activity (purchases, net of sales and maturities) partially offset by a reduction in purchases of property and equipment.

Net cash used in financing activities totaled $3.9 million in 2010, an increase of $3.4 million from $0.4 million in 2009, which decreased $1.6 million from $1.2 million of net cash provided in 2008. The increase in net cash used in financing activities in 2010 was primarily the result of quarterly cash dividends paid in 2010.

Contractual Obligations and Commitments

The following table identifies our contractual obligations by payment due period as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	440,919	140,653	177,690	38,360	84,216
Operating lease obligations	14,376	3,126	5,621	4,496	1,133
Total	$467,295	$143,779	$183,311	$42,856	$97,349

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2010 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Loss Reserves” in Part I, Item 1 of this annual report and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expense” in Part II, Item 7 of this annual report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Risks Related to our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of December 31, 2010 and 2009. The workers’ compensation line of business comprises over 98% of our total loss reserves as of both dates.

	As of December 31, 2010			As of December 31, 2009
Line of Business	Case	IBNR	Total	Case	IBNR	Total
	(In thousands)
Workers’ Compensation	$257,137	$176,229	$433,366	$168,885	$176,807	$345,692
Ocean Marine	1,668	5,059	6,727	1,046	4,771	5,817
General Liability	77	749	826	—	381	381
Total	$258,882	$182,037	$440,919	$169,931	$181,959	$351,890

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

For the current accident year, we establish the initial reserve for claims incurred-but-not-reported (“IBNR”) using an expected loss ratio (“ELR”) method. The ELR method is based on an analysis of historical loss ratios adjusted for current pricing levels, exposure growth, anticipated trends in claim frequency and severity, the impact of reform activity and any other factors that may have an impact on the loss ratio. The actual paid and incurred loss data for the accident year is reviewed each quarter and changes to the ELR may be made based on the emerging data, although changes are typically not made until the end of the accident year when the loss data can be analyzed as a complete accident year. However, due to results experienced for the 2010 accident year and the adverse development of accident years 2008 and 2009, we increased our 2010 ELR from 61.5% to 64.5% at June 30, 2010. The ELR is multiplied by the year-to-date earned premium to determine the ultimate losses for the current accident year. The actual paid and case outstanding losses are subtracted from the ultimate losses to determine the IBNR for the accident year. As the accident year matures, we incorporate a standard actuarial reserving methodology referred to as the Bornhuetter-Ferguson method. This method blends the loss development and expected loss ratio methods by assigning partial weight to the initial expected losses, calculated from the expected loss ratio method, with the remaining weight applied to the actual losses, either paid or incurred. The weights assigned to the initial expected losses decrease as the accident year matures. A reserve estimate implies a pattern of expected loss emergence. If this emergence does not occur as expected, it may cause us to revisit our previous assumptions. We may adjust loss development patterns, the various method weights or the expected loss ratios used in our analysis. Management employs judgment in each reserve valuation as to how to make these adjustments to reflect current information.

For all other accident years, the estimated ultimate losses are developed using a variety of actuarial techniques as described below. In reviewing this information, we consider the following factors to be especially important at this time because they increase the variability risk factors in our loss reserve estimates:

•	We wrote our first policy on October 1, 2003 and, as a result, our total reserve portfolio is relatively immature when compared to other industry data.

•	We have grown significantly since we began operations and have entered into several new states that are not included in our predecessor’s historical data.

•
At December 31, 2010, approximately $184.6 million, or 47.9%, of our direct loss reserves were related to business written in California. Over the last several years, four significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February 2002; AB 227 and SB 228 were enacted in September 2003; and SB 899 was enacted in April 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves, making historical data less reliable as an indicator of future loss. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2010 were 63.4% lower than the pure premium rates in effect as of July 1, 2003. More recent data has indicated the need for an increase in rates in California. With the California Department of Insurance’s approval, we adopted a 5.0% increase in advisory pure premium rates effective January 1, 2009. In June 2009, we filed for a 10.6% rate increase to be effective August 1, 2009, which was approved by the California Insurance Department. In July 2010, we filed for a 15.3% average rate increase with the California Department of Insurance, which was approved in August 2010 and became effective on September 1, 2010.

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

In February of 2009, the California Workers’ Compensation Appeals Board ( the “Appeals Board”) rendered an en banc decision on a series of cases, commonly referred to as Almarez, Guzman and Ogilvie. Allowing a rebuttal of the AMA Guides, the decision has a material impact on the value of permanent disability awards. The en banc decision led to considerable comment and debate in the Workers’ Compensation community. In September of 2009, the Appeals Board reaffirmed most aspects of its prior work, with some clarifications to its February decisions. Its decision is considered final with details to be determined by case law and through appeal. In November of 2010, the California Supreme Court declined to review the Guzman case. An appeal of the Almarez case to the Fifth Circuit Court of Appeals is pending.

Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of December 31, 2010, accident year 2004 was 84 months developed, accident year 2005 was 72 months developed, accident year 2006 was 60 months developed, accident year 2007 was 48 months developed, accident year 2008 was 36 months developed, accident year 2009 was 24 months developed, and accident year 2010 was 12 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

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

Our analysis is done separately for the indemnity, medical and DCC components of the total loss reserves within each accident year. In addition, the analysis is completed separately for the following five categories: State Act, California (California); State Act, Alaska and Hawaii (Alaska & Hawaii); State Act, Illinois (Illinois); State Act, all other states (All Other); and USL&H claims. The business is divided into these categories for the determination of ultimate losses due to differences in the laws that cover each of these categories.

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

In addition, there are loss and loss adjustment expense risk factors that affect workers’ compensation claims that can change over time and also cause our loss reserves to fluctuate. Some examples of these risk factors include, but are not limited to, the following:

•	availability of light duty for early return to work;

•	recovery time from the injury;

•	increased claim duration and its effect on treatment utilization and costs;

•	changes in state or federal compensation benefit law;

•	changes in case law affecting compensation guidelines;

•	degree of patient responsiveness to treatment;

•	use of pharmaceutical drugs;

•	type and effectiveness of medical treatments;

•	frequency of visits to healthcare providers;

•	changes in costs of medical treatments;

•	availability of new medical treatments and equipment;

•	types of healthcare providers used;

•	attorney involvement;

•	wage inflation in states that index benefits; and

•	changes in administrative policies of second injury funds.

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

Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data. Due to the relative immaturity of our book of business, the challenge has been to give the appropriate weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have seven complete accident years that were developed 84 month, 72 months, 60 months, 48 months, 36 months, 24 months and 12 months (2004, 2005, 2006, 2007, 2008, 2009 and 2010, respectively) at December 31, 2010. At December 31, 2010, the analysis for accident years 2003 through 2009 utilizes a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods, in addition to the paid and incurred loss development methods. For accident years 2003 through 2009, the actuarial analysis showed varying degrees of net unfavorable movement when compared to the prior actuarial estimates at December 31, 2009.

For accident years 2006 and prior, there was unfavorable development in the losses for California State Act which resulted in an increase of our net ultimate loss estimates of $1.9 million. For non-California State Act, there was unfavorable development in the losses for accident years 2006 and prior which resulted in an increase of our net ultimate loss estimates of $0.9 million. For USL&H, there was unfavorable development in the losses for accident years 2006 and prior which resulted in an increase of our net ultimate loss estimates of $0.7 million.

For accident year 2007, there was unfavorable development in the losses for California State Act which resulted in an increase of our net ultimate loss estimates of $3.7 million. For non-California State Act, there was unfavorable development in the losses for accident year 2007 which resulted in an increase of our net ultimate loss estimates of $0.6 million. For USL&H, there was unfavorable development in the losses for accident year 2007 which resulted in an increase of our net ultimate loss estimates of $1.3 million. For California State Act and USL&H, we placed more reliance on the most recent data points in our loss development selections than in the prior year. We believe that our loss development factor selections are appropriate given the maturity level of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminish, the full impact of the actual loss development will be factored into our assumptions and selections.

For accident year 2008, there was unfavorable development in the losses for California State Act which resulted in an increase of our net ultimate loss estimates of $6.9 million. For non-California State Act, there was unfavorable development in the losses for accident year 2008 which resulted in an increase of our net ultimate loss estimates of $2.4 million. For USL&H, there was unfavorable development in the losses for accident year 2008 which resulted in an increase of our net ultimate loss estimates of $1.0 million.

For accident year 2009, there was unfavorable development in the losses for California State Act which resulted in an increase of our net ultimate loss estimates of $7.1 million. For non-California State Act, there was unfavorable development in the losses for accident year 2009 which resulted in an increase of our net ultimate loss estimates of $3.5 million. For USL&H, there was unfavorable development in the losses for accident year 2009 which resulted in an increase of our net ultimate loss estimates of $3.4 million.

For accident year 2010, the ultimate losses were set by multiplying the selected ELR to the booking earned premium. Given the results from the 2010 accident year and the adverse development of prior accident years, we increased the ELR for 2010 from 61.5% to 64.5% in the second quarter of 2010. For more information on the ELR method and selection see the related discussion under the heading “Actuarial Loss Reserve Estimation Methods” in this Item 7.

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

As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $8.8 million, or 2.0%, as of December 31, 2010. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $22.0 million on a pre-tax basis, or 5%, as of December 31, 2010. Under these assumptions, the inadequacy of approximately $22.0 million represents approximately 6.3% of total stockholders’ equity at December 31, 2010. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $440.9 million as of December 31, 2010 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $22.0 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid losses represent the portion of the loss and loss adjustment expenses that is assumed by reinsurers. These recoverables are reported on our balance sheet separately as assets, as reinsurance does not relieve us of our legal liability to policyholders and ceding companies. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Reinsurance recoverables are determined based in part on the terms and conditions of reinsurance contracts, which could be subject to interpretations that differ from ours based on judicial theories of liability. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, which themselves are subject to significant judgments and uncertainties described above under the heading “Unpaid Loss and Loss Adjustment Expense.” Changes in the estimates and assumptions underlying the calculation of our loss reserves may have an impact on the balance of our reinsurance recoverables. In general, one would expect an increase in our underlying loss reserves on claims subject to reinsurance to have an upward impact on our reinsurance recoverables. The amount of the impact on reinsurance recoverables would depend on a number of considerations including, but not limited to, the terms and attachment points of our reinsurance contracts and the incurred amount on various claims subject to reinsurance. We also bear credit risk with respect to our reinsurers, which can be significant considering that some claims may remain open for an extended period of time.

We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. We assessed the collectability of our year-end receivables and believe that all amounts are collectible based on currently available information. Therefore, as of December 31, 2010 and 2009, we had no reserve for uncollectible reinsurance recoverables. As of December 31, 2010, the top ten companies, representing 92.3% of our reinsurance amounts recoverable, had A.M. Best ratings of “A” or higher.

Deferred Policy Acquisition Costs

We defer commissions, premium taxes and certain other costs that vary with and are primarily related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to the recognition of premiums earned. The method followed in computing deferred policy acquisition costs limits the amount of these deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related estimated investment income, anticipated losses and settlement expenses and certain other costs we expect to incur as the premium is earned. Judgments regarding the ultimate recoverability of these deferred costs are highly dependent upon the estimated future costs associated with our unearned premiums. If our expected claims and expenses, after considering investment income, exceed our unearned premiums, we would be required to write-off all or a portion of deferred policy acquisition costs. Since inception, we have not needed to write-off any portion of our deferred acquisition costs. If our estimate of anticipated losses and related costs was 10% inadequate, our deferred acquisition costs as of December 31, 2010 would still be fully recoverable and no write-off would be necessary. We will continue to monitor the balance of deferred acquisition costs for recoverability.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires management to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, the consideration of operating versus capital items, projected future taxable income and the effect of tax planning strategies. If actual results differ from management’s estimates and assumptions, we may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. The establishment of a valuation allowance could have a significant impact on our financial position and results of operations in the period in which it is deemed necessary. As of December 31, 2010, no valuation allowance was recorded. We established a valuation allowance of approximately $2.0 million at December 31, 2008 (of which $976,000 was recorded in tax expense and $1.0 million was recorded in accumulated other comprehensive income) and reversed the $2.0 million allowance through accumulated other comprehensive income in 2009.

FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of December 31, 2010 and December 31, 2009, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2007, 2008, 2009 and 2010.

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

For debt securities that are considered OTTI and that we do not intend to sell and more likely than not would not be required to sell prior to recovery of the amortized cost basis, we recognize OTTI losses in accordance with the provisions of the ASC. The amount of the OTTI loss is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.

We regularly review our investment portfolio for declines in value. In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. It is possible that we could recognize future impairment losses on some securities we owned at December 31, 2010 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

In 2010, no other-than-temporary declines in the fair value of our securities were recorded. In 2009, we recognized other-than-temporary impairment charges of $0.3 million related to our investments in preferred stocks issued by Fannie Mae and Freddie Mac that were sold in 2009. In 2008, we recognized other-than-temporary impairment charges of approximately $10.2 million on our investments in preferred stocks (nearly all of which were government-sponsored agency fixed and variable preferred stocks) and approximately $3.2 million on our investment in equity indexed securities exchange-traded funds. Please refer to the tables in Note 3, “Investments” of the consolidated financial statements in Part II, Item 8 of this annual report for additional information on unrealized losses on our, investment securities. Please refer to Part II, Item 7A of this annual report for tables showing the sensitivity of the fair value of our fixed-income investments to selected hypothetical changes in interest rates. See “Liquidity and Capital Resources” in Part II, Item 7 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2010 to sub-prime mortgages.

Earned But Unbilled Premiums

Shortly following the expiration of an insurance policy, we perform a final payroll audit of each insured to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors, as well as fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between ($1,003,000) and ($105,000) in 2010 and between ($497,000) and $19,000 in 2009. The balance of our accrual for premiums earned but unbilled totaled approximately ($625,000) and ($132,000) at December 31, 2010 and 2009, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. Since inception, there have been approximately $0.1 million in write-offs. Retrospectively rated policies accounted for approximately 5.9% of direct premiums written in 2010 and approximately 7.2% of direct premiums written in 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU) 2010-06, Improving Disclosures about Fair Value Measurements, to require additional disclosures for transfers in and out of Levels 1 and 2 and certain information regarding activity in Level 3 of the fair value hierarchy. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure, which is effective for interim and annual reporting periods beginning after December 15, 2010. We adopted all provisions of this standard effective January 1, 2010, which did not have a material effect on our consolidated financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, to address potential practice issues associated with ASC Topic 855, Subsequent Events.  The provisions of ASU 2010-09 are effective for reporting periods ending after June 15, 2010. We adopted ASU 2010-09 as of June 30, 2010, which did not have a material effect on our consolidated financial condition and results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to expand existing disclosures about the credit quality of financing receivables and the allowance for credit losses as are defined in ASC Topic 310, Receivables.  The provisions of ASU 2010-20 are effective for annual or interim reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-20 is not expected to have a material effect on our consolidated financial condition and results of operations.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employee's compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs - Capitalized Advertising Costs. All other costs related to the acquisition of new or renewal insurance contracts are required to be expensed as incurred. This ASU is effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. We have not determined the impact that adoption of this new standard will have on our consolidated financial condition or results of operations. However, since the new standard represents a significant departure from current practice, its adoption may result in a significant reduction in the amount of acquisition costs eligible for deferral.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

In 2008 and 2009, a series of crises occurred in the U.S. financial and capital markets, as well as in housing and global credit markets. These conditions accelerated into a global economic recession. The declining economic conditions worsened over the last half of 2008 and continued into the first half of 2009. However, the equity and debt markets began to show improvement in mid-2009 going forward. For example, the net unrealized gain on our investment portfolio increased from $1.4 million at March 31, 2009 to $18.4 million at December 31, 2009, $29.8 million at September 30, 2010, and decreased to $7.2 million at December 31, 2010.

Our consolidated balance sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks, including credit and interest rate risks. Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. In 2008 and 2009, we recognized, on a pre-tax basis, approximately $13.7 million of other-than-temporary impairment charges related to our investments in government-sponsored-entity preferred stock and exchange-traded funds. In 2010, we recognized no other-than-temporary impairments.  The impact of actions taken by governmental bodies in response to the current economic conditions is difficult to predict, particularly over the short term, and we cannot predict the timing or magnitude of a recovery. The fair value of our investment portfolio remains subject to considerable volatility, particularly over the short term. The following sections address the significant market risks associated with our business activities.

Credit Risk

Credit Risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing generally in fixed-income securities which are rated “A” or higher by Standard & Poor’s or another major rating agency. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in our portfolio. To limit our exposure to risk, we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector. See “Investments” in Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2010 to sub-prime mortgages.

Interest Rate Risk

We had fixed-income investments with a fair value of $673.0 million at December 31, 2010 that are subject to interest rate risk compared with $626.6 million at December 31, 2009. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes the interest rate risk in our investment portfolio as of December 31, 2010 and December 31, 2009. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2010 and December 31, 2009. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and stockholders’ equity.

Interest Rate Risk as of December 31, 2010:

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(59,313)	$613,655	(8.8)%
100 basis point increase	(30,031)	642,937	(4.5)%
No change	—	672,968	—
100 basis point decrease	30,781	703,749	4.6%
200 basis point decrease	62,310	735,278	9.3%

Interest Rate Risk as of December 31, 2009:

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(55,839)	$570,769	(8.9)%
100 basis point increase	(27,561)	599,047	(4.4)%
No change	—	626,608	—
100 basis point decrease	26,843	653,451	4.3%
200 basis point decrease	52,970	679,578	8.5%

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SeaBright Holdings, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaBright Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaBright Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of SeaBright Holdings, Inc and subsidiaries’ internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
March 14, 2011

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share information)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost $665,761 in 2010 and $608,222 in 2009)	$672,968	$626,608
Cash and cash equivalents	15,958	12,896
Accrued investment income	7,085	6,734
Premiums receivable, net of allowance	15,023	14,477
Deferred premiums	168,842	182,239
Reinsurance recoverables	56,746	34,339
Due from reinsurer	4,420	6,707
Receivable under adverse development cover	2,965	3,010
Prepaid reinsurance	4,288	6,760
Property and equipment, net	6,277	5,356
Federal income tax recoverable	11,749	4,774
Deferred income taxes, net	23,458	21,861
Deferred policy acquisition costs, net	25,574	25,537
Intangible assets, net	1,330	1,431
Goodwill	2,794	4,321
Other assets	7,085	7,811
Total assets	$1,026,562	$964,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$440,919	$351,890
Unearned premiums	155,786	175,766
Reinsurance funds withheld and balances payable	6,739	7,312
Premiums payable	8,645	4,786
Accrued expenses and other liabilities	51,456	53,634
Surplus notes	12,000	12,000
Total liabilities	675,545	605,388

Commitments and contingencies (Notes 13 and 15)

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding — 22,025,450 shares at December 31, 2010 and 21,675,786 shares at December 31, 2009	220	217
Paid-in capital	209,941	205,079
Accumulated other comprehensive income	5,591	12,927
Retained earnings	135,265	141,250
Total stockholders’ equity	351,017	359,473
Total liabilities and stockholders’ equity	$1,026,562	$964,861

See accompanying notes to consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and earnings per share information)
Revenue:
Premiums earned	$254,326	$244,427	$248,644
Claims service income	889	1,011	959
Other service income	161	207	246
Net investment income	23,466	23,132	22,605
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	(258)	(13,405)
Less portion of losses recognized in accumulated other comprehensive income (loss)	—	—	—
Net impairment losses recognized in earnings	—	(258)	(13,405)
Other net realized gains (losses) recognized in earnings	15,425	(171)	(476)
Other income	4,253	5,284	5,207
	298,520	273,632	263,780
Losses and expenses:
Loss and loss adjustment expenses	223,050	174,324	141,935
Underwriting, acquisition and insurance expenses	72,245	73,044	71,169
Interest expense	528	599	867
Goodwill impairment	1,527	—	—
Other expenses	7,509	9,079	7,668
	304,859	257,046	221,639
Income (loss) before taxes	(6,339)	16,586	42,141
Income tax expense (benefit):
Current	(7,015)	5,805	20,031
Deferred	2,259	(2,754)	(7,168)
	(4,756)	3,051	12,863
Net income (loss)	$(1,583)	$13,535	$29,278

Basic earnings (loss) per share	$(0.08)	$0.65	$1.43
Diluted earnings (loss) per share	$(0.08)	$0.63	$1.38

Weighted average basic shares outstanding	20,867,720	20,702,572	20,498,305
Weighted average diluted shares outstanding	20,867,720	21,515,153	21,232,762

See accompanying notes to consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Outstanding Common Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2007	20,831	$208	$194,023	$1,638	$98,437	$294,306
Comprehensive income:
Net income	—	—	—	—	29,278	29,278
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $4,792	—	—	—	9,089	—	9,089
Increase in unrealized loss on investment securities available-for-sale, net of tax benefit of $6,236	—	—	—	(14,736)	—	(14,736)
Comprehensive income	—	—	—	—	—	23,631
Stock based compensation, net of taxes of $78	—	—	5,630	—	—	5,630
Restricted stock grants	428	4	—	—	—	4
Exercise of stock options, including tax benefit of $148	134	2	1,240	—	—	1,242
Balance at December 31, 2008	21,393	214	200,893	(4,009)	127,715	324,813
Comprehensive income:
Net income	—	—	—	—	13,535	13,535
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $150	—	—	—	279	—	279
Increase in unrealized gain on investment securities available-for-sale, net of tax of $7,885	—	—	—	14,642	—	14,642
Comprehensive income	—	—	—	—	—	28,456
Stock based compensation, net of taxes of $192	—	—	4,611	—	—	4,611
Restricted stock grants	320	4	—	—	—	4
Exercise of stock options	7	—	47	—	—	47
Tax effect of change in deferred tax asset valuation allowance recorded in comprehensive income	—	—	—	2,015	—	2,015
Surrender of stock in connection with restricted stock vesting	(44)	(1)	(472)	—	—	(473)
Balance at December 31, 2009	21,676	217	205,079	12,927	141,250	359,473
Comprehensive loss:
Net loss					(1,583)	(1,583)
Other comprehensive income:
Reclassification adjustment for realized gains recorded into income, net of tax of $5,399	—	—	—	(10,026)	—	(10,026)
Increase in unrealized gain on investment securities available-for-sale, net of tax of $1,537	—	—	—	2,690	—	2,690
Comprehensive loss	—	—	—	—	—	(8,919)
Dividends declared	—	—	—	—	(4,402)	(4,402)
Stock based compensation	—	—	5,424	—	—	5,424
Restricted stock grants	400	3	—	—	—	3
Exercise of stock options	4	—	26	—	—	26
Surrender of stock in connection with restricted stock vesting	(55)	—	(588)	—	—	(588)
Balance at December 31, 2010	22,025	$220	$209,941	$5,591	$135,265	$351,017

See accompanying notes to consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,583)	$13,535	$29,278
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of deferred policy acquisition costs	48,633	44,653	43,631
Policy acquisition costs deferred	(48,670)	(47,015)	(46,974)
Provision for depreciation and amortization	6,901	5,277	4,057
Compensation cost on restricted shares of common stock	4,532	4,117	4,720
Compensation cost on stock options	892	686	988
Net realized (gain) loss on investments	(15,425)	429	13,881
Expense (benefit) for deferred income taxes	2,259	(2,736)	(7,168)
Goodwill impairment	1,527	—	—
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	89,029	59,863	41,943
Other assets and other liabilities	1,227	2,230	(1,156)
Reinsurance recoverables, net of reinsurance withheld	(18,176)	(11,652)	(1,383)
Income taxes recoverable	(6,975)	(3,273)	(2,375)
Accrued investment income	(351)	(680)	(999)
Unearned premiums, net of deferred premiums and premiums receivable	(7,130)	2,816	(11,509)
Net cash provided by operating activities	56,690	68,250	66,934

Cash flows from investing activities, net of effects of acquisition:
Purchases of investments	(489,598)	(182,483)	(144,538)
Sales of investments	388,237	54,934	19,373
Maturities and redemptions of investments	54,248	51,828	64,636
Payment for purchases of subsidiary net of cash acquired	—	—	(159)
Purchases of property and equipment	(2,657)	(2,083)	(4,911)
Net cash used in investing activities	(49,770)	(77,804)	(65,599)

Cash flows from financing activities:
Proceeds from exercise of stock options	26	47	1,093
Excess tax benefit from disqualifying dispositions	—	—	148
Surrender of stock in connection with restricted stock vesting	(588)	(473)	—
Stockholder dividends paid	(3,300)	—	—
Proceeds from grants of restricted shares of common stock	4	4	4
Net cash provided by (used in) financing activities	(3,858)	(422)	1,245
Net increase (decrease) in cash and cash equivalents	3,062	(9,976)	2,580
Cash and cash equivalents at beginning of period	12,896	22,872	20,292
Cash and cash equivalents at end of period	$15,958	$12,896	$22,872

Supplemental disclosure of cash flow activities:
Federal income taxes paid	$—	$8,500	$23,345
Interest paid on surplus notes	527	623	897
The Company purchased all of the capital stock of BWNV for $484 in 2008. In connection with the acquisition, the following were assumed:
Fair value of assets acquired	$—	$—	$1,079
Cash paid for capital stock	—	—	(484)
Net liabilities assumed	$—	$—	$595

See accompanying notes to consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

SeaBright Insurance Holdings, Inc. (“SeaBright”), a Delaware corporation, was formed in June 2003. In May 2010, SeaBright announced that it had changed its corporate name to SeaBright Holdings, Inc. On July 14, 2003, SeaBright entered into a purchase agreement, effective September 30, 2003, with Kemper Employers Group, Inc. (“KEG”), Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (“Eagle”), and Lumbermens Mutual Casualty Company (“LMC”), the ultimate owner of KEG and Eagle (the “Acquisition”). Under this agreement, SeaBright acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights. KEG, LMC and Eagle are no longer writing new business and, as of December 31, 2010, were operating under a voluntary run-off plan which has been approved by the Illinois Department of Insurance.

At the time of the Acquisition, KEIC was licensed to write workers’ compensation insurance in 43 states and the District of Columbia. Domiciled in the State of Illinois and commercially domiciled in the State of California, it wrote both state act workers’ compensation insurance and United States Longshore and Harbor Workers’ Compensation Act (“USL&H”) insurance. Prior to the Acquisition, beginning in 2000, KEIC wrote business only in California. In May 2002, KEIC ceased writing business and by December 31, 2003, all premiums related to business prior to the Acquisition were 100% earned. As further discussed in Note 8.a., “Reinsurance Ceded”, in connection with the Acquisition, KEIC and LMC entered into an agreement whereby LMC agreed to indemnify KEIC in the event of adverse development of the reserves stated on KEIC’s balance sheet at the Acquisition date, for a period of approximately eight years. In addition, KEIC agreed to share with LMC any positive development of those reserves. December 31, 2011 is the date to which the parties will look to determine whether the loss and loss adjustment expenses with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the amount existing at the date of the Acquisition.

KEIC resumed writing business effective October 1, 2003, primarily targeting policy renewals for former Eagle business in the States of California, Hawaii and Alaska. In November 2003, permission was granted by the Illinois Department of Insurance for KEIC to change its name to SeaBright Insurance Company (“SBIC”).

PointSure is a wholesale insurance broker and third party claims administrator, and acts primarily as an in-house distribution platform for SeaBright Insurance Company.

In December 2007, the Company completed the acquisition of Total HealthCare Management, Inc. (“THM”), a privately held California provider of medical bill review, utilization review, nurse case management and related services. The total purchase price was $1.5 million, of which $1.2 million was paid at closing. The remaining $0.3 million was scheduled to be paid in three equal installments on the first three anniversaries of the closing date, provided that THM achieved certain revenue objectives in 2008, 2009 and 2010. Based on THM’s performance in 2008, 2009 and 2010, these installments were not paid. Goodwill recognized in connection with this acquisition totaled approximately $1.4 million. Following the acquisition, THM became a wholly owned subsidiary of SeaBright. In September 2010, THM was rebranded and changed its name to Paladin Managed Care Services (“PMCS”) as a “doing business as” designation.

In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction were a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. The stock purchase agreement provided for a contingent purchase price to be paid by (or refunded to) the Company approximately 13 months following the closing date, depending on whether BWNV revenue in the 12 months following closing exceeded (or was less than) the base revenue assumed at the time of the closing. The Company paid approximately $159,000 as additional purchase consideration upon resolution of the contingency period in 2009. The Company has recorded goodwill of approximately $0.5 million in connection with this acquisition as of December 31, 2009. In November 2010, PointSure reorganized its corporate structure and directly assumed the business and operations of BWNV. The BWNV legal entities were subsequently dissolved.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.  Summary of Significant Accounting Policies

a.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of SeaBright and its wholly owned subsidiaries, SBIC, PointSure, and PMCS (collectively, the “Company”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include amounts based on the best estimates and judgments of management. Such estimates and judgments could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, the Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Currently, the Company has one operating segment, workers’ compensation insurance and related services.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. The consolidated statements of operations for the years ended December 31, 2009, 2008, 2007 and 2006 have been revised to correct an immaterial error in the elimination of intercompany revenue and expense. Additionally, the consolidated statement of operations for the year ended December 31, 2009 has been revised to reflect a change in 2010 in where the Company eliminates the intercompany expense related to medical bill review and related services that PMCS provides SBIC. The elimination had previously been recorded in loss and loss adjustment expense. However, management concluded in 2010 that the elimination would more properly be recorded in other expense (where the majority of PMCS’s expenses are recorded in the consolidated statement of operations) so that loss and loss adjustment expense will reflect the total cost of administering the Company’s claims. The reclassifications above had no impact on income before taxes or net income. The following table summarizes the impact of the reclassifications:

	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in thousands)
Other income	$8,132	$(2,848)	$5,284	$8,689	$(3,482)	$5,207
Loss and loss adjustment expense	172,169	2,155	174,324	—	—	—
Other expense	14,082	(5,003)	9,079	11,150	(3,482)	7,668

	Year Ended December 31, 2007			Year Ended December 31, 2006
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in thousands)
Other income	$4,369	$(3,718)	$651	$3,371	$(2,591)	$780
Loss and loss adjustment expense	—	—	—	—	—	—
Other expense	7,773	(3,718)	4,055	6,248	(2,591)	3,657

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the impact of the change in the elimination of intercompany charges for medical bill review and related services for the quarters ended March 31, June 30 and September 30 and December 31:

	2010 Loss and Loss Adjustment Expense			2009 Loss and Loss Adjustment Expense
Quarter Ended	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in thousands)
March 31	$42,749	$828	$43,577	$38,564	$—	$38,564
June 30	79,696	851	80,547	41,212	548	41,760
September 30	47,967	1,035	49,002	42,216	887	43,103
December 31	49,924	—	49,924	50,177	720	50,897

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

For debt securities that are considered other-than-temporarily impaired (“OTTI”) and that the Company does not intend to sell and more likely than not would not be required to sell prior to recovery of the amortized cost basis, the Company recognizes OTTI losses in accordance with the provisions of the ASC Topic 325, Investments - Other. The amount of the OTTI loss is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.

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

Although no impairment losses were recognized over the value of the Company’s investment portfolio in 2010, it is possible that the Company could recognize future impairment losses on some securities it owned at December 31, 2010 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

d.  Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company has used significant estimates in determining unpaid loss and loss adjustment expense, including losses that have occurred but were not reported to us by the financial reporting date; the amount and recoverability of reinsurance recoverable balances; goodwill and other intangibles; retrospective premiums; earned but unbilled premiums; deferred policy acquisition costs; income taxes; and the valuation and other-than-temporary impairments of investment securities.

e.  Premiums Receivable

Deferred premiums receivable consist of the unbilled portion of total policy premiums. For a typical policy, the entire premium is recorded as deferred premium receivable at inception and is billed over the policy period according to the terms of the policy. Premiums receivable consist of amounts that have been billed to policyholders. The allowance for doubtful accounts, which represents the Company’s best estimate of the amount of uncollectible premium in the Company’s existing premiums receivable balance, is based on historical account write-offs and takes into consideration the current economic environment. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

g.  Property and Equipment

Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over periods ranging from approximately two to seven years, which is the shorter of their estimated useful lives or the remaining term of the respective lease. Depreciation expense totaled $1.7 million, $1.9 million and $1.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

h.  Goodwill and Other Intangible Assets

Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations and, as appropriate, the level of the Company’s own share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management and the discount rate utilized.

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

Earned premiums on retrospectively rated policies are based on the Company’s estimate of loss experience as of the measurement date. Loss experience includes known losses specifically identifiable to a retrospective policy as well as provisions for future development of known losses and for losses incurred but not yet reported. Future loss development is projected using actuarial loss development factors, assumptions and methodologies that are consistent with how the Company projects losses in general. For retrospectively rated policies, the governing contractual minimum and maximum premiums are established at policy inception and are made a part of the insurance contract. While the typical retrospectively rated policy has five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder.

The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made at final audit and applying an adjustment percentage against premiums earned for the period. Final audit adjustments may result in increasing or decreasing the estimated premium earned and billed to date. Included in deferred premiums at December 31, 2010, 2009 and 2008 and premiums earned for the years then ended were accruals for earned but unbilled premiums of ($625,000), ($132,000)and ($611,000), respectively.

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

In light of the Company’s short operating history, and uncertainties concerning the effects of legislative reform specifically as it relates to the Company’s California workers compensation class of business, actuarial techniques are applied that use the historical experience of the Company and the Company’s predecessor as well as industry information in the analysis of unpaid loss and loss adjustment expense. These techniques consider, among other factors:

•	the Company’s claims experience and that of its predecessor;

•	the industry’s claims experience;

•	historical trends in reserving patterns and loss payments;

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

k.  Reinsurance

The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with nonaffiliated reinsurers. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursements and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. The unpaid loss and loss adjustment expense subject to the adverse development cover with LMC is calculated on a quarterly basis using generally accepted actuarial methodologies for estimating unpaid loss and loss adjustment expense liabilities, including incurred loss and paid loss development methods. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. Amounts recoverable in excess of acquired reserves at September 30, 2003 are recorded gross in unpaid loss and loss adjustment expense in accordance with ASC Topic 805, Business Combinations, with a corresponding amount receivable from the seller. Amounts are shown net in the statements of operations. Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

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

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in the consolidated statements of operations. The Company files consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2007, 2008, 2009 and 2010.

m.  Earnings Per Share

The following table provides the reconciliation of weighted average common share equivalents outstanding used in calculating earnings per share for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Basic weighted average shares outstanding	20,867,720	20,702,572	20,498,305
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	—	812,581	734,457
Diluted weighted average shares outstanding	20,867,720	21,515,153	21,232,762

The effect of including shares issuable upon the exercise of outstanding stock options and the vesting of nonvested restricted stock is antidilutive for the year ended December 31, 2010. Therefore, such shares have been excluded from the calculation of diluted weighted average shares outstanding. The number of such shares excluded for the year ended December 31, 2010 was approximately 577,000.

n.  Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU) 2010-06, Improving Disclosures about Fair Value Measurements, to require additional disclosures for transfers in and out of Levels 1 and 2 and certain information regarding activity in Level 3 of the fair value hierarchy. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure, which is effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted all provisions of this standard effective January 1, 2010, which did not have a material effect on its consolidated financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, to address potential practice issues associated with ASC Topic 855, Subsequent Events.  The provisions of ASU 2010-09 are effective for reporting periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material effect on the Company’s consolidated financial condition and results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to expand existing disclosures about the credit quality of financing receivables and the allowance for credit losses as are defined in ASC Topic 310, Receivables.  The provisions of ASU 2010-20 are effective for annual or interim reporting periods beginning after December 15, 2010. The adoption of ASU 2010-20 is not expected to have a material effect on the Company’s consolidated financial condition and results of operations.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of the employee's compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs - Capitalized Advertising Costs. All other costs related to the acquisition of new or renewal insurance contracts are required to be expensed as incurred. This ASU is effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. The Company has not determined the impact that adoption of this new standard will have on its consolidated financial condition or results of operations. However, since the new standard represents a significant departure from current practice, its adoption may result in a significant reduction in the amount of acquisition costs eligible for deferral.

3.  Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment securities available for sale at December 31, 2010 and 2009 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(In thousands)
2010:
U.S. Treasury securities	$26,514	$635	$(172)	$26,977	$26,977
Government sponsored agency securities	23,159	943	(31)	24,071	24,071
Corporate securities	154,652	3,532	(1,915)	156,269	156,269
Tax-exempt municipal securities	309,935	5,555	(4,778)	310,712	310,712
Mortgage pass-through securities	73,501	2,548	(745)	75,304	75,304
Collateralized mortgage obligations	17,260	233	(28)	17,465	17,465
Asset-backed securities	60,740	1,577	(147)	62,170	62,170
Total investment securities available for sale	$665,761	$15,023	$(7,816)	$672,968	$672,968

2009:
U.S. Treasury securities	$19,212	$433	$(253)	$19,392	$19,392
Government sponsored agency securities	28,720	1,047	(145)	29,622	29,622
Corporate securities	97,135	3,117	(495)	99,757	99,757
Tax-exempt municipal securities	330,855	11,595	(815)	341,635	341,635
Mortgage pass-through securities	74,678	3,688	(72)	78,294	78,294
Collateralized mortgage obligations	15,260	104	(142)	15,222	15,222
Asset-backed securities	42,362	616	(292)	42,686	42,686
Total investment securities available for sale	$608,222	$20,600	$(2,214)	$626,608	$626,608

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present information about investment securities with unrealized losses at December 31, 2010 and 2009.

Unrealized losses at December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
	(In thousands)
US Treasuries Securities	$6,371	$(172)	$—	$—	$6,371	$(172)
Government sponsored agency securities (1)	2,083	(31)	—	—	2,083	(31)
Corporate securities	52,044	(1,915)	—	—	52,044	(1,915)
Tax-exempt municipal securities	163,019	(4,778)	—	—	163,019	(4,778)
Mortgage pass-through securities	28,213	(745)	—	—	28,213	(745)
Collateralized mortgage obligations	814	(1)	172	(27)	986	(28)
Asset-backed securities	10,764	(147)	—	—	10,764	(147)
Total	$263,308	$(7,789)	$172	$(27)	$263,480	$(7,816)
____________

(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

Unrealized losses at December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
	(In thousands)
US Treasuries Securities	$7,737	$(253)	$—	$—	$7,737	$(253)
Government sponsored agency securities (1)	8,584	(145)	—	—	8,584	(145)
Corporate securities	27,001	(495)	—	—	27,001	(495)
Tax-exempt municipal securities	39,249	(416)	9,459	(399)	48,708	(815)
Mortgage pass-through securities	5,890	(72)	—	—	5,890	(72)
Collateralized mortgage obligations	2,960	(43)	624	(99)	3,584	(142)
Asset-backed securities	11,253	(131)	3,847	(161)	15,100	(292)
Total	$102,674	$(1,555)	$13,930	$(659)	$116,604	$(2,214)
____________

(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

The $172,000 of securities with unrealized losses of 12 months or longer at December 31, 2010 in the above table consist of one security, whose amortized cost at December 31, 2010 was approximately $199,000. No security had an unrealized loss that exceeded 20% of the related security’s book value at December 31, 2010. As of December 31, 2010, all payments were current on these debt securities and the Company expects to fully recover its investment in these securities no later than their scheduled maturities. The Company has no current intent to sell these securities nor is it more likely than not that the Company would be required to sell these securities. Therefore, based on management’s review of the financial strength of these debt securities and the Company’s expectation regarding future receipt of principal and interest, management concluded these debt securities were temporarily impaired as of December 31, 2010. The Company recognized no OTTI losses in 2010 and approximately $0.3 million of OTTI losses in 2009, which were related to its investment in preferred stock issued by Fannie Mae and Freddie Mac. In 2008, the Company recognized OTTI losses of approximately $10.2 million on its investments in preferred stocks (nearly all of which were government-sponsored agency fixed and variable preferred stocks) and approximately $3.2 million on its investment in equity indexed securities exchange-traded funds.

Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. At December 31, 2010 and 2009, the Company evaluated investment securities with fair values less than amortized cost and determined that the declines in value were temporary and were related primarily to the change in market rates since purchase or to other market anomalies that are expected to correct themselves. Furthermore, the Company has the ability and intent to hold the impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of December 31, 2010 and $9.1 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of fair value by ratings on the bonds in the Company’s municipal portfolio as of December 31, 2010:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio (1) Based on
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (2)	Underlying Ratings
	(In thousands)
AAA	$4,654	$4,654	$32,107	$36,761	$36,761
AA+	19,154	16,442	52,883	72,037	69,325
AA	28,604	24,833	49,525	78,129	74,358
AA-	34,075	32,626	41,938	76,013	74,564
A+	12,132	19,960	8,535	20,667	28,495
A	5,296	4,247	17,220	22,516	21,467
A-	3,134	3,134	2,731	5,865	5,865
BBB+	—	1,153	3,339	3,339	4,492
BBB	—	—	2,767	2,767	2,767
Pre-refunded (3)	6,170	6,170	8,122	14,292	14,292
Total	$113,219	$113,219	$219,167	$332,386	$332,386
____________

(1)	Consists of $310.7 million of tax-exempt municipal bonds and $21.6 million of taxable municipal bonds.

(2)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(3)	These bonds have been pre-refunded by depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of December 31, 2010, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio:

		Insurer Ratings		Average Underlying
Bond Insurer	Fair Value	S&P	Moody’s	Bond Rating
	(Millions)
National Public Finance Guarantee Corporation	$56.4	BBB	Baa1	AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at December 31, 2010, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$15,825	$16,016
Due after one year through five years	185,648	190,837
Due after five years through ten years	271,119	271,070
Due after ten years	41,667	40,106
Securities not due at a single maturity date	151,502	154,939
Total fixed income securities	$665,761	$672,968

The consolidated amortized cost of fixed income securities available for sale deposited with various regulatory authorities was $216.7 million and $205.8 million at December 31, 2010 and 2009, respectively.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Major categories of consolidated net investment income are summarized as follows for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Fixed income securities	$24,333	$23,696	$21,921
Equity securities	—	161	384
Preferred stock	—	—	423
Cash and short-term investments	34	157	644
Total gross investment income	24,367	24,014	23,372
Less investment expenses	(901)	(882)	(767)
Net investment income	$23,466	$23,132	$22,605

Proceeds from the sales of fixed income and equity securities, related realized gains and losses and changes in unrealized gains (losses), excluding other-than-temporary impairments, were as follows:

	Proceeds	Realized Gains	Realized Losses	Change in Unrealized Gains (Losses)
	(In thousands)
Year Ended December 31, 2010:
Fixed income securities	$442,485	$16,364	$(939)	$(11,179)
Year Ended December 31, 2009:
Fixed income securities and preferred stock	95,976	737	(361)	20,480
Equity securities	10,786	—	(547)	2,477
Year Ended December 31, 2008:
Fixed income securities and preferred stock	84,009	59	(535)	(4,722)
Equity securities	—	—	—	(2,369)

The 2010 gains were realized in order to allow the Company to fully realize the approximately $15.0 million of tax capital loss carry forwards that existed at December 31, 2009.

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

•
Investment securities:  The Company measures and reports its financial assets and liabilities, including investment securities, in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” The estimated fair values for available-for-sale securities are generally based on quoted market value prices for securities traded in the public marketplace. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note 3, “Investments”.

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of December 31, 2010, the Company had no Level 3 financial assets or liabilities.

The tables below present balances of assets and liabilities measured at fair value on a recurring basis.

December 31, 2010:
	Total	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$26,977	$26,977	$—	$—
Government sponsored agency securities	24,071	—	24,071	—
Corporate securities	156,269	—	156,269	—
Tax-exempt municipal securities	310,712	—	310,712	—
Mortgage pass-through securities	75,304	—	75,304	—
Collateralized mortgage obligations	17,465	—	17,465	—
Asset-backed securities	62,170	—	62,170	—
Total	$672,968	$26,977	$645,991	$—

December 31, 2009:
	Total	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$19,392	$19,392	$—	$—
Government sponsored agency securities	29,622	—	29,622	—
Corporate securities	99,757	—	99,757	—
Tax-exempt municipal securities	341,635	—	341,635	—
Mortgage pass-through securities	78,294	—	78,294	—
Collateralized mortgage obligations	15,222	—	15,222	—
Asset-backed securities	42,686	—	42,686	—
Total	$626,608	$19,392	$607,216	$—

At December 31, 2010, there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity. As of December 31, 2010, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets. Therefore, no adjustment for market inactivity or illiquidity was necessary. There were no transfers between levels during the year ended December 31, 2010.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company obtains fair value inputs for securities in its investment portfolio from independent, nationally recognized pricing services. The Company obtains one price per instrument from these pricing services. The pricing services utilize multidimensional pricing models that vary by asset class and incorporate relevant inputs such as available trade, bid and quote market data for identical or similar instruments, model-based valuation techniques for which significant assumptions were observable and other market information to arrive at a fair value price for each security. This process takes into consideration the relevance of observable inputs based on factors such as the level of trading activity and the volume and currency of available prices and includes appropriate adjustments for nonperformance and liquidity risks. The Company did not obtain any broker quotes as part of the portfolio valuation process at December 31, 2010. When broker quotes are obtained, they are usually non-binding.

The Company also seeks input from independent portfolio managers and financial advisors engaged by the Company to assist in the management and oversight of its investment portfolio. The Company and an independent portfolio manager engaged by the Company review such amounts for reasonableness in relation to the following considerations, among others: recent trades of a particular security; the Company’s independent observations of recent developments affecting the economy in general and certain issuers in particular; and fair values from other sources, such as statements from the Company’s custodial banks. When other evidence indicates a fair value that is significantly different from that provided by an independent pricing service, the Company may challenge the fair value and request further validation and support from the independent pricing service, which may result in a revised fair value from the independent pricing service. If the Company has independent evidence indicating that a security’s fair value is significantly different from the final value provided by an independent pricing service, it may adjust the fair value accordingly. The Company did not adjust any of the values it obtained from independent pricing services and used those values in developing the fair value measurements in the Company’s consolidated financial statements as of December 31, 2010 and 2009.

The Company holds a limited amount ($10.8 million at December 31, 2010) of privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based in part on market information regarding interest rates, credit spreads and liquidity. The pricing matrix begins with current U.S. Treasury rates and uses credit spreads received from third-party sources to estimate fair value. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As some of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

The Company may be required, from time to time, to measure certain other financial assets, such as goodwill, fixed assets and other long-lived assets, at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from write-downs of individual assets. In 2010, the Company adjusted to fair value the goodwill resulting from the Acquisition of SBIC in September 2003. For further discussion of the considerations and methodology relating to the goodwill adjustment, see the related discussion at Note 17, “Intangible Assets and Goodwill”.

5.  Premiums

Direct premiums written totaled $262.0 million, $286.0 million, and $263.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Premiums receivable consisted of the following at December 31, 2010 and 2009:

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
Current:	2010	2009
	(In thousands)
Premiums receivable	$15,673	$15,057
Allowance for doubtful accounts	(650)	(580)
Premiums receivable, net of allowance	$15,023	$14,477

	December 31,
Deferred:	2010	2009
	(In thousands)
Premiums receivable	$169,128	$182,239
Allowance for doubtful accounts	(286)	—
Premiums receivable, net of allowance	$168,842	$182,239

The activity in the allowance for doubtful accounts for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

Balance at December 31, 2007	$(1,416)
Reductions credited to bad debt expense	905
Write offs charged against allowance	21
Balance at December 31, 2008	(490)
Additions charged to bad debt expense	(91)
Write offs charged against allowance	1
Balance at December 31, 2009	(580)
Additions charged to bad debt expense	(508)
Write offs charged against allowance	152
Balance at December 31, 2010	$(936)

6.  Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Computer equipment and software	$4,716	$4,456
Furniture and equipment	2,964	2,977
Leasehold improvements	3,183	3,190
Capital projects	2,372	—
	13,235	10,623
Less accumulated depreciation and amortization	(6,958)	(5,267)
Property and equipment, net	$6,277	$5,356

7.  Deferred Policy Acquisition costs

The following reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009

Beginning balance	$25,537	$23,175
Policy acquisition costs deferred	48,670	47,015
Amortization of deferred policy acquisition costs	(48,633)	(44,653)
Ending balance	$25,574	$25,537

8.  Reinsurance

a. Reinsurance Ceded

Under reinsurance treaties, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 1, 2010, the Company entered into new reinsurance treaties with nonaffiliated reinsurers wherein it retains the first $0.25 million of each loss occurrence. The next $0.25 million of losses per occurrence (excess of the first $0.25 million of losses per occurrence retained by the Company) are 100% reinsured, subject to an annual aggregate deductible. The new reinsurance program, which is effective through September 30, 2011, provides coverage up to $100.0 million per loss occurrence. The following table summarizes the new program as well as the prior reinsurance that was in place from October 1, 2009 through September 30, 2010:

2010/2011 Reinsurance Program	2009/2010 Reinsurance Program
$0.25 million SeaBright Retention	$0.5 million SeaBright Retention
$0.25 million in excess of $0.25 million for each loss occurrence. Fully reinsured, subject to an aggregate deductible limit of $5.0 million and an annual aggregate recovery limit of $30.0 million.
$0.5 million in excess of $0.5 million for each loss occurrence. 75% reinsured, subject to an annual aggregate recovery limit of $17.0 million.	$0.5 million in excess of $0.5 million for each loss occurrence. 50% reinsured, subject to an annual aggregate recovery limit of $17.0 million.
$1.0 million in excess of $1.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $10.0 million.  Includes General Liability coverage (limit $1.0 million per occurrence).

$1.0 million in excess of $1.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $10.0 million.  Includes General Liability coverage (limit $1.0 million per occurrence).

$3.0 million in excess of $2.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $12.0 million. Includes General Liability coverage (limit $2.0 million per occurrence).

$3.0 million in excess of $2.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $12.0 million. Includes General Liability coverage (limit $2.0 million per occurrence).

$5.0 million in excess of $5.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $15.0 million. Includes General Liability coverage (limit $2.0 million per occurrence).

$5.0 million in excess of $5.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $15.0 million. Includes General Liability coverage (limit $2.0 million per occurrence).

$10.0 million in excess of $10.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $20.0 million and a limit of $10.0 million maximum for any one employee in any one loss occurrence.

$10.0 million in excess of $10.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $20.0 million and a limit of $7.5 million maximum for any one employee in any one loss occurrence.

$30.0 million in excess of $20.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $60.0 million and a limit of $10.0 million maximum for any one employee in any one loss occurrence.

$30.0 million in excess of $20.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $60.0 million and a limit of $7.5 million maximum for any one employee in any one loss occurrence.

$50.0 million in excess of $50.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $100.0 million and a limit of $10.0 million maximum for any one employee in any one loss occurrence.

$35.0 million in excess of $50.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $70.0 million and a limit of $7.5 million maximum for any one employee in any one loss occurrence.

As of December 31, 2010, the Company’s current excess of loss reinsurance treaties were placed with the following reinsurers:

Reinsurer	A.M. Best Rating
Allied World Assurance Company Ltd.	“A” (Excellent)
Aspen Insurance UK Limited	“A” (Excellent)
Catlin Underwriting (US) o/b/o Lloyd’s Syndicate 2003 (SJC)	“A” (Excellent)
Hannover Rueckversicherung AG	“A” (Excellent)
Hannover Re (Bermuda) Limited	“A” (Excellent)
Lloyd’s of London (Various syndicates)	“A” (Excellent)
Alterra Insurance (Formerly Max Bermuda)	“A” (Excellent)
Safety National Casualty Corp	“A” (Excellent)
Tokio Millennium Reinsurance Limited	“A+” (Excellent)

Effective January 1, 2011, the Company renewed its quota-share reinsurance agreement with a nonaffiliated reinsurer wherein it cedes 100% of its residual market business assumed from the National Council on Compensation Insurance (the “NCCI”) for policy years 2009, 2010 and 2011.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the Acquisition, SeaBright and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $3.0 million at December 31, 2010 and 2009. Any change in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying consolidated statements of operations.

As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of the Acquisition. Thereafter, the Trust is adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $3.8 million at December 31, 2010 and 2009.

b.  Reinsurance Assumed

The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance, which operates residual market programs on behalf of some states. The states in which the Company assumed residual market business in 2010 and 2009 include the following: Alabama, Alaska, Arizona, Arkansas, Connecticut, Delaware, the District of Columbia, Georgia, Idaho, Illinois, Iowa, Kansas, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Oregon, South Carolina, South Dakota, Vermont, Virginia and West Virginia.

c.  Reinsurance Recoverables and Income Statement Effects

Balances affected by reinsurance transactions are reported gross of reinsurance in the balance sheets. Reinsurance recoverables are comprised of the following amounts at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$56,350	$34,080
Reinsurance recoverables on paid losses	396	259
Total reinsurance recoverables	$56,746	$34,339

The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to losses from reinsurer insolvencies. In the event a reinsurer is unable to meet its obligations, the Company would be liable for the losses under the agreement.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s top ten reinsurers, based on net amount recoverable, as of December 31, 2010:

Reinsurer	A.M. Best Rating		Net Amount Recoverable as of December 31, 2010
	(In thousands)
Hannover Rueckversicherung AG*	A		$27,548
Alterra Insurance (Formerly Max Bermuda)*	A		9,958
Swiss Reinsurance America Corp.	A		4,465
Catlin Underwriting (US) o/b/o Lloyd’s Syndicate 2003 (SJC)*	A		3,417
Platinum Underwriters Reinsurance, Inc.	A		2,026
Lloyds UW Syndicate 2987 BRT*	A		1,309
Allied World Assurance Company Ltd*	A		1,101
Argonaut Insurance Company	A		1,067
Partner Reinsurance Company of the US	A	+	772
Lloyds Underwriter Syndicate – 0566 QBE*	A		724
Total			$52,387
___________

*	Participant in current excess of loss reinsurance treaty program or individual risk reinsurance placements.

The Company recorded no write-offs of uncollectible reinsurance recoverables in the years ended December 31, 2010, 2009, and 2008.

The effects of reinsurance are as follows for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Reinsurance assumed:
Written premiums	$2,318	$3,978	$6,559
Earned premiums	4,276	3,625	7,169
Losses and loss adjustment expenses incurred	3,150	693	4,673
Commission expenses incurred	1,896	1,475	3,523
Reinsurance ceded:
Written premiums	$24,109	$27,234	$14,520
Earned premiums	26,983	22,685	14,447
Losses and loss adjustment expenses incurred	27,379	17,981	6,321
Commissions earned	2,590	2,589	1,591

Provisions in the lower layer treaties of the Company’s excess of loss reinsurance programs since 2005 allow the Company the ability, at its sole discretion, to commute the contracts within 24 months of expiration in return for a contingent profit commission calculated in accordance with terms specified in the contracts. In accordance with those provisions, the Company commuted the following layers in its reinsurance programs:

Reinsurance Program Period	Layers Commuted	Year Commuted	Contingent Profit Commission
			(In thousands)
October 1, 2005 to September 30, 2006.	$0.5 million xs $0.5 million $4.0 million xs $1.0 milllion $5.0 million xs $5.0 million	2008	$2,300
October 1, 2006 to September 30, 2007	$5.0 million xs $5.0 million	2009	656
October 1, 2007 to September 30, 2008	$5.0 million xs $5.0 million	2010	569

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contingent profit commissions were recorded as reductions of loss and loss adjustment expenses. As of December 31, 2010, there were no ceded losses associated with the commuted layers and it is not expected that developed losses that would otherwise be covered by reinsurance will exceed the contingent profit commission.

9.  Unpaid Loss and Loss Adjustment Expense

The following table summarizes the activity in unpaid loss and loss adjustment expense for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$351,890	$292,027	$250,085
Reinsurance recoverables	(34,080)	(18,231)	(14,034)
Net balance, beginning of year	317,810	273,796	236,051
Incurred related to:
Current year	191,034	174,566	168,559
Prior years	31,971	(1,411)	(24,978)
Total incurred	223,005	173,155	143,581
Receivable under adverse development cover	45	1,169	(1,646)
Total incurred	223,050	174,324	141,935
Paid related to:
Current year	(47,803)	(45,331)	(42,253)
Prior years	(108,443)	(83,810)	(63,583)
Total paid	(156,246)	(129,141)	(105,836)
Receivable under adverse development cover	(45)	(1,169)	1,646
Net balance, end of year	384,569	317,810	273,796
Reinsurance recoverables	56,350	34,080	18,231
Unpaid loss and loss adjustment expense	$440,919	$351,890	$292,027

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses increased by a net amount of $32.0 million in 2010. Net adverse development of prior year loss reserves totaled $33.4 million and related to the following accident years: $14.0 million in 2009, $10.3 million in 2008, $5.6 million in 2007, $2.1 million in 2006, and $1.4 million in accident years 2005 and prior. The net adverse development on loss reserves was offset by $0.8 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools, as well as a $0.6 million favorable commutation gain.

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses decreased by a net amount of $0.2 million in 2009. Net adverse development of prior year loss reserves totaled $14.4 million and related to the following accident years: $8.8 million in 2008, $5.0 million in 2007, and $0.9 million in 2006. This adverse development was offset by $0.3 million of net favorable development of loss reserves related to accident years 2005 and prior. The net adverse development on loss reserves was offset by $14.0 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools, as well as a $0.6 million favorable commutation gain. The $14.0 million related to the following accident years: $4.4 million in 2008, $3.7 million in 2007, $3.3 million in 2006, and $2.6 million in 2005 and prior.

In 2008, unpaid loss and loss adjustment expense related to prior years decreased by a net amount of $26.6 million. Favorable development of prior year loss reserves totaled $19.7 million and related to the following accident years: $11.6 million in 2007, $5.1 million in 2006, $2.4 million in 2005, and $0.6 million in 2005 and prior. Additionally, there was $6.9 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools. The $6.9 million related to the following accident years: $3.5 million in 2007, $2.3 million in 2006 and $1.1 million in 2005 and prior.

At December 31, 2010 and 2009, the Company reduced unpaid loss and loss adjustment expense by $10.2 million and $8.9 million, respectively, for anticipated salvage and subrogation recoveries.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.  Surplus Notes

On May 26, 2004, SBIC issued in a private placement $12.0 million in subordinated floating rate Surplus Notes due in 2034. The note holder is ICONS, Ltd. and Wilmington Trust Company acts as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which the Company may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. To date, there has been no Excess Interest. The interest rate at December 31, 2010 was 4.3%. Interest and principal may be paid only upon the prior approval of the Illinois Department of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Department of Insurance approval, the Company cannot pay dividends on its capital stock, is limited in its ability to redeem, purchase or acquire any of its capital stock and cannot make payments of interest or principal on any debt issued by the Company which ranks equal with or junior to the Surplus Notes. If an event of default occurs and is continuing, the principal and accrued interest can become immediately due and payable. Interest expense for the years ended December 31, 2010, 2009, and 2008 was $0.5 million, $0.6 million, and $0.9 million, respectively.

The notes are redeemable prior to 2034 by the Company, in whole or in part, on any interest payment date.

Issuance costs of $591,000 incurred in connection with the Surplus Notes are being amortized over the life of the notes using the effective interest method. Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $26,000, $29,000 and $43,000, respectively.

11.  Income Taxes

The operations of SeaBright and its subsidiaries are included in a consolidated federal income tax return.

The following is a reconciliation of the difference between the “expected” income tax computed by applying the federal statutory income tax rate of 35% to income before income taxes and the total income taxes reflected on the books for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Expected income tax expense (benefit) at statutory rates	$(2,219)	$5,805	$14,749
State income tax (benefit) expense, net of federal benefit (expense)	(23)	134	240
Tax exempt bond interest income	(3,360)	(3,446)	(3,153)
Valuation allowance on capital losses	—	—	957
Other	846	558	70
Total income tax (benefit) expense	$(4,756)	$3,051	$12,863

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for federal income tax reporting purposes. The significant components of the deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Unpaid loss and loss adjustment expenses	$20,682	$17,141
Unearned premium	9,824	11,184
Bad debt reserves	228	202
Restricted stock grants	2,722	2,559
Amortizable assets	607	168
Accrued vacation and bonus	733	532
Guaranty fund payable	281	337
Net capital loss carryover	—	5,356
Other	979	799
Total gross deferred tax assets	36,056	38,278
Deferred tax liabilities:
Prepaid expenses	(404)	(299)
Unrealized net gain on investment securities	(2,573)	(6,435)
State insurance licenses	(420)	(420)
Deferred acquisition costs	(8,951)	(8,938)
Other	(250)	(325)
Total deferred tax liabilities	(12,598)	(16,417)
Net deferred tax asset	$23,458	$21,861

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the taxes paid in prior years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historic taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.

During 2010, the Company realized net gains of approximately $15.4 million on the sale of investment securities and was thus able to fully realize in 2010 the approximately $15.0 million of capital loss carry forwards that existed at December 31, 2009.

As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits. Management does not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in the consolidated statements of operations. The Company files consolidated U.S. federal and state income tax returns. The tax years that remain subject to examination by the taxing authorities are the years ended December 31, 2007, 2008, 2009 and 2010.

12.  Statutory Net Income and Stockholders’ Equity

SBIC is required to file annually with state regulatory insurance authorities financial statements prepared on an accounting basis as prescribed or permitted by such authorities (statutory basis accounting or “SAP”). Statutory net income and capital and surplus (stockholders’ equity) differ from amounts reported in accordance with GAAP, primarily because of the following accounting treatments prescribed by SAP: policy acquisition costs are expensed when incurred; certain assets designated as “nonadmitted” for statutory purposes are charged to surplus; fixed-income securities are reported primarily at amortized cost or fair value based on their rating by the National Association of Insurance Commissioners (“NAIC”); policyholders’ dividends are expensed as declared rather than accrued as incurred; deferred income taxes are charged or credited directly to unassigned surplus; and any change in the admitted net deferred tax asset is offset to equity. Following is a summary of SBIC’s statutory net gain for the years ended December 31, 2010, 2009, and 2008 and statutory capital and surplus as of December 31, 2010, 2009 and 2008:

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2010	2009	2008
	(Unaudited)	(Audited)
	(In thousands)
Statutory net gain	$5,958	$12,565	$24,398
Statutory capital and surplus	301,333	306,911	275,702

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Illinois without prior approval of regulatory authorities is restricted if such dividend, together with other distributions during the 12 preceding months, would exceed the greater of 10% of the insurer’s statutory surplus as of the preceding December 31 or the statutorily adjusted net income for the preceding calendar year. If the limitation is exceeded, then such proposed dividend must be reported to the Illinois Department of Insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of earned surplus, exclusive of most unrealized gains. At December 31, 2010, SBIC had statutory earned surplus of $109.4 million. Consequently, SBIC would be able to pay up to $30.1 million of stockholder dividends in 2011 without the prior approval of regulators.

The State of Illinois imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified within certain levels, each of which requires specified corrective action. SBIC exceeded the minimum risk-based capital requirements at December 31, 2010 and 2009.

13.  Commitments

The Company leases certain office space for its headquarters and regional offices under agreements that are accounted for as operating leases. Lease expense totaled $3.5 million, $3.4 million and $2.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. Total rent, including the effect of rent increases and concessions, is expensed on a straight-line basis over the respective lease terms.

Future minimum payments required under the agreements are as follows:

Operating leases
(In thousands)
2011	$3,126
2012	3,010
2013	2,611
2014	2,240
2015	2,256
Thereafter	1,133
$14,376

14.  Retirement Plan

The Company maintains a defined contribution 401(k) retirement savings plan covering substantially all of its employees. In 2010, 2009 and 2008, the Company matched 100% of the first five percent of eligible compensation contributed to the plan on a pre-tax basis. Employees are 100% vested in all matching contributions when they are made. Contribution expense for the years ended December 31, 2010, 2009, and 2008 was $1.1 million, $1.1 million and $1.2 million, respectively.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.  Contingencies

a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has accrued a liability for guaranty fund and other assessments of $6.2 million at December 31, 2010 and has recorded a related asset for premium tax offset and policy surcharges of $4.2 million at that date. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position.

16.  Retrospectively Rated Contracts

On October 1, 2003, the Company began selling workers’ compensation insurance policies for which the premiums vary based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment. Accrued retrospectively rated premiums are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums and return retrospective premiums are recorded as additions to and reductions from written premium, respectively. Approximately 5.9%, 7.2% and 10.7% of the Company’s direct premiums written for the years ended December 31, 2010, 2009 and 2008, respectively, related to retrospectively rated contracts. The Company accrued $11.1 million for retrospective premiums receivable (included in deferred premiums on the balance sheet) and $22.6 million for return retrospective premiums (included in accrued expenses and other liabilities on the balance sheet) at December 31, 2010 and $11.8 million for retrospective premiums receivable and $21.5 million for return retrospective premiums at December 31, 2009.

17.  Intangible Assets and Goodwill

The unamortized balances of intangible assets, other than goodwill, consist of the following at December 31, 2010 and 2009:

	Amortization Period (years)	Gross Carrying Amount at December 31,		Accumulated Amortization at December 31,
		2010	2009	2010	2009
	(In thousands)
Intangible assets:
State insurance licenses	—	$1,200	$1,200	$—	$—
State business licenses	—	25	25	—	—
Domain name	15	10	—	1	—
Accreditations	3	30	—	10	—
Black/White Nevada Non-Compete Agreement	3	390	390	314	184
		$1,655	$1,615	$325	$184

The weighted average amortization period for all intangible assets subject to amortization is 2.7 years. Aggregate amortization expense was $141,000, $184,000 and $7,500 for the years ended December 31, 2010, 2009, and 2008, respectively.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company tests for goodwill impairment in the fourth quarter of each year. At the end of each subsequent quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis to be updated. The Company assessed the impact of the $30.5 million strengthening of the Company’s loss reserves in the second quarter of 2010, the continuing negative effect of the economic slowdown on the Company’s gross premiums written, and the observed decline in the Company’s stock price and determined that a triggering event occurred for SBIC. The fair value of the reporting unit was estimated using a discounted cash flow analysis, resulting in the Company recording a $1.5 million impairment charge against the goodwill resulting from the acquisition of SBIC in September 2003. The Company did not identify any triggering events that required the reevaluation of goodwill resulting from the acquisitions of PMCS and BWNV, nor did the Company identify any triggering events subsequent to the second quarter that required the reevaluation of goodwill from these acquisitions.

As previously discussed, the Company completed the dissolution of BWNV that was acquired by PointSure in July 2008. Concurrent with the dissolution, the BWNV operations were transferred to PointSure and BWNV’s offices became an operating location of PointSure. Because the goodwill that PointSure carries relates to the BWNV acquisition, the Company evaluated the effect of the dissolution on the carrying value of the goodwill and concluded that the dissolution has no detrimental impact on the carried goodwill. PointSure still enjoys the benefit of the systems, processes, employees, and other assets acquired in the acquisition, and BWNV is now a direct part of PointSure rather than being a wholly owned subsidiary.

The following table summarizes the amounts of goodwill related to previous acquisitions:

	SBIC	PMCS	PS	Total
	(in thousands)
Balance as of December 31, 2009:
Goodwill	$1,527	$1,355	$1,439	$4,321
Accumulated impairment losses	–	–	–	–
	1,527	1,355	1,439	4,321
Goodwill acquired during the year	–	–	–	–
Impairment losses	(1,527)	–	–	(1,527)
Balance as of December 31, 2010:
Goodwill	1,527	1,355	1,439	4,321
Accumulated impairment losses	(1,527)	–	–	(1,527)
	$–	$1,355	$1,439	$2,794

If current difficult market conditions persist during 2011 or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, subsequent reviews of goodwill could result in an impairment of goodwill during 2011 or later.

18.  Share-Based Payment Arrangements

At December 31, 2010, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004. In April 2007, the Board of Directors further amended the 2003 Plan and amended the 2005 Plan and in May 2010, the Board of Directors further amended the 2005 Plan. The current amended and restated 2005 Plan was approved by shareholders on May 18, 2010.

The Board of Directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Board of Directors. At December 31, 2010, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 481,946 shares had been granted, and 3,065,041 shares for issuance under the 2005 Plan, of which 2,587,138 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

The 2005 Plan provides for the grant of incentive or non-qualified stock options, restricted stock, restricted stock units, deferred stock units, performance awards, or any combination of the foregoing. The Board of Directors has the authority to determine all matters relating to awards granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and the vesting period, if any. Options to purchase the Company’s common stock are granted at prices at or above the fair value of the common stock on the date of grant, generally vest 25% per year on each of the first four anniversaries of the vesting start date, and expire 10 years from the date of grant. Options granted to non-employee directors generally vest 25% on the first anniversary of the grant date and the remaining 75% in equal monthly installments over the following 36 months. Nonvested stock issued to employees and directors generally vests on the third anniversary of the grant date, assuming the holder is still employed by or providing service to the Company and satisfies all other conditions of the grant. Generally, stock options granted to employees are incentive stock options, while options granted to non-employee directors are non-qualified stock options.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has only issued new shares of common stock upon exercise of stock options or award of nonvested shares.

Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 is shown in the following table. No stock-based compensation cost was capitalized during years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$4,532	$4,117	$4,720
Stock options	892	686	988
Total	$5,424	$4,803	$5,708
Total related tax benefit	$262	$377	$1,122

a.  Stock Options

The fair values of stock options granted during the years ended December 31, 2010, 2009 and 2008 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected term (years)	6.3	6.3	6.3
Expected stock price volatility	40.7%	34.0%	29.5%
Risk-free interest rate	1.54%	2.31%	3.02%
Expected dividend yield	2.25%	—	—
Estimated fair value per option	$3.57	$3.73	$5.15

The expected term of options was determined using the “simplified method,” which averages an award’s weighted average vesting period. The expected stock price volatility in the above years was based on the Company’s historical stock price volatility since the public offering of its common stock in January 2005. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted over the requisite service period to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes stock option activity for the years ended December 31, 2010 and 2009:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2008	1,053,877	$11.55	7.1	$204
Granted	216,202	9.86	—	—
Forfeited	(28,043)	13.86	—	—
Exercised	(7,250)	6.54	—	—
Cancelled	(9,126)	16.91	—	—
Outstanding at December 31, 2009	1,225,660	11.19	6.2	368
Granted	175,113	10.88	—	—
Forfeited	(20,078)	13.06	—	—
Exercised	(4,000)	6.54	—	—
Cancelled	(22,253)	13.69	—	—
Outstanding at December 31, 2010	1,354,442	11.09	5.7	1,002

Exercisable at December, 2010	946,232	10.82	4.5	984
Exercisable at December, 2009	804,325	10.30	5.0	960

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $9.22 and $11.49 at December 31, 2010 and 2009, respectively. As of December 31, 2010, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 2.39 years. Proceeds from the exercise of stock options totaled approximately $26,000 in 2010 and approximately $47,000 in 2009. The total intrinsic value of stock options exercised was approximately $17,260 in 2010 and approximately $27,580 in 2009.

As of December 31, 2010, there were 477,903 shares of common stock available for issuance of future share-based awards. In accordance with the provisions of the 2005 Plan, the number of shares authorized for issuance under the 2005 Plan was automatically increased by 440,509 shares on January 1, 2011, resulting in 918,412 shares available for issuance as of that date. The following table presents additional information regarding options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$6.54 - 9.90	489,250	4.3	$7.24	411,247	$6.85
10.11-12.54	484,851	6.6	10.73	255,750	10.61
13.93-15.96	175,516	7.1	14.69	101,448	14.79
17.16-18.68	204,825	5.8	18.07	177,787	18.03
	1,354,442	5.7	11.09	946,232	10.82

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

b.  Restricted Stock

The following table summarizes restricted stock activity for the years ended December 31, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	799,722	$16.11
Granted	372,315	10.30
Vested	(183,625)	17.53
Forfeited	(52,392)	11.41
Outstanding at December 31, 2009	936,020	13.78
Granted	428,770	10.91
Vested	(231,165)	17.90
Forfeited	(28,500)	12.44
Outstanding at December 31, 2010	1,105,125	11.84

As of December 31, 2010, there was $5.2 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 1.81 years.

19.  Quarterly Financial Information (unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2010, 2009 and 2008.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except earnings per share)
2010:
Premiums earned	$60,630	$65,621	$65,108	$62,967
Loss and loss adjustment expenses	43,577	80,547	49,002	49,924
Underwriting, acquisition and insurance expenses	18,757	17,059	17,640	18,789
Net income (loss)	7,587	(15,530)	5,428	932
Diluted earnings (loss) per share	$0.35	$(0.74)	$0.25	$0.04
2009:
Premiums earned	$58,004	$60,029	$64,427	$61,967
Loss and loss adjustment expenses	38,564	41,760	43,103	50,897
Underwriting, acquisition and insurance expenses	19,794	16,090	18,155	19,005
Net income (loss)	3,988	4,302	6,665	(1,420)
Diluted earnings (loss) per share	$0.19	$0.20	$0.31	$(0.07)
2008:
Premiums earned	$56,722	$55,685	$68,687	$67,550
Loss and loss adjustment expenses	30,409	32,156	39,154	40,216
Underwriting, acquisition and insurance expenses	15,646	17,678	17,350	20,495
Net income	10,852	6,432	1,781	10,213
Diluted earnings per share	$0.52	$0.30	$0.08	$0.48

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

Management’s Report on Internal Control Over Financial Reporting

The management of SeaBright Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the design and operating effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued their report regarding the audit of the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included in this Item 9A.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting during our fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Holdings, Inc.:

We have audited SeaBright Holdings, Inc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SeaBright Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaBright Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
March 14, 2011

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance”, “Executive Officers and Key Employees” and “Common Stock Ownership” contained in our proxy statement for the 2011 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Director Compensation” contained in our proxy statement for the 2011 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the sections captioned “Common Stock Ownership” and “Executive Compensation” contained in our proxy statement for the 2011 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” contained in our proxy statement for the 2011 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the sections captioned “Principal Accounting Fees and Services” contained in our proxy statement for the 2011 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following documents are being filed as part of this annual report.

(a) (1) Financial Statements. The following financial statements and notes are filed under Part II, Item 8 of this annual report.

(2) Financial Statement Schedules.

SeaBright Holdings, Inc.

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

SEABRIGHT HOLDINGS, INC.

By:	/s/ John G. Pasqualetto
John G. Pasqualetto, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 14, 2011.

Title
/s/ John G. Pasqualetto	Chairman, President and Chief Executive Officer
John G. Pasqualetto	(Principal Executive Officer)

/s/ Scott H. Maw	Senior Vice President and Chief Financial Officer
Scott H. Maw	and Assistant Secretary (Principal Financial Officer)

/s/ M. Philip Romney	Vice President — Finance and
M. Philip Romney	Assistant Secretary (Principal Accounting Officer)

/s/ Joseph A. Edwards	Director
Joseph A. Edwards

/s/ William M. Feldman	Director
William M. Feldman

/s/ Mural R. Josephson	Director
Mural R. Josephson

/s/ George M. Morvis	Director
George M. Morvis

/s/ Michael D. Rice	Director
Michael D. Rice

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SeaBright Holdings, Inc.:

Under date of March 14, 2011, we reported on the consolidated balance sheets of SeaBright Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, which report is included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in this annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Seattle, Washington
March 14, 2011

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SEABRIGHT HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share information)
ASSETS
Cash and cash equivalents	$10,827	$9,116
Federal income tax recoverable	11,479	4,441
Other assets	7,885	9,092
Investment in subsidiaries	329,753	338,813
Total assets	$359,944	$361,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses and other liabilities	$8,927	$1,989
Total liabilities	8,927	1,989

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 authorized; issued and outstanding — 22,025,450 shares at December 31, 2010 and 21,675,786 shares at December 31, 2009	220	217
Paid-in capital	209,941	205,079
Accumulated other comprehensive income	5,591	12,927
Retained earnings	135,265	141,250
Total stockholders’ equity	351,017	359,473
Total liabilities and stockholders’ equity	$359,944	$361,462

See report of independent registered public accounting firm.

SEABRIGHT HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and earnings per share information)
Revenue:
Income from subsidiaries	$4,033	$17,451	$33,341
Net investment income	150	205	330
	4,183	17,656	33,671
Losses and expenses	7,657	5,594	6,329
Income (loss) before income taxes	(3,474)	12,062	27,342
Income tax benefit:
Current	(1,192)	(1,173)	(887)
Deferred	(699)	(300)	(1,049)
	(1,891)	(1,473)	(1,936)
Net income (loss)	$(1,583)	$13,535	$29,278

Basic earnings per share	$(0.08)	$0.65	$1.43
Diluted earnings per share	$(0.08)	$0.63	$1.38

Weighted average basic shares outstanding	20,867,720	20,702,572	20,498,305
Weighted average diluted shares outstanding	20,867,720	21,515,153	21,232,762

See report of independent registered public accounting firm.

SEABRIGHT HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Outstanding Common Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2007	20,831	$208	$194,023	$1,638	$98,437	$294,306
Net income	—	—	—	—	29,278	29,278
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $4,792	—	—	—	9,089	—	9,089
Increase in unrealized loss on investment securities available for sale, net of tax benefit of $6,236	—	—	—	(14,736)	—	(14,736)
Comprehensive income	—	—	—	—	—	23,631
Stock based compensation, net of taxesof $78	—	—	5,630	—	—	5,630
Restricted stock grants	428	4	—	—	—	4
Exercise of stock options, including tax benefit of $148	134	2	1,240	—	—	1,242
Balance at December 31, 2008	21,393	214	200,893	(4,009)	127,715	324,813
Net income	—	—	—	—	13,535	13,535
Other comprehensive income:
Reclassification adjustment for realized losses recorded into income, net of tax of $150	—	—	—	279	—	279
Increase in unrealized loss on investment securities available for sale, net of tax benefit of $7,885	—	—	—	14,642	—	14,642
Comprehensive income	—	—	—	—	—	28,456
Stock based compensation, net of taxes $192	—	—	4,611	—	—	4,611
Restricted stock grants	320	4	—	—	—	4
Exercise of stock options, including tax benefit of $0	7		47	—	—	47
Tax effect of change in deferred tax asset valuation allowance recorded in comprehensive income	—	—	—	2,015	—	2,015
Surrender of stock in connection with restricted stock vesting	(44)	(1)	(472)	—	—	(473)
Balance at December 31, 2009	21,676	217	205,079	12,927	141,250	359,473
Net loss	—	—	—		(1,583)	(1,583)
Reclassification adjustment for realized losses (gains) recorded into income, net of tax of $5,399	—	—	—	(10,026)	—	(10,026)
Increase in unrealized loss on investment securities available for sale, net of tax benefit of $1,537	—	—	—	2,690	—	2,690
Comprehensive loss	—	—	—	—	—	(8,919)
Dividends declared	—	—	—	—	(4,402)	(4,402)
Stock based compensation	—	—	5,424	—	—	5,424
Restricted stock grants	400	3	—	—	—	3
Exercise of stock options	4	—	26	—	—	26
Surrender of stock in connection with restricted stock vesting	(55)	—	(588)	—	—	(588)
Balance at December 31, 2010	22,025	$220	$209,941	$5,591	$135,265	$351,017

See report of independent registered public accounting firm.

SEABRIGHT HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,583)	$13,535	$29,278
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Equity in earnings of subsidiaries	(4,033)	(17,451)	(33,341)
Benefit for deferred income taxes	(699)	(300)	(1,049)
Amortization of intangible assets	1	—	10
Compensation cost on stock options	892	686	988
Compensation cost for restricted shares of common stock	4,532	4,117	4,720
Goodwill impairment	1,527	—	—
Changes in certain assets and liabilities:
Receivable from subsidiaries	389	1	2,118
Federal income tax recoverable	(7,037)	(2,962)	(4,122)
Other assets	(10)	8	53
Accrued expenses and other liabilities	5,832	1,771	167
Net cash used in operating activities	(189)	(595)	(1,178)

Cash flows from investing activities, net of effects of acquisition:
Issuance of intercompany promissory note	—	—	(1,700)
Dividends from subsidiaries	5,758	—	—
Net cash provided by (used in) investing activities	5,758	—	(1,700)

Cash flows from financing activities:
Proceeds from exercise of stock options	26	47	1,094
Deferred tax benefit from disqualifying dispositions	—	—	148
Surrender of stock in connection with restricted stock vesting	(588)	(473)	—
Stockholder dividends paid	(3,300)	—	—
Grant of restricted stock	4	4	4
Net cash provided by (used in) financing activities	(3,858)	(422)	1,246
Net increase (decrease) in cash and cash equivalents	1,711	(1,017)	(1,632)
Cash and cash equivalents at beginning of period	9,116	10,133	11,765
Cash and cash equivalents at end of period	$10,827	$9,116	$10,133

See report of independent registered public accounting firm.

SCHEDULE IV — REINSURANCE

SEABRIGHT HOLDINGS, INC.

	Direct	Ceded to Other Companies	Assumed from Other Companies	Net	Percent of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2010:
Premiums Earned	$277,033	$26,983	$4,276	$254,326	1.7. %
Year ended December 31, 2009:
Premiums Earned	263,486	22,685	3,626	244,427	1.5%
Year ended December 31, 2008:
Premiums Earned	255,949	14,474	7,169	248,644	2.9%

See report of independent registered public accounting firm.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

SEABRIGHT HOLDINGS, INC.

						Loss and Loss
		Unpaid				Adjustment		Amortization
	Deferred	Loss and				Expenses Incurred		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net	Related to		Policy	And Loss	Gross
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium(1)	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)
Year ended December 31, 2010	$25,574	$440,919	$151,498	$254,326	$23,466	$191,034	$32,016	$48,633	$156,246	$264,323
Year ended December 31, 2009	25,537	351,890	169,006	244,427	23,132	174,566	(242)	44,653	129,141	290,002
Year ended December 31, 2008	23,175	292,027	154,312	248,644	22,605	168,559	(26,624)	43,631	105,836	270,344
____________

(1)	Net unearned premium represents unearned premiums minus prepaid reinsurance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Form S-8 Registration Statement (File No. 333-123319), filed March 15, 2005)

3.2	Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34204), filed May 24, 2010)
3.3	Amended and Restated By-laws of SeaBright Insurance Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34204), filed December 30, 2010)
4.1	Specimen Common Stock Certificate (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)
4.2
Indenture dated as of May 26, 2004 by and between SeaBright Insurance Company and Wilmington Trust Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.1†
Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)

10.2†
Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard J. Gergasko (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.3†
Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Joseph S. De Vita (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.4†
Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Richard W. Seelinger (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.5†
Employment Agreement, dated as of September 30, 2003, by and between SeaBright Insurance Company and Jeffrey C. Wanamaker (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.6†
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

10.18†
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

10.27†	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
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

10.32†
Form of Stock Option Award Agreement for awards granted under 2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)

10.33†
Form of Restricted Stock Grant Agreement for grants to directors under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 28, 2005)

10.34†	SeaBright Insurance Holdings, Inc. Bonus Plan 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51124), filed March 17, 2008)
10.35†
Form of Restricted Stock Grant Agreement for grants to officers under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51124), filed March 29, 2006)

10.36†
Employment Agreement, dated as of August 15, 2006, by and between SeaBright Insurance Company and Marc B. Miller, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed August 17, 2006)

10.37†	Second Amended and Restated 2003 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed April 3, 2007)
10.38†	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed May 24, 2010)
10.39†	SeaBright Insurance Holdings, Inc. Bonus Plan 2008 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed February 26, 2008)
10.40†	Form of Bonus Exhibit under SeaBright Insurance Holdings, Inc. Bonus Plan 2008 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed April 2, 2008)
10.41†	Employment Offer Letter to Mr. Robert P. Cuthbert, dated August 13, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed October 17, 2008)
10.42†	SeaBright Insurance Holdings, Inc. 2009 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34204), filed April 2, 2009)
10.43†	Release and Settlement Agreement (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-34204), filed June 30, 2009)
10.44†	Employment Agreement with M. Philip Romney, dated November 3, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed November 6, 2009)
10.45†	Revised Offer Letter to Mr. Scott H. Maw (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed February 9, 2010)
10.46†	SeaBright Holdings, Inc. 2010 Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed May 24, 2010)
10.47†
Amended Employment Agreement with Scott H. Maw, dated February 3, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed February 9, 2011)

21.1*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1*	Section 1350 Certification (Chief Executive Officer)
32.2*	Section 1350 Certification (Chief Financial Officer)
____________

*	Filed herewith.

†	Indicates a management contract, compensatory plan, contract or arrangement required to be filed pursuant to Item 601 of Regulation S-K.