Form 10-Q
period 2011-03-31
SeaBright Holdings, Inc.
filed 2011-05-06
CIK 1267201

UNITED STATES SECURITIES AND
 EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)
[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2011
or

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]    Accelerated filer [X]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Shares outstanding as of May 5, 2011
Common Stock, $0.01 Par Value	22,377,714

SeaBright Holdings, Inc.

Index

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(in thousands, except share and per share amounts)

ASSETS

Fixed income securities available for sale, at fair value (amortized cost $661,385 in 2011 and $665,761 in 2010)	$666,976	$672,968
Cash and cash equivalents	24,198	15,958
Premiums receivable, net	14,815	15,023
Deferred premiums, net	171,203	168,842
Reinsurance recoverables	64,073	56,746
Federal income tax recoverable	7,283	11,749
Deferred income taxes, net	24,268	23,458
Deferred policy acquisition costs, net	26,985	25,574
Goodwill	2,794	2,794
Other assets	30,980	33,450
Total assets	$1,033,575	$1,026,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$446,977	$440,919
Unearned premiums	158,769	155,786
Reinsurance funds withheld and balances payable	6,528	6,739
Premiums payable	7,946	8,645
Accrued expenses and other liabilities	51,509	51,456
Surplus notes	12,000	12,000
Total liabilities	683,729	675,545

Contingencies (Note 7)

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 22,289,344 shares at March 31, 2011 and 22,025,450 shares at December 31, 2010	223	220
Paid-in capital	210,661	209,941
Accumulated other comprehensive income	4,551	5,591
Retained earnings	134,411	135,265
Total stockholders’ equity	349,846	351,017
Total liabilities and stockholders’ equity	$1,033,575	$1,026,562

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except share and earnings per share information)

Revenue:
Premiums earned	$56,730	$60,630
Claims service income	243	213
Other service income	90	33
Net investment income	5,375	6,079
Net realized gains	298	6,532
Other income	1,064	1,205
	63,800	74,692
Losses and expenses:
Loss and loss adjustment expenses	43,266	43,577
Underwriting, acquisition and insurance expenses	18,414	18,757
Interest expense	130	128
Other expenses	1,970	2,037
	63,780	64,499
Income before taxes	20	10,193

Income tax expense (benefit)	(228)	2,606
Net income	$248	$7,587

Basic earnings per share	$0.01	$0.37
Diluted earnings per share	$0.01	$0.35

Dividends declared per share	$0.05	$0.05

Weighted average basic shares outstanding	20,950,808	20,745,761
Weighted average diluted shares outstanding	21,740,586	21,605,704

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Cash flows from operating activities:
Net income	$248	$7,587
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	12,017	10,810
Policy acquisition costs deferred	(13,428)	(12,786)
Depreciation and amortization	2,145	1,479
Compensation cost on restricted shares of common stock	1,368	1,109
Compensation cost on stock options	183	196
Net realized gain on investments	(298)	(6,532)
Deferred income tax (benefit) expense	(233)	1,649
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	6,058	10,443
Income taxes payable	4,467	1,006
Reinsurance recoverables, net of reinsurance withheld	(8,213)	(2,000)
Unearned premiums, net of deferred premiums and premiums receivable	830	(914)
Other assets and other liabilities	2,432	6,139
Net cash provided by operating activities	7,576	18,186

Cash flows from investing activities:
Purchases of investments	(45,936)	(120,512)
Sales of investments	36,893	116,113
Maturities and redemption of investments	12,005	11,053
Purchases of property and equipment	(367)	(44)
Net cash provided by investing activities	2,595	6,610

Cash flows from financing activities:
Proceeds from grant of restricted shares of common stock	–	3
Stockholder dividends paid	(1,101)	–
Surrender of stock in connection with restricted stock vesting	(830)	(526)
Net cash used in financing activities	(1,931)	(523)

Net increase in cash and cash equivalents	8,240	24,273
Cash and cash equivalents at beginning of period	15,958	12,896
Cash and cash equivalents at end of period	$24,198	$37,169

Supplemental disclosures:
Interest paid on surplus notes	$131	$131
Accrued expenses for purchases of investments	–	19,835
Receivable from sale of investments	–	(6,119)
Federal income taxes recovered	(4,470)	–

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaBright Holdings, Inc. (“SeaBright”) and its wholly owned subsidiaries, SeaBright Insurance Company (“SBIC”), PointSure Insurance Services, Inc. (“PointSure”), and Paladin Managed Care Services (“PMCS”) (collectively, the “Company,” “we” or “us”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2011.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

           b.  Earnings Per Share

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Basic weighted average shares outstanding	20,951	20,746
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	790	860
Diluted weighted average shares outstanding	21,741	21,606

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

           c.  Dividends

On March 8, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share. The dividend was paid on April 15, 2011 to stockholders of record on April 1, 2011. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of its Board of Directors and will be dependent on the Company’s earnings; financial condition; operating results; capital requirements; any contractual, regulatory or other restrictions on the payment of dividends by the Company’s subsidiaries; and other factors that the Company’s Board of Directors deems relevant.

d.  Comprehensive Income (loss)

The following table summarizes the Company’s comprehensive income (loss) for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income	$248	$7,587
Reclassification adjustment for net realized gains recorded into income	(298)	(6,532)
Tax expense related to reclassification adjustment for gains	106	2,286
Change in net unrealized gains on investment securities available for sale	(1,320)	1,518
Tax benefit (expense) related to change in net unrealized gains	472	(532)
Total comprehensive income (loss)	$(792)	$4,327

e.  Other Significant Accounting Policies

For a more complete discussion of the Company’s significant accounting policies, please see Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2010 in Part II, Item 8 of the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 14, 2011.

3.	Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2011:
U.S. Treasury securities	$26,002	$493	$(224)	$26,271
Government sponsored agency securities	20,722	785	(31)	21,476
Corporate securities	162,398	2,886	(1,925)	163,359
Tax-exempt municipal securities	292,384	5,206	(4,193)	293,397
Mortgage pass-through securities	71,053	2,326	(924)	72,455
Collateralized mortgage obligations	15,834	205	(34)	16,005
Asset-backed securities	72,992	1,226	(205)	74,013
Total investment securities available for sale	$661,385	$13,127	$(7,536)	$666,976

December 31, 2010:
U.S. Treasury securities	$26,514	$635	$(172)	$26,977
Government sponsored agency securities	23,159	943	(31)	24,071
Corporate securities	154,652	3,532	(1,915)	156,269
Tax-exempt municipal securities	309,935	5,555	(4,778)	310,712
Mortgage pass-through securities	73,501	2,548	(745)	75,304
Collateralized mortgage obligations	17,260	233	(28)	17,465
Asset-backed securities	60,740	1,577	(147)	62,170
Total investment securities available for sale	$665,761	$15,023	$(7,816)	$672,968

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to:  the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions.  The Company has the ability and intent to hold impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. For the three months ended March 31, 2011, the Company recognized no other-than-temporary impairment losses related to investments in debt securities.

 The following table presents information about investment securities with unrealized losses at March 31, 2011:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
U.S. Treasury securities	$8,323	$(224)	$–	$–	$8,323	$(224)
Government sponsored agency securities (1)	2,076	(31)	–	–	2,076	(31)
Corporate securities	60,627	(1,925)	–	–	60,627	(1,925)
Tax-exempt municipal securities	147,565	(4,193)	–	–	147,565	(4,193)
Mortgage pass-through securities (2)	28,961	(924)	–	–	28,961	(924)
Collateralized mortgage obligations	336	–	159	(34)	495	(34)
Asset-backed securities	18,423	(205)	–	–	18,423	(205)
Total	$266,311	$(7,502)	$159	$(34)	$266,470	$(7,536)
_____________
(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.
(2)	Includes adjustable rate mortgage securities.

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of March 31, 2011 and approximately $10.5 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of ratings on the bonds in the Company’s municipal portfolio as of March 31, 2011:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (1)	Underlying Ratings
	(in thousands)
AAA	$4,625	$4,625	$31,568	$36,193	$36,193
AA+	17,062	15,426	52,959	70,021	68,385
AA	23,785	21,576	45,220	69,005	66,796
AA-	28,389	23,884	40,590	68,979	64,474
A+	10,737	17,937	9,655	20,392	27,592
A	4,222	4,222	19,082	23,304	23,304
A-	1,055	1,055	2,715	3,770	3,770
BBB+	-	1,150	3,313	3,313	4,463
BBB	-	-	2,829	2,829	2,829
Pre-refunded (2)	6,130	6,130	8,080	14,210	14,210
Total	$96,005	$96,005	$216,011	$312,016	$312,016
__________
(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.
(2)	These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2011, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio:

		Insurer Ratings		Average Underlying
Bond Insurer	Fair Value	S&P	Moody’s	Bond Rating
	(Millions)
National Public Finance Guarantee Corporation	$47.4	BBB	Baa1	AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at March 31, 2011, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Estimated
	Amortized Cost	Fair Value
Maturity	(in thousands)
Due in one year or less	$24,136	$24,461
Due after one year through five years	191,256	196,029
Due after five years through ten years	247,475	246,791
Due after ten years	38,639	37,222
Securities not due at a single maturity date	159,879	162,473
Total fixed income securities	$661,385	$666,976

The consolidated amortized cost of investment securities available for sale deposited with various regulatory authorities at March 31, 2011 was $217.7 million.

4.	Premiums

Direct premiums written totaled $68.3 million and $74.6 million for the three month periods ended March 31, 2011 and 2010, respectively.

Premiums receivable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Current:	(in thousands)
Premiums receivable	$15,619	$15,673
Allowance for doubtful accounts	(804))	(650)
Premiums receivable, net	$14,815	$15,023

	March 31, 2011	December 31, 2010
Deferred:	(in thousands)
Premiums receivable	$171,476	$169,128
Allowance for doubtful accounts	(273))	(286)
Premiums receivable, net	$171,203	$168,842

5.       Reinsurance

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders. On October 1, 2010, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $0.25 million of each loss occurrence. The next $0.25 million of losses per occurrence (excess of the first $0.25 million of losses per occurrence retained by the Company) are 100% reinsured, subject to an annual aggregate deductible. This reinsurance program, which expires on September 30, 2011, provides loss coverage up to $100.0 million per loss occurrence, subject to various additional limitations and exclusions as more fully described in the treaties. The Company had different reinsurance programs in place in prior years, as set forth in Note 8 to the Company’s consolidated financial statements as of and for the year ended December 31, 2010 in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2011.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$440,919	$351,890
Reinsurance recoverables	(56,350)	(34,080)
Net balance, beginning of period	384,569	317,810
Incurred related to:
Current period	42,031	43,702
Prior periods	1,235	(125)
Total incurred	43,266	43,577
Paid related to:
Current period	(4,077)	(5,823)
Prior periods	(40,345)	(30,082)
Total paid	(44,422)	(35,905)
Net balance, end of period	383,413	325,482
Reinsurance recoverables	63,564	36,853
Unpaid loss and loss adjustment expense	$446,977	$362,335

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses increased by a net amount of $1.2 million in the three months ended March 31, 2011. Adverse development of prior year direct loss reserves totaled $2.0 million and related to accident year 2010. This adverse development was offset by $0.8 million of net favorable development of other amounts such as unallocated loss adjustment expense (“ULAE”), loss based assessments and losses assumed from NCCI pools.

7.       Contingencies

a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. SBIC has accrued a liability for guaranty fund and other assessments of $6.3 million at March 31, 2011 and has recorded a related asset for premium tax offset and policy surcharges of $1.8 million at that date. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid.  Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.        Share-Based Payment Arrangements

At March 31, 2011, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007 and May 2010.

At March 31, 2011, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 479,946 shares had been granted, and 3,505,550 shares for issuance under the 2005 Plan, of which 2,946,565 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

a.  Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2011:

			Weighted
		Weighted	Average Re-	Aggregate
	Shares	Average Exer-	maining Con-	Intrinsic
	Subject to	cise Price	tractual Life	Value
	Options	per Share	(years)	(in thousands)
Outstanding at December 31, 2010	1,354,442	$11.09	5.7	$1,002
Granted	98,483	9.94	-	-
Forfeited	(850)	12.75	-	-
Exercised	-	-	-	-
Cancelled	(2,100)	13.49	-	-
Outstanding at March 31, 2011	1,449,975	11.01	5.8	1,502

Exercisable at March 31, 2011	1,029,886	11.02	4.6	1,403

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $10.25 on March 31, 2011.  There were no proceeds from or exercises of stock options during the quarter ended March 31, 2011.

b. Restricted Stock

The following table summarizes restricted stock activity for the three months ended March 31, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2010	1,105,125	$11.84
Granted	345,650	9.94
Vested	(304,074)	13.97
Forfeited	-	-
Outstanding at March 31, 2011	1,146,701	10.70

As of March 31, 2011, there was $7.3 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c. Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 is shown in the following table. No compensation cost was capitalized during the periods shown.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$1,368	$1,109
Stock options	183	196
Total	$1,551	$1,305

Total related tax benefit	$499	$406

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

•
Investment securities:   The Company measures and reports its financial assets and liabilities, including investment securities, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”.  The estimated fair values for available-for-sale securities are generally based on quoted market prices for securities traded in the public marketplace. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note 3.

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

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 consists of U.S. Treasury securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.  As of March 31, 2011, the Company had no Level 3 financial assets or liabilities.

The tables below present the March 31, 2011 and December 31, 2010 balances of assets and liabilities measured at fair value on a recurring basis.

March 31, 2011:
	Total	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$26,271	$26,271	$—	$—
Government sponsored agency securities	21,476	—	21,476	—
Corporate securities	163,359	—	163,359	—
Tax-exempt municipal securities	293,397	—	293,397	—
Mortgage pass-through securities	72,455	—	72,455	—
Collateralized mortgage obligations	16,005	—	16,005	—
Asset-backed securities	74,013	—	74,013	—
Total	$666,976	$26,271	$640,705	$—

December 31, 2010:
	Total	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$26,977	$26,977	$—	$—
Government sponsored agency securities	24,071	—	24,071	—
Corporate securities	156,269	—	156,269	—
Tax-exempt municipal securities	310,712	—	310,712	—
Mortgage pass-through securities	75,304	—	75,304	—
Collateralized mortgage obligations	17,465	—	17,465	—
Asset-backed securities	62,170	—	62,170	—
Total	$672,968	$26,977	$645,991	$—

At March 31, 2011 there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis.  Inactive markets are those in which there are few transactions for the asset, prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly.  When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity.  As of March 31, 2011, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets.  Therefore, no adjustment for market inactivity or illiquidity was necessary.  There were no transfers between levels during the three months ended March 31, 2011.

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

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company holds a limited amount ($12.0 million at March 31, 2011) of privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based in part on market information regarding interest rates, credit spreads and liquidity. The pricing matrix begins with current U.S. Treasury rates and uses credit spreads received from third-party sources to estimate fair value. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As some of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this quarterly report. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011.

The discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

Additional information concerning these and other factors is contained in our SEC filings, including, but not limited to, our 2010 Annual Report on Form 10-K.

Overview

We are a specialty provider of multi-jurisdictional workers’ compensation insurance and, on a limited basis, commercial general liability insurance. We are domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. We are licensed in 49 states, the District of Columbia and Guam, to write workers’ compensation and other lines of insurance. Traditional underwriters of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. Our workers’ compensation policies are issued to employers who also pay the premiums.

Our operations and financial performance have been impacted by changes in the U.S. economy.  The significant downturn in the U.S. economy from 2008 through 2010 led to lower reported payrolls, which has had a negative impact on our gross premiums written.  When our customers reduce their workforce levels, the level of workers' compensation insurance coverage they require, and, as a result the premiums that we charge, are reduced, and if our customers cease operations, they may cancel or choose not to renew their policies.  The economic downturn and high levels of unemployment have the effect of increasing claims and claim severity and duration, which drives up our medical, indemnity and litigation costs.  The economic downturn has also diminished opportunities for injured workers to return to transitional, modified duty positions during their recoveries, which has lengthened the periods of their recoveries and increased our medical, indemnity and litigation costs, particularly in California.  The longer a claim remains open, the more exposed we become to the effects of medical cost inflation.  All of these factors have had, and could continue to have, a significant negative impact on our claims costs.

Index

If we fail to accurately assess our future claims costs, our loss reserves may be inadequate to cover our actual losses.  As discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations  –  Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in our 2010 Annual Report on Form 10-K, there are many variables that can impact the adequacy of our loss and loss adjustment expense liabilities and we continually refine our loss reserve estimates.  In response to the factors described in the preceding paragraph, we strengthened our loss reserves for prior accident years by $32.0 million in 2010 and $1.2 million in the first quarter of 2011.  We may ultimately conclude that our current estimate of loss reserves is inadequate, if the negative claim trends experienced over the last two years described above continue or worsen.

It is uncertain if economic conditions will deteriorate further, or when economic conditions will show significant improvement.  If the recovery from the recent economic recession continues to be slow, or the recovery fails to positively impact employment levels, or if we experience another recession, it could further reduce payrolls and increase our claims costs, which could have a significant negative impact on our business, financial condition or results of operations.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Gross Premiums Written.  Gross premiums written consists of direct premiums written and premiums assumed from the National Council on Compensation Insurance (“NCCI”) residual market pools.  The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended March 31, 2011 totaled $69.5 million, a decrease of $6.5 million, or 8.6%, from $76.0 million of gross premiums written in the same period of 2010.  Much of the decrease in gross premiums written resulted from payroll declines from our “core” product lines, which have been affected by the economic recession and its negative impact on the construction industry.  Our core product lines contributed $44.1 million or 63.5% of the total gross premiums for the three months ended March 31, 2011 compared to $54.4 million or 71.6% in the same period of 2010. The decrease in our core product lines was partially offset by a net $5.9 million increase in our “Program Business”, which contributed $25.0 million of gross premiums written for the quarter ended March 31, 2011. Our Program Business includes alternative markets and small maritime programs. We have also experienced a reduction in our renewal retention rates as a result of rate increases and other underwriting actions we’ve taken in response to upward trends in medical and indemnity claims costs. Our overall renewal retention rate for the first quarter of 2011 was 70.0%, unchanged from the fourth quarter of 2010 but down from 79.0% in the first quarter of 2010.

Excluding work we perform as the servicing carrier for the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”), the total number of customers we serviced at March 31, 2011 remained flat year over year at approximately 1,600. In the year since March 31, 2010, we experienced an increase of approximately 250 customers related to our Program Business, which was offset by a decrease of approximately 240 customers in our core business. By design, our Program Business will have a larger number of customers with a smaller average premium size than our core book of business. Our average premium size at March 31, 2011 was approximately $240,000 in our core business and approximately $105,000 in our Program Business, compared to approximately $230,000 in our core business and approximately $104,000 in our Program Business one year earlier.

Total in-force payrolls, a factor used in determining premiums charged, decreased 4.2% from $7.2 billion at March 31, 2010 to $6.9 billion a year later. California continues to be our largest market, accounting for approximately $143.9 million, or 50.6% of our in-force premiums at March 31, 2011. This represents an increase of $2.3 million, or 1.6%, from approximately $141.6 million, or 46.5% of total in-force premiums in California at March 31, 2010.

Net Premiums Written.  Net premiums written totaled $59.6 million for the three months ended March 31, 2011 compared to $70.3 million in the same period in 2010, representing a decrease of $10.7 million, or 15.2%. The decrease in net premiums written was primarily attributable to the decrease in gross written premiums, as well as an increase in ceded premiums written of $4.2 million as a result of a higher ceding rate in our excess of loss reinsurance program that renewed in October 2010. Our ceding rate increased by approximately 141.0% as a result of lowering the attachment point from $0.5 million to $0.25 million and increasing maximum coverage from $85.0 million to $100.0 million.

Index

Net Premiums Earned.  Net premiums earned totaled $56.7 million for the three months ended March 31, 2011 compared to $60.6 million for the same period in 2010, representing a decrease of $3.9 million, or 6.4%. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned totaled $65.0 million for the three months ended March 31, 2011, virtually unchanged from $64.9 million in the year earlier period.

The following is a summary of our top five markets based on direct premiums earned:

	Quarter Ended March 31,
	2011		2010
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$32,735	50.4%	$28,655	44.1%
Louisiana	5,937	9.1	5,907	9.1
Texas	3,777	5.8	3,749	5.8
Alaska	3,339	5.1	3,146	4.8
Washington	3,108	4.8	2,923	4.5
Total	$48,896	75.2%	$44,380	68.3%

Net premiums earned are also affected by premiums ceded under reinsurance agreements and premiums we involuntarily assumed from the NCCI residual markets. Net ceded premiums earned for the three months ended March 31, 2011 totaled $9.5 million compared with $6.4 million for the same period in 2010, representing an increase of $3.1 million, or 48.4%. The majority of the increase (approximately $4.2 million) resulted from higher ceding rates under our October 2010 reinsurance program. This increase was offset by a reduction in earned premiums assumed from the NCCI residual markets of approximately $0.9 million, or 42.9%.

Net Investment Income.  Net investment income was $5.4 million for the three months ended March 31, 2011 compared to $6.1 million for the same period in 2010, representing a decrease of $0.7 million, or 11.6%.  Average invested assets for the three months ended March 31, 2011 increased $34.6 million, or 5.3%, from $655.5 million in 2010 to $690.1 million in 2011.  Our yield on average invested assets decreased from approximately 3.7% for the three months ended March 31, 2010 to approximately 3.1% for the same period in 2011, driven mainly by reduced reinvestment rates.

Net Realized Gains.  Net realized gains totaled $0.3 million for the three months ended March 31, 2011 compared to $6.5 million for the same period in 2010. The realized gains in 2010 related primarily to the sale of investment securities to enable us to realize a portion of our capital loss carry forwards, which totaled approximately $15.0 million at December 31, 2009. The realized gains in the first quarter of 2011 decreased compared to the same period in 2010 as we had fully realized our capital loss carry forwards as of December 31, 2010.

Other Income.  Other income totaled $1.1 million for the three months ended March 31, 2011 compared to $1.2 million for the same period in 2010, representing a decrease of $0.1 million, or 11.7%. Other income is derived primarily from the operations of PointSure, our wholesale broker and third party administrator, and Paladin Managed Care Services (“PMCS”), our provider of medical bill review, utilization review, nurse case management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $43.3 million for the three months ended March 31, 2011 compared to $43.6 million for the same period in 2010, representing a decrease of $0.3 million, or 0.7%.  Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended March 31, 2011 was 75.8% compared to 71.5% for the same period in 2010.  The increase in our net loss ratio for the three months ended March 31, 2011 was attributable a higher current accident year expected loss ratio and adverse development of prior accident year loss reserves in 2011.

As discussed under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses – Actuarial Loss Reserve Estimation Methods” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, we use an expected loss ratio (“ELR”) method to establish the loss reserves for the current accident year. Once the accident year is complete and begins to age, the ELR method is blended with the actual paid and incurred losses to determine the revised estimated ultimate losses for the accident year.

Index

Accident year 2011 is incomplete, as only three months of the year have been earned as of March 31, 2011.  An ELR was established for each jurisdiction and type of loss (indemnity, medical, ALAE) and was multiplied by the booked accident year earned premium to produce the ultimate losses to date.  The ELR selections are reviewed quarterly with each internal reserve study.  Given the short experience period for the current accident year, the ELRs are usually maintained at least through the first 12 months of the accident year and revised thereafter as the underlying data matures.  The net ELR used in the first quarter of 2011was 62.5%, compared to 61.5% used for the 2010 accident year in the same quarter of last year. After reviewing the year-to-date results for the 2010 accident year as of June 30, 2010, and considering the adverse development of accident years 2008 and 2009 booked in the second quarter of last year, we increased the accident year 2010 ELR from 61.5% to 64.5%, resulting in $1.9 million of additional loss and ALAE in the second quarter of 2010. The 2011 accident year ELR takes into consideration the development of recent accident years, as well as the provisions of the excess-of-loss reinsurance treaty that we entered into on October 1, 2010.

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses increased by a net amount of $1.2 million during the three months ended March 31, 2011, compared to a net decrease of $0.1 million recorded in the same period of last year. Adverse development of prior year direct loss reserves totaled $2.0 million and related to the 2010 accident year. This adverse development was offset by $0.8 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools.

As of March 31, 2011, we had recorded a receivable of approximately $3.0 million for KEIC loss development under the adverse development cover we entered into with LMC on September 30, 2003, the date we acquired KEIC from LMC. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 31, 2011, we had access to approximately $3.8 million under the related collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $18.4 million for the three months ended March 31, 2011, compared to $18.8 million for the same period in 2010, representing a decrease of $0.3 million, or 1.8%.  Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, for the three months ended March 31, 2011 was 32.3%, compared to 30.9% for the same period in 2010. The increase in the expense ratio for the three months ended March 31, 2011 was primarily the result of a decrease in premiums earned as compared to the same period in 2010.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $130,000 for the three months ended March 31, 2011, compared to $128,000 for the same period in 2010, representing an increase of $2,000 or 1.6%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR  plus 400 basis points, was 4.3% at March 31, 2011 and 2010.

Other Expenses. Other expenses totaled $2.0 million for the three months ended March 31, 2011 and 2010. Other expenses result primarily from the operations of PointSure and PMCS, which together accounted for approximately $1.7 million of expenses for the three months ended March 31, 2011, compared to approximately $1.8 million for the same period in 2010.

Income Tax Expense. The effective tax rate for the three months ended March 31, 2011 resulted in a tax benefit equal to 1,140.0% of pre-tax income, compared to an effective tax rate of 25.6% for the same period in 2010. Our effective tax rate differed from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At March 31, 2011, approximately 44.0% of our investment portfolio was invested in tax exempt municipal bonds.

 Net Income.  Net income was $0.2 million for the three months ended March 31, 2011, compared to $7.6 million for the same period in 2010, representing a decrease of $7.3 million, or 96.7%.  The decrease in net income for the three months ended March 31, 2011 was primarily the result of decreases in net realized gains and premiums earned.

Index

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses, to purchase investments and to pay declared common stock dividends.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of March 31, 2011 had an effective duration of 4.7 years with individual maturities extending to 29 years. Currently, we make claim payments from cash flows from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.

At March 31, 2011, our investment portfolio consisted of investment-grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we may incur losses from such sales if interest rates have risen since the particular investments were purchased.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2010, our reinsurance program provides for retention of the first $0.25 million of each loss occurrence. The next $0.25 million of losses per occurrence (excess of the first $0.25 million of losses retained by us) are 100% reinsured, subject to an annual aggregate deductible. This reinsurance program, which expires on September 30, 2011, provides loss coverage up to $100.0 million per loss occurrence.  Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

SeaBright is a holding company with minimal unconsolidated revenue. As SeaBright pays stockholder dividends and has other capital needs in the future, we anticipate that it will be necessary for our insurance subsidiary to pay additional dividends to SeaBright.  Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. The payment of such dividends will be regulated as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

Our unaudited condensed consolidated net cash provided by operating activities for the three months ended March 31, 2011 was $7.6 million, compared to $18.2 million for the same period in 2010. The decrease is mainly attributable to an increase in paid losses, net of reinsurance, and a decrease in premium collections.

Net cash provided by investing activities was $2.6 million in the three months ended March 31, 2011, compared to $6.6 million in the same period in 2010. The decrease was primarily driven by lower net investment sales activity (sales and maturities, net of purchases).

For the three months ended March 31, 2011, financing activities used a total of $1.9 million due to stockholder dividend payments and the surrender of stock to cover tax withholding obligations associated with the vesting of restricted stock, compared to $0.5 million in the same period of 2010 due to tax obligations associated with the vesting of restricted stock.

As of March 31, 2011, SBIC’s statutory surplus totaled $302.2 million (unaudited), compared to $313.3 million (unaudited) as of March 31, 2010.

Contractual Obligations and Commitments

During the three months ended March 31, 2011, there were no material changes to our contractual obligations and commitments.

Index

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses including losses that have occurred but were not reported to us by the financial reporting date, the amount and recoverability of reinsurance recoverable balances, deferred policy acquisition costs, income taxes, the valuation of goodwill, the impairment of investment securities, earned but unbilled premiums and retrospective premiums. These critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

Regulation

On July 21, 2010, the President signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which has significant implications for the insurance industry. In addition to imposing a number of new compliance obligations on publicly traded companies, the Dodd-Frank Act established the Financial Services Oversight Council (“FSOC”), which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also created within the United States Department of the Treasury a new Federal Insurance Office (“FIO”) and authorizes the federal preemption of certain state insurance laws. The FSOC and the FIO are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. Many sections of the Dodd-Frank Act become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been adopted. The potential impact of the Dodd-Frank Act on the U.S. insurance industry is not clear. However, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

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

Interest Rate Risk

We had fixed-income investments with a fair value of $667.0 million at March 31, 2011 that are subject to interest rate risk compared with $673.0 million at December 31, 2010. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

Since December 31, 2010, there have been no material changes in the quantitative or qualitative aspect of our market risk profile.  For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item  1A.  Risk Factors

During the quarter ended March 31, 2011, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended March 31, 2011:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2011 through January 31, 2011)	–	–	–	–
Month #2 (February 1, 2011 through February 28, 2011)	15,345	$10.04	–	–
Month # 3 (March 1, 2011 through March 31, 2011)	66,411	$10.19	–	–

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended March 31, 2011; however, our employees surrendered 81,756 shares of our common stock to satisfy the tax withholding obligation in connection with the vesting of restricted stock awards issued under our 2005 Plan.

Item 6. Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT HOLDINGS, INC.

Date: May 6, 2011	By:	/s/ John G. Pasqualetto
John G. Pasqualetto Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Scott H. Maw
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

Exhibit Number	Description
10.1	Amended Employment Agreement with Scott H. Maw dated February 3, 2011 (incorporated by reference to the Company’s current report on Form 8-K (file no. 001-34204) filed on February 9, 2011)
10.2	SeaBright Holdings, Inc. 2011 Bonus Plan for Section 16 Officers and Key Employees (incorporated by reference to the Company’s current report on Form 8-K (file no. 001-34204) filed on March 23, 2011)
31.1	Rule 13a-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)