Form 10-Q
period 2011-06-30
SeaBright Holdings, Inc.
filed 2011-08-08
CIK 1267201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 001-34204

SeaBright Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1501 4th Avenue, Suite 2600
Seattle, WA 98101
 (Address of principal executive offices, including zip code)

(206) 269-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]    Accelerated filer [X]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 5, 2011
Common Stock, $0.01 Par Value	[22,378,394]

SeaBright Holdings, Inc.

Index to Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $653,989 in 2011 and $665,761 in 2010)	$670,375	$672,968
Cash and cash equivalents	29,210	15,958
Premiums receivable, net	20,655	15,023
Deferred premiums, net	169,483	168,842
Reinsurance recoverables	81,042	56,746
Federal income tax recoverable	12,743	11,749
Deferred income taxes, net	24,313	23,458
Deferred policy acquisition costs, net	25,762	25,574
Goodwill	2,794	2,794
Other assets	34,141	33,450
Total assets	$1,070,518	$1,026,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$490,929	$440,919
Unearned premiums	156,499	155,786
Reinsurance funds withheld and balances payable	6,396	6,739
Premiums payable	7,573	8,645
Accrued expenses and other liabilities	56,184	51,456
Surplus notes	12,000	12,000
Total liabilities	729,581	675,545

Contingencies (Note 7)

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 22,408,739 shares at June 30, 2011 and 22,025,450 shares at December 31, 2010	224	220
Paid-in capital	211,751	209,941
Accumulated other comprehensive income	11,493	5,591
Retained earnings	117,469	135,265
Total stockholders’ equity	340,937	351,017
Total liabilities and stockholders’ equity	$1,070,518	$1,026,562

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and loss per share information)
Revenue:
Premiums earned	$62,088	$65,621	$118,818	$126,251
Claims service income	303	276	636	522
Net investment income	5,297	5,880	10,672	11,959
Net realized gains	109	3,851	407	10,383
Other income	1,230	1,086	2,294	2,290
Total revenue	69,027	76,714	132,827	151,405
Losses and expenses:
Loss and loss adjustment expenses	72,657	80,547	115,923	124,124
Underwriting, acquisition and insurance expenses	19,328	17,059	37,742	35,816
Interest expense	129	132	259	260
Goodwill impairment	–	1,527	–	1,527
Other expenses	2,077	1,741	4,047	3,777
Total losses and expenses	94,191	101,006	157,971	165,504
Loss before taxes	(25,164)	(24,292)	(25,144)	(14,099)

Income tax benefit	(9,352)	(8,762)	(9,580)	(6,156)
Net loss	$(15,812)	$(15,530)	$(15,564)	$(7,943)

Basic and diluted loss per share	$(0.75)	$(0.74)	$(0.74)	$(0.38)

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

Weighted average basic and diluted shares outstanding	21,174,768	20,893,983	21,063,407	20,820,281

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net loss	$(15,564)	$(7,943)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of deferred policy acquisition costs	25,025	22,745
Policy acquisition costs deferred	(25,213)	(24,313)
Provision for depreciation and amortization	4,226	3,136
Compensation cost on restricted shares of common stock	2,421	2,268
Compensation cost on stock options	350	438
Net realized gains on investments	(407)	(10,383)
Deferred income tax benefit	(4,133)	(140)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	50,010	60,431
Income taxes payable	(994)	(5,992)
Reinsurance recoverables, net of reinsurance withheld	(24,814)	(8,912)
Unearned premiums, net of deferred premiums and premiums receivable	(5,559)	(2,216)
Other assets and other liabilities	2,028	3,920
Net cash provided by operating activities	7,376	33,039

Cash flows from investing activities:
Purchases of investments	(80,559)	(254,446)
Proceeds from sales of investments	61,276	205,597
Maturities and redemption of investments	29,258	25,649
Purchases of property and equipment	(926)	(1,207)
Net cash provided by (used in) investing activities	9,049	(24,407)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	26
Grant of restricted shares of common stock	5	4
Surrender of stock in connection with restricted stock vesting	(962)	(553)
Stockholder dividends paid	(2,216)	(1,098)
Net cash used in financing activities	(3,173)	(1,621)

Net increase in cash and cash equivalents	13,252	7,011
Cash and cash equivalents at beginning of period	15,958	12,896
Cash and cash equivalents at end of period	$29,210	$19,907

Supplemental disclosures:
Interest paid on surplus notes	$259	$257
Payable for purchases of investments	2,165	8,424
Receivable for sales of investments	1,000	2,936

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaBright Holdings, Inc. (“SeaBright”) and its wholly owned subsidiaries, SeaBright Insurance Company (“SBIC”), PointSure Insurance Services, Inc. (“PointSure”), and Paladin Managed Care Services, Inc. (“PMCS”) (collectively, the “Company,” “we” or “us”). All significant intercompany transactions among these affiliated entities have been eliminated in consolidation.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary to state fairly the financial information set forth therein. Results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

There was no difference between basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and six month periods ended June 30, 2011 and 2010 since the effect of including shares issuable upon the exercise of outstanding stock options and the vesting of non-vested restricted stock was anti-dilutive for all periods presented. Therefore, such shares have been excluded from the calculation of diluted weighted average shares outstanding. The approximate numbers of such shares excluded were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	553	843	653	874

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c.	Stockholder Dividends

On May 10, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share. The dividend was paid on July15, 2011 to stockholders of record on July 1, 2011. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of its Board of Directors and will be dependent on the Company’s earnings; financial condition; operating results; capital requirements; any contractual, regulatory or other restrictions on the payment of dividends by the Company’s subsidiaries; and other factors that the Company’s Board of Directors deems relevant.

d.	Comprehensive Loss

The following table summarizes the Company’s comprehensive loss for the three month and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(15,812)	$(15,530)	$(15,564)	$(7,943)
Reclassification adjustment for net realized gains recorded into income	(109)	(3,851)	(407)	(10,383)
Tax benefit related to reclassification adjustment gains	38	1,348	145	3,633
Increase in net unrealized gains on investment securities available for sale	10,905	12,262	9,586	13,780
Tax expense related to unrealized gains	(3,892)	(4,291)	(3,422)	(4,822)
Total comprehensive loss	$(8,870)	$(10,062)	$(9,662)	$(5,735)

e.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under International Financial Reporting Standards (“IFRS”) or U.S. GAAP. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements. An entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. However, early adoption is permitted. The amendments in this ASU should be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial condition and results of operations.

f.	Other Significant Accounting Policies

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

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available-for-sale at June 30, 2011, and December 31, 2010 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2011:
U.S. Treasury securities	$25,990	$796	$(60)	$26,726
Government sponsored agency securities	17,263	960	–	18,223
Corporate securities	162,088	4,561	(795)	165,854
Tax-exempt municipal securities	292,483	8,050	(881)	299,652
Mortgage pass-through securities	75,804	2,723	(500)	78,027
Collateralized mortgage obligations	14,891	230	(35)	15,086
Asset-backed securities	65,470	1,414	(77)	66,807
Total investment securities available for sale	$653,989	$18,734	$(2,348)	$670,375

December 31, 2010:
U.S. Treasury securities	$26,514	$635	$(172)	$26,977
Government sponsored agency securities	23,159	943	(31)	24,071
Corporate securities	154,652	3,532	(1,915)	156,269
Tax-exempt municipal securities	309,935	5,555	(4,778)	310,712
Mortgage pass-through securities	73,501	2,548	(745)	75,304
Collateralized mortgage obligations	17,260	233	(28)	17,465
Asset-backed securities	60,740	1,577	(147)	62,170
Total investment securities available for sale	$665,761	$15,023	$(7,816)	$672,968

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions.  The Company has the ability and intent to hold impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. For the three months and six months ended June 30, 2011, the Company recognized no other-than-temporary impairment losses related to investments in debt securities.

The following table presents information about investment securities with unrealized losses at June 30, 2011:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
Fixed Income Securities:
US Treasury securities	$3,443	$(60)	$–	$–	$3,443	$(60)
Corporate securities	46,790	(795)	–	–	46,790	(795)
Tax-exempt municipal securities	77,060	(881)	–	–	77,060	(881)
Mortgage pass-through securities (1)	23,779	(500)	–	–	23,779	(500)
Collateralized mortgage obligations	–	–	151	(35)	151	(35)
Asset backed securities	6,150	(76)	609	(1)	6,759	(77)
Total	$157,222	$(2,312)	$760	$(36)	$157,982	$(2,348)
__________
(1)           Includes adjustable rate mortgage securities.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of June 30, 2011 and approximately $10.0 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of ratings on the bonds in the Company’s municipal portfolio as of June 30, 2011:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (1)	Underlying Ratings
	(in thousands)

AAA	$4,693	$4,693	$27,616	$32,309	$32,309
AA+	18,383	16,648	51,958	70,341	68,606
AA	24,024	21,832	55,530	79,554	77,362
AA-	24,530	24,199	42,122	66,652	66,321
A+	12,774	15,872	8,350	21,124	24,222
A	4,221	4,221	20,340	24,561	24,561
A-	1,051	2,211	3,483	4,534	5,694
BBB+	–	–	2,581	2,581	2,581
BBB	–	–	2,894	2,894	2,894
Pre-refunded (2)	6,119	6,119	8,133	14,252	14,252
Total	$95,795	$95,795	$223,007	$318,802	$318,802
__________
(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(2)	These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of June 30, 2011, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio:

		Insurer Ratings		Average Underlying
Bond Insurer	Fair Value	S&P	Moody’s	Bond Rating
	(millions)
National Public Finance Guarantee Corporation	$44.3	BBB	Baa1	AA/AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at June 30, 2011, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Maturity
Due in one year or less	$28,100	$28,516
Due after one year through five years	196,957	203,818
Due after five years through ten years	239,756	245,110
Due after ten years	33,011	33,010
Securities not due at a single maturity date	156,165	159,921
Total fixed income securities	$653,989	$670,375

The consolidated amortized cost of investment securities available for sale deposited with various regulatory authorities at June 30, 2011 was $224.1 million.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Premiums

Direct premiums written totaled $67.5 million and $64.9 million for the three month periods ended June 30, 2011 and 2010, respectively, and $135.8 million and $139.5 million for the six month periods then ended, respectively.

Premiums receivable consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Current:
Premiums receivable	$21,376	$15,673
Allowance for doubtful accounts	(721)	(650)
Premiums receivable, net.	$20,655	$15,023

	June 30, 2011	December 31, 2010
	(in thousands)
Deferred:
Premiums receivable	$169,743	$169,128
Allowance for doubtful accounts	(260)	(286)
Premiums receivable, net.	$169,483	$168,842

5.	Reinsurance

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders. On October 1, 2010, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $0.25 million of each loss occurrence. The next $0.25 million of losses per occurrence (excess of the first $0.25 million of losses per occurrence retained by the Company) are 100% reinsured, subject to an annual aggregate deductible. This reinsurance program, which expires on September 30, 2011, provides loss coverage up to $100.0 million per loss occurrence, subject to various additional limitations and exclusions as more fully described in the treaties. The ceding rate increased approximately 141.0% as a result of the new reinsurance agreement, which contributed to the increase in the Company’s reinsurance recoverable from $56.7 million at December 31, 2010 to $81.0 million at June 30, 2011. The Company had different reinsurance programs in place in prior years, as set forth in Note 8 to the Company’s consolidated financial statements as of and for the year ended December 31, 2010 in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2011.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$446,977	$362,334	$440,919	$351,891
Reinsurance recoverables	(63,564)	(36,853)	(56,350)	(34,080)
Net balance, beginning of period	383,413	325,481	384,569	317,811
Incurred related to:
Current period	45,536	49,964	87,567	93,666
Prior periods	27,121	30,583	28,356	30,458
Total incurred	72,657	80,547	115,923	124,124
Paid related to:
Current period	(9,306)	(7,328)	(13,383)	(13,153)
Prior periods	(35,928)	(30,430)	(76,273)	(60,512)
Total paid	(45,234)	(37,758)	(89,656)	(73,665)
Net balance, end of period	410,836	368,270	410,836	368,270
Reinsurance recoverable	80,093	44,052	80,093	44,052
Unpaid loss and loss adjustment expense	$490,929	$412,322	$490,929	$412,322

As a result of changes in estimates of insured events in prior periods, the Company experienced adverse loss development and, as a result, increased its loss reserves for prior years by a net amount of $27.1 million in the three months ended June 30, 2011 and $28.4 million in the six months ended June 30, 2011. The net adverse development in the second quarter of 2011 related to the following accident years: $1.4 million in 2010, $8.3 million in 2009, $8.8 million in 2008, $6.6 million in 2007, and $2.0 million in 2006 and prior years.

On a gross basis, approximately 39.0% of the reserve strengthening in the second quarter of 2011 related to the Company’s California book of business, driven mainly by adverse development on medical and indemnity losses primarily in accident years 2007 through 2009. Development related to the Company’s state act business in states other than California accounted for approximately 47.0% of the second quarter gross reserve strengthening, driven primarily by adverse development of medical and indemnity losses primarily in accident years 2007 through 2010. The remaining second quarter gross reserve development related to the Company’s USL&H business and was driven primarily by indemnity losses.

7.	Contingencies

a.  SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of June 30, 2011, SBIC had a liability for guaranty fund and other assessments of $7.3 million and a guaranty fund receivable of $3.3 million. These amounts represent management’s best estimates based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

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

At June 30, 2011, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007 and May 2010.

As of June 30, 2011, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 479,946 shares had been granted, and 3,505,550 shares for issuance under the 2005 Plan, of which 3,128,315 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock option awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

a.  Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,354,442	$11.09	5.7	$1,002
Granted	162,538	9.96	–	–
Forfeited	(2,124)	11.90	–	–
Exercised	–	–	–	–
Cancelled	(2,526)	12.97	–	–
Outstanding at June 30, 2011	1,512,330	10.97	5.7	1,307

Exercisable at June 30, 2011	1,086,545	11.09	5.7	1,305

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $9.90 on June 30, 2011. There were no proceeds from or exercises of stock options during the quarter ended June 30, 2011.

b. Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2010	1,105,125	$11.84
Granted	477,925	10.00
Vested	(364,199)	14.07
Forfeited	–	–
Outstanding at June 30, 2011	1,218,851	10.45

As of June 30, 2011, there was $7.6 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c.  Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and six month periods ended June 30, 2011 and 2010 is shown in the following table. No stock-based compensation cost was capitalized during the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$1,053	$1,159	$2,421	$2,268
Stock options	168	242	351	438
Total	$1,221	$1,401	$2,772	$2,706

Total related tax benefit	$388	$439	$888	$845

9.	Fair Values of Assets and Liabilities

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

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of June 30, 2011, the Company had no Level 3 financial assets or liabilities.

The table below presents the June 30, 2011 balances of assets and liabilities measured at fair value on a recurring basis.

June 30, 2011:
	Total	Level 1	Level 2	Level 3
	(in thousands)
U.S. Treasury securities	$26,726	$26,726	$—	$—
Government sponsored agency securities	18,223	—	18,223	—
Corporate securities	165,854	—	165,854	—
Tax-exempt municipal securities	299,652	—	299,652	—
Mortgage pass-through securities	78,027	—	78,027	—
Collateralized mortgage obligations	15,086	—	15,086	—
Asset-backed securities	66,807	—	66,807	—
Total	$670,375	$26,726	$643,649	$—

December 31, 2010:
	Total	Level 1	Level 2	Level 3
	(in thousands)
U.S. Treasury securities	$26,977	$26,977	$—	$—
Government sponsored agency securities	24,071	—	24,071	—
Corporate securities	156,269	—	156,269	—
Tax-exempt municipal securities	310,712	—	310,712	—
Mortgage pass-through securities	75,304	—	75,304	—
Collateralized mortgage obligations	17,465	—	17,465	—
Asset-backed securities	62,170	—	62,170	—
Total	$672,968	$26,977	$645,991	$—

At June 30, 2011, there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis.  Inactive markets are those in which there are few transactions for the asset, prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly.  When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity.  As of June 30, 2011, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets.  Therefore, no adjustment for market inactivity or illiquidity was necessary.  There were no transfers between levels during the three months and six months ended June 30, 2011.

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

The Company holds a limited amount ($14.2 million at June 30, 2011) of privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based in part on market information regarding interest rates, credit spreads and liquidity. The pricing matrix begins with current U.S. Treasury rates and uses credit spreads received from third-party sources to estimate fair value. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As some of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

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

The discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

If we fail to accurately assess our future claims costs, our loss reserves may be inadequate to cover our actual losses.  As discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations  –  Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in our 2010 Annual Report on Form 10-K, there are many variables that can impact the adequacy of our loss and loss adjustment expense liabilities and we continually refine our loss reserve estimates.  In response to the factors described in the preceding paragraph, we strengthened our loss reserves for prior accident years by $28.4 million in the six months ended June 30, 2011, and $30.5 million in the six months ended June 30, 2010. We may ultimately conclude that our current estimate of loss reserves is inadequate, if the negative claim trends experienced over the last two years described above continue or worsen. Future adverse development could require us to increase our loss reserves, which could have a material adverse effect on our earnings and financial position in the periods in which such increases are made.

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

Results of Operations

Three Months and Six Months Ended June 30, 2011 and 2010

Gross Premiums Written. Gross premiums written consist of direct premiums written and premiums assumed from the National Council on Compensation Insurance (“NCCI”) residual market pools. The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended June 30, 2011 totaled $67.8 million, an increase of $3.8 million, or 5.9%, from $64.0 million of gross premiums written in the same period of 2010. Gross premiums written for the six months ended June 30, 2011 totaled $137.3 million, a decrease of $2.7 million, or 1.9%, from $140.0 million of gross premiums written in the same period of 2010.

Our “Program Business” contributed $17.2 million or 25.4% of gross premiums written in the three months ended June 30, 2011, compared to $14.5 million or 22.7% of gross premiums written for the same period in 2010. Our Program Business includes alternative markets, small maritime programs and small energy programs. Gross premiums written from our “core” product lines remained nearly flat as compared to the same period in 2010.

For the six months ended June 30, 2011, our core product lines contributed $95.0 million or 69.2% of gross premiums written in the period compared to $104.1 million or 74.4% of gross premiums written in the same period in 2010. The decrease in core product lines was partially offset by an increase of $8.5 million in our Program Business, which contributed $42.1 million or 30.7% of gross premiums written in the period compared to $33.6 million or 24.0% of gross premiums written in the same period in 2010. We also had an increase of $1.0 million in premiums assumed from the NCCI residual market pools during the six months ended June 30, 2011, as compared to the same period in 2010.

Excluding work we perform as the servicing carrier for the Washington State USL&H Assigned Risk Plan and excluding business assumed from the NCCI residual market pools, the total number of customers we serviced decreased from over 1,660 at June 30, 2010 to nearly 1,580 at June 30, 2011. The majority of the customer decrease was in our core business, which was offset by an increase of approximately 170 customers our Program Business. By design, our Program Business will have a larger number of customers with a smaller average premium size than our core business. Our average premium size at June 30, 2011 was approximately $249,000 in our core business and $105,000 in our Program Business, compared to approximately $232,000 in our core business and $96,000 in our Program Business one year earlier.

Total in-force payrolls, a factor used in determining premiums charged, decreased 5.6% from $7.2 billion at June 30, 2010 to $6.8 billion at June 30, 2011. California continues to be our largest market, accounting for approximately $142.7 million or 50.4% of our in-force premiums at June 30, 2011. This represents a decrease of $2.8 million, or 1.9%, from approximately $145.5 million, or 47.8% of total in-force premiums in California at June 30, 2010.

Premiums assumed from the NCCI residual markets for the three months ended June 30, 2011 increased $1.2 million, or 131.9%, to $0.3 million from $(0.9) million for the same period in 2010. For the six months ended June 30, 2011, assumed premiums increased $1.0 million, or 200.0%, to $1.5 million from $0.5 million for the same period in 2010. The majority of the increases for the three months and six months ended June 30, 2011 were the result of increases in our actuarial NCCI reapportionment estimate.

Net Premiums Written.  Net premiums written totaled $58.0 million for the three months ended June 30, 2011 compared to $60.8 million in the same period in 2010, representing a decrease of $2.8 million, or 4.6%. For the six months ended June 30, 2011, net premiums written totaled $117.6 million, a decrease of $13.4 million, or 10.2%, from $131.0 million in the same period of 2010. The decrease in net premiums written for the six months ended June 30, 2011 was primarily attributable to an increase in ceded premiums written of $10.7 million, mainly as a result of a higher ceding rate in our excess of loss reinsurance program that renewed in October 2010. Our ceding rate increased approximately 141.0% as a result of our lowering the attachment point from $0.5 million to $0.25 million and increasing maximum coverage from $85.0 million to $100.0 million. A smaller portion of the decrease in net premiums written resulted from the decrease in gross premiums written.

Net Premiums Earned.  Net premiums earned totaled $62.1 million for the three months ended June 30, 2011, compared to $65.6 million for the same period in 2010, representing a decrease of $3.5 million, or 5.4%. For the six months ended June 30, 2011, net premiums earned totaled $118.8 million, a decrease of $7.4 million, or 5.9%, from $126.3 million in the same period of 2010. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned increased $1.5 million, or 2.1%, to $71.5 million for the three months ended June 30, 2011 from $70.0 million for the same period in 2010. Our direct premiums earned for the six months ended June 30, 2011 increased $1.6 million, or 1.2%, to $136.5 million from $134.9 million for the same period in 2010.

The following is a summary of our top five markets based on direct premiums earned:

	Six Months Ended June 30,
	2011		2010
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$67,364	49.4%	$62,559	46.4%
Louisiana	12,524	9.2	12,262	9.1
Texas	7,894	5.8	7,228	5.4
Alaska	7,849	5.8	6,855	5.1
Washington	5,888	4.3	5,435	4.0
Total	$101,519	74.5%	$94,339	70.0%

Net premiums earned are also affected by premiums ceded under reinsurance agreements and premiums we involuntarily assumed from the NCCI residual markets. Ceded premiums earned for the three months ended June 30, 2011 totaled $9.8 million compared to $3.9 million for the same period in 2010, representing an increase of $5.9 million, or 151.3%. Ceded premiums earned for the six months ended June 30, 2011 totaled $19.3 million compared to $10.3 million for the same period in 2010, representing an increase of $9.0 million, or 87.4%. The majority of the increase in ceded premiums in the three months and six months ended June 30, 2011 was the result of higher ceding rates under our October 2010 reinsurance program. Earned premiums assumed from the NCCI residual markets for the six months ended June 30, 2011 totaled $1.6 million, which was nearly flat compared to the same period in 2010.

Net Investment Income.  Net investment income was $5.3 million for the three months ended June 30, 2011, compared to $5.9 million for the same period in 2010, representing a decrease of $0.6 million, or 9.9%. Net investment income was $10.7 million for the six months ended June 30, 2011, compared to $12.0 million for the same period in 2010, representing a decrease of $1.3 million, or 10.8%. Average invested assets for the three months ended June 30, 2011 increased $16.3 million, or 2.4%, from $679.1 million in 2010 to $695.4 million in 2011. For the six months ended June 30, 2011, average invested assets increased $31.1 million, or 4.7%, from $663.2 million in 2010 to $694.3 million in 2011. Our yield on average invested assets for the three months ended June 30, 2011 was approximately 3.0% compared to approximately 3.5% for the same period in 2010. For the six months ended June 30, 2011, our yield on average invested assets was 3.1% compared to approximately 3.6% for the same period in 2010.

Net Realized Gains.  Net realized gains totaled $0.1 million for the three months ended June 30, 2011, compared to $3.9 million for the same period in 2010. For the six months ended June 30, 2011, net realized gains totaled $0.4 million compared to $10.4 million in the same period of 2010. The realized gains in 2010 related primarily to the sale of investment securities to enable us to realize a portion of our tax capital loss carry forwards, which totaled approximately $15.0 million at December 31, 2009. Those capital loss carry forwards were fully realized in 2010.

Other Income.  Other income totaled $1.2 million for the three months ended June 30, 2011, compared to $1.1 million for the same period in 2010, representing an increase of $0.1 million, or 13.3%. For the six months ended June 30, 2011, other income totaled $2.3 million, nearly flat compared to the same period in 2010. Other income is derived primarily from the operations of PointSure, our wholesale broker and third party administrator, and PMCS, our provider of medical bill review, utilization review, nurse case management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $72.7 million for the three months ended June 30, 2011, compared to $80.5 million for the same period in 2010, representing a decrease of $7.9 million, or 9.8%. For the six months ended June 30, 2011, loss and loss adjustment expenses totaled $115.9 million, compared to $124.1 million for the same period in 2010, representing a decrease of $8.2 million, or 6.6%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended June 30, 2011 was 116.5% compared to 122.3% for the same period in 2010. Our net loss ratio for the six months ended June 30, 2011 was 97.0% compared to 97.9% for the same period in 2010. The decrease in our net loss ratio for the three months ended June 30, 2011 was primarily attributable to a reduction in net adverse development of prior years’ reserves recorded in the period, from $30.6 million in 2010 to $27.1 million in 2011. Net adverse development of prior years’ reserves in the six months ended June 30, 2011 totaled $28.4 million compared to $30.5 million in the same period of 2010. A reduction in the current accident year net expected loss and allocated loss adjustment expense (“ALAE”) ratio (“ELR”) from 64.5% in 2010 to 62.5% in 2011 also contributed to the reduction in the net loss ratio.

As discussed under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses – Actuarial Loss Reserve Estimation Methods” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, we use an ELR method to establish the loss reserves for the current accident year. Once the accident year is complete and begins to age, the ELR method is blended with the actual paid and incurred losses to determine the revised estimated ultimate losses for the accident year.

Accident year 2011 is incomplete, as only six months of the year have been earned as of June 30, 2011. An ELR was established for each jurisdiction and type of loss (indemnity, medical, ALAE) and was multiplied by the booked accident year earned premium to produce the ultimate losses to date.  The ELR selections are reviewed quarterly with each internal reserve study.  Given the short experience period for the current accident year, the ELRs are usually maintained at least through the first 12 months of the accident year and revised thereafter as the underlying data matures. The net ELR used in the first six months of 2011was 62.5%. The net ELR used in the first quarter of 2010 was 61.5%, but after reviewing year to date results of accident year 2010, and considering the adverse development of accident years 2008 and 2009, we increased the accident year 2010 ELR to 64.5% in the second quarter of 2010. The 2011 accident year ELR takes into consideration the development of recent accident years, as well as the provisions of the excess-of-loss reinsurance treaty that we entered into on October 1, 2010.

For prior accident years, the ultimate loss estimates as of June 30, 2011 were higher when compared to March 31, 2011 and as a result of this adverse loss development, we increased our loss reserves by a net amount of $27.1 million in the three months June 30, 2011. Adverse development of prior year direct loss reserves totaled $28.5 million and related to the following accident years: $2.4 million in 2010, $8.4 million in 2009, $8.8 million in 2008, $6.7 million in 2007, and $2.2 million in 2006 and prior. This adverse development was partially offset by $1.4 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools. In the three months ended June 30, 2010, we increased our loss reserves by a net amount of $30.6 million. Adverse development of prior year direct loss reserves totaled $30.1 million and related to the following accident years: $11.3 million in 2009, $10.0 million in 2008, $5.6 million in 2007, $2.1 million in 2006, $1.1 million in 2005 and prior. We also recognized $0.5 million of net adverse development from ULAE reserves.

As of June 30, 2011, we had recorded a receivable of approximately $3.0 million for loss development under the adverse development cover we entered into with LMC since the date we acquired KEIC from LMC. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At June 30, 2011, we had access to approximately $3.8 million under a related collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. In July 2011, we complied with LMC’s request to withdraw approximately $659,000 of excess funds on deposit in the trust account, resulting in a trust account balance of approximately $3.1 million immediately following the withdrawal.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $19.3 million for the three months ended June 30, 2011, compared to $17.1 million for the same period in 2010, representing an increase of $2.3 million, or 13.3%. For the six months ended June 30, 2011, underwriting expenses totaled $37.7 million, an increase of $1.9 million, or 5.4%, from $35.8 million in the same period of 2010. The increases in expenses for the three months and six months ended June 30, 2011, as compared to the same period in 2010, was primarily the result of increases in commissions expense and taxes, licenses and fees expense. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses by premiums earned, for the three months ended June 30, 2011 was 31.1%, compared to 26.0% for the same period in 2010. For the six months ended June 30, 2011, our net underwriting expense ratio was 31.8%, compared to 28.4% in the same period of 2010.

The increases in the expense ratios for the three months and six month periods ended June 30, 2011 were primarily the result of decreased premiums earned as compared to the same periods in 2010.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $129,000 for the three months ended June 30, 2011, compared to $132,000 for the same period in 2010, representing a decrease of $3,000 or 2.3%. Interest expense was flat year over year for the six months ended June 30, 2011 as compared to the same period in 2010. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, decreased from 4.48% at June 30, 2010 to 4.26% at June 30, 2011.

Other Expenses. For the three months ended June 30, 2011, other expenses totaled $2.1 million compared to $1.7 million for same period in 2010. For the six months ended June 30, 2011, other expenses totaled $4.0 million compared to $3.8 million in the same period of 2010. Other expenses result primarily from the operations of PointSure and PMCS, which together accounted for approximately $1.7 million and $3.4 million of expenses for the three months and six months ended June 30, 2011, respectively, compared to $1.4 million and $3.2 million for the same periods in 2010.

Income Tax Benefit. The effective tax rate for the three months ended June 30, 2011 was 37.2%, compared to 36.1% for the same period in 2010. The effective tax rate for the six months ended June 30, 2011 was 38.1% compared to 43.7% in the same period of 2010. Our effective tax rates generally vary from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At June 30, 2011, approximately 44.1% of our investment portfolio was invested in tax-exempt municipal bonds, compared to approximately 47.1% at June 30, 2010.

Net Loss.  Net loss was $15.8 million for the three months ended June 30, 2011, compared to a net loss of $15.5 million for the same period in 2010, representing an increase of $0.3 million, or 1.8%. Net loss for the six months ended June 30, 2011 totaled $15.6 million, an increase of $7.6 million, or 95.9%, from $7.9 million in the same period of 2010. The increases in net loss for the three month and six month periods ended June 30, 2011 resulted primarily from decreases in net realized gains and premiums earned, offset by lower loss and loss adjustment expenses.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary uses of funds are to pay claims and operating expenses, to purchase investments and to pay declared common stock dividends.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of June 30, 2011 has an effective duration of 4.6 years with individual maturities extending out to 29 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

At June 30, 2011, our investment portfolio consisted of investment grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

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

Our unaudited condensed consolidated net cash provided by operating activities for the six months ended June 30, 2011 was $7.4 million, compared to our cash flow from operations of $33.0 million for the same period in 2010. The decrease was mainly attributable to an increase in paid losses, net of reinsurance, and a decrease in premium collections.

Net cash used in investing activities was $9.0 million in the six months ended June 30, 2011, compared to $24.4 million during the same period in 2010. The decrease was primarily driven by lower net purchases of investments as a result of lower cash provided by operations.

For the six months ended June 30, 2011, cash used in financing activities totaled $3.2 million, compared to $1.6 million in the same period in 2010. The increase was primarily due to stockholder dividend payments, which began in the second quarter of 2010, and the surrender of stock to cover tax withholding obligations associated with the vesting of restricted stock.

As of June 30, 2011, SBIC’s statutory surplus totaled $286.4 million (unaudited), compared to $298.9 million (unaudited) as of June 30, 2010.

Contractual Obligations and Commitments

During the six months ended June 30, 2011, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Regulation

On July 21, 2010, the President signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which has significant implications for the insurance industry. In addition to imposing a number of new compliance obligations on publicly traded companies, the Dodd-Frank Act established the Financial Services Oversight Council (“FSOC”), which is authorized to recommend that certain systemically significant non-bank financial companies, including insurance companies, be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also created within the United States Department of the Treasury a new Federal Insurance Office (“FIO”) and authorizes the federal preemption of certain state insurance laws. The FSOC and the FIO are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. Many sections of the Dodd-Frank Act will become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been adopted. The potential impact of the Dodd-Frank Act on the U.S. insurance industry is not clear. However, our business could be affected by changes to the U.S. system of insurance regulation or our designation or the designation of insurers or reinsurers with which we do business as systemically significant non-bank financial companies.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements. An entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. However, early adoption is permitted. The amendments in this ASU should be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial condition and results of operations.

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

Interest Rate Risk

We had fixed-income investments with a fair value of $670.4 million at June 30, 2011 that are subject to interest rate risk compared with $673.0 million at December 31, 2010. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

Since December 31, 2010, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer (acting principal financial officer), we carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Principal Accounting Officer (acting principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer (acting principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The disclosure set forth below updates specific risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Other than as described below, there were no material changes to the risk factors set forth in such report.

Under the heading “Item 1A. Risk Factors – Risks Related to Our Business – Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in our Annual Report on Form 10-K filed with the SEC on March 14, 2011, we included a discussion about the potential adverse impact to our business of failing to establish adequate loss reserves in our financial statements. In the six months ended June 30, 2011, we increased loss reserves for prior accident years by a net amount of approximately $28.4 million. See the discussion in Part I, Item 1, Note 6, “Unpaid Loss and Loss Adjustment Expenses” and under the heading “Results of Operations – Three Months and Six Months Ended June 30, 2011 and 2010 – Loss and Loss Adjustment Expenses” in Part I, Item 2 of this quarterly report.

Under the heading "A downgrade in the A.M. Best rating of our insurance subsidiary could reduce the amount of business we are able to write" in our Annual Report on Form 10-K filed with the SEC on March 14, 2011, we included a discussion about the potential negative impact on our results of operations and our financial position of any reduction in our A.M.  Best rating below its current level of "A-". We have kept A.M. Best informed of the actions we have taken or are considering taking in response to the challenging economic and market conditions under which have been operating, including the $27.1 million strengthening of loss reserves in second quarter 2011. Most recently, we met with A.M. Best in late July 2011. After reviewing the information we provided them, they plan to review our current rating and outlook and expect to announce the results of their review in the next 30 days or so. We do not know what, if any, action A.M. Best might take with respect to our current rating or the potential impact any such rating change would have on our results of operations and financial position.

Under the heading “Item 1A. Risk Factors – Risks Related to Our Business – We could be adversely affected by the loss of one or more principal employees or by an inability to attract or retain staff” in our Annual Report on Form 10-K filed with the SEC on March 14, 2011, we included a discussion about the potential adverse impact to our business of losing a member of our senior management team, including our Chief Financial Officer. Scott H. Maw, our Senior Vice President, Chief Financial Officer and Assistant Secretary, resigned from all offices of the Company held by him, effective August 5, 2011. We are unable to predict how long it will take to identify a new Chief Financial Officer. In the meantime, we have appointed M. Philip Romney, our Principal Accounting Officer, to serve as acting principal financial officer commencing August 8, 2011 until a new Chief Financial Officer is appointed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended June 30, 2011:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month # 1 (April 1, 2011 through April 30, 2011)	12,880	$10.21	–	–
Month # 2 (May 1, 2011 through May 31, 2011)	–	–	–	–
Month # 3 (June 1, 2011 through June 30, 2011)	–	–	–	–

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended June 30, 2011; however, our employees surrendered 94,636 shares of our common stock to satisfy their tax withholding obligation in connection with the vesting of restricted stock awards issued under our 2005 Plan.

Item 6. Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT HOLDINGS, INC.

Date: August 8, 2011	By:	/s/ John G. Pasqualetto
John G. Pasqualetto
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ M. Philip Romney
Vice President – Finance, Principal Accounting Officer and Assistant Secretary
(Chief Accounting Officer)

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated herein by reference. Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1, 32.2 and 101 are being furnished with this quarterly report on Form 10-Q.

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

101	Interactive Data Files