Form 10-Q
period 2011-09-30
SeaBright Holdings, Inc.
filed 2011-11-04
CIK 1267201

UNITED STATES SECURITIES AND
 EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 001-34204

SeaBright Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer [   ]    Accelerated filer [X]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 3, 2011
Common Stock, $0.01 Par Value	22,332,549

 SeaBright Holdings, Inc.

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $660,588 in 2011 and $665,761 in 2010)	$689,972	$672,968
Cash and cash equivalents	31,199	15,958
Premiums receivable, net	18,435	15,023
Deferred premiums, net	149,464	168,842
Reinsurance recoverables	88,778	56,746
Federal income tax receivable	12,638	11,749
Deferred income taxes, net	19,667	23,458
Deferred policy acquisition costs, net	23,686	25,574
Goodwill	2,794	2,794
Other assets	39,038	33,450
Total assets	$1,075,671	$1,026,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$502,896	$440,919
Unearned premiums	137,321	155,786
Reinsurance funds withheld and balances payable	7,211	6,739
Premiums payable	6,465	8,645
Accrued expenses and other liabilities	58,868	51,456
Surplus notes	12,000	12,000
Total liabilities	724,761	675,545

Contingencies (Note 7)

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 22,299,173 shares at September 30, 2011 and 22,025,450 shares at December 31, 2010	223	220
Paid-in capital	212,837	209,941
Accumulated other comprehensive income	19,870	5,591
Retained earnings	117,980	135,265
Total stockholders’ equity	350,910	351,017
Total liabilities and stockholders’ equity	$1,075,671	$1,026,562

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and earnings (loss) per share information)
Revenue:
Premiums earned	$63,994	$65,108	$182,812	$191,359
Claims service income	340	275	976	797
Net investment income	5,161	5,806	15,833	17,765
Net realized gains	256	3,904	663	14,287
Other income	1,044	1,014	3,338	3,304
Total revenue	70,795	76,107	203,622	227,512
Losses and expenses:
Loss and loss adjustment expenses	48,636	49,002	164,559	173,126
Underwriting, acquisition and insurance expenses	18,261	17,640	56,003	53,456
Interest expense	131	136	390	396
Goodwill impairment	–	–	–	1,527
Other expenses	2,012	1,797	6,059	5,574
Total losses and expenses	69,040	68,575	227,011	234,079
Income (loss) before taxes	1,755	7,532	(23,389)	(6,567)

Income tax expense (benefit)	126	2,104	(9,454)	(4,052)
Net income (loss)	1,629	5,428	(13,935)	(2,515)

Other comprehensive income:
Net unrealized gains on investment securities available for sale	13,254	11,944	22,840	25,725
Less: Reclassification adjustment for net realized gains recorded into net income	(256)	(3,904)	(663)	(14,287)
Income tax expense related to items of other comprehensive income	(4,621)	(2,814)	(7,898)	(4,004)
Other comprehensive income	8,377	5,226	14,279	7,434
Comprehensive income	$10,006	$10,654	$344	$4,919

Basic earnings (loss) per share	$0.08	$0.26	$(0.66)	$(0.12)
Diluted earnings (loss) per share	$0.07	$0.25	$(0.66)	$(0.12)

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

Weighted average basic shares outstanding	21,179,035	20,909,738	21,102,373	20,850,428
Weighted average diluted shares outstanding	21,734,789	21,442,157	21,102,373	20,850,428

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Cash flows from operating activities:
Net loss	$(13,935)	$(2,515)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of deferred policy acquisition costs	38,676	35,327
Policy acquisition costs deferred	(36,788)	(35,001)
Provision for depreciation and amortization	6,427	4,941
Compensation cost on restricted shares of common stock	3,278	3,402
Compensation cost on stock options	514	706
Net realized gains on investments	(663)	(14,287)
Deferred income tax (expense) benefit	(4,108)	1,313
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	61,977	76,732
Federal income tax receivable	(889)	(5,339)
Reinsurance recoverables, net of reinsurance withheld	(31,557)	(13,676)
Unearned premiums, net of deferred premiums and premiums receivable	(2,499)	(1,087)
Other assets and other liabilities	(3,211)	3,507
Net cash provided by operating activities	17,222	54,023

Cash flows from investing activities:
Purchases of investments	(112,796)	(381,474)
Proceeds from sales of investments	74,758	304,137
Maturities and redemption of investments	41,581	40,335
Purchases of property and equipment	(1,296)	(1,862)
Net cash provided by (used in) investing activities	2,247	(38,864)

Cash flows from financing activities:
Proceeds from exercise of stock options	–	26
Grant of restricted shares of common stock	5	4
Surrender of stock in connection with restricted stock vesting	(897)	(579)
Stockholder dividends paid	(3,336)	(2,200)
Net cash used in financing activities	(4,228)	(2,749)

Net increase in cash and cash equivalents	15,241	12,410
Cash and cash equivalents at beginning of period	15,958	12,896
Cash and cash equivalents at end of period	$31,199	$25,306

Supplemental disclosures:
Interest paid on surplus notes	$390	$394
Payable for purchases of investments	6,309	15,166
Receivable for sales of investments	3,415	5,466
Federal income taxes refunded	4,470	–

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary to state fairly the financial information set forth therein. Results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

b. Earnings Per Share

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Basic weighted average shares outstanding	21,179	20,910	21,102	20,850
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	556	532	–	–
Diluted weighted average shares outstanding	21,735	21,442	21,102	20,850

The effect of including shares issuable upon the exercise of outstanding stock options and the vesting of non-vested restricted stock was anti-dilutive for the nine month periods ended September 30, 2011 and 2010. Therefore, such shares have been excluded from the calculation of diluted weighted average shares outstanding for these periods. The numbers of such shares excluded for the nine month periods ended September 30, 2011 and 2010 were approximately 629,000 and 581,000, respectively.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c. Stockholder Dividends

On August 10, 2011, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share. The dividend was paid on October 14, 2011 to stockholders of record on September 30, 2011. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of its Board of Directors and will be dependent on the Company’s earnings; financial condition; operating results; capital requirements; any contractual, regulatory or other restrictions on the payment of dividends by the Company’s subsidiaries; and other factors that the Company’s Board of Directors deems relevant.

e. Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of an employee's compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in Accounting Standards Codification (“ASC”) Subtopic 340-20, Other Assets and Deferred Costs - Capitalized Advertising Costs. All other costs related to the acquisition of new or renewal insurance contracts are required to be expensed as incurred. This ASU is effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. The Company will adopt this guidance retrospectively effective January 1, 2012. Although the Company continues to evaluate the impact of adopting the new guidance, it currently estimates that adoption will reduce its December 31, 2011 retained earnings (the period immediately prior to adoption) by approximately $4.5 million, net of taxes.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements. An entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The Company adopted this guidance retrospectively effective September 30, 2011.  The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to simplify the current two-step goodwill impairment test required under Topic 350. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If such a determination is not reached, then performance of further impairment testing is not necessary. The new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011.  However, early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

d.   Other Significant Accounting Policies

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

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at September 30, 2011, and December 31, 2010 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2011:
U.S. Treasury securities	$25,978	$1,562	$–	$27,540
Government sponsored agency securities	16,563	1,383	–	17,946
Corporate securities	162,480	8,648	(412)	170,716
Tax-exempt municipal securities	302,380	13,328	(109)	315,599
Mortgage pass-through securities	78,433	3,481	(1)	81,913
Collateralized mortgage obligations	14,131	244	(40)	14,335
Asset-backed securities	60,623	1,321	(21)	61,923
Total investment securities available for sale	$660,588	$29,967	$(583)	$689,972

December 31, 2010:
U.S. Treasury securities	$26,514	$635	$(172)	$26,977
Government sponsored agency securities	23,159	943	(31)	24,071
Corporate securities	154,652	3,532	(1,915)	156,269
Tax-exempt municipal securities	309,935	5,555	(4,778)	310,712
Mortgage pass-through securities	73,501	2,548	(745)	75,304
Collateralized mortgage obligations	17,260	233	(28)	17,465
Asset-backed securities	60,740	1,577	(147)	62,170
Total investment securities available for sale	$665,761	$15,023	$(7,816)	$672,968

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions.  The Company has the ability and intent to hold impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. For the three months and nine months ended September 30, 2011 and 2010, the Company recognized no other-than-temporary impairment losses related to investments in debt securities.

The following table presents information about investment securities with unrealized losses at September 30, 2011:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
Fixed Income Securities:
Corporate securities	$16,389	$(406)	$1,620	$(6)	$18,009	$(412)
Tax-exempt municipal securities	9,859	(63)	2,230	(46)	12,089	(109)
Mortgage pass-through securities (1)	1,042	(1)	–	–	1,042	(1)
Collateralized mortgage obligations	258	–	142	(40)	400	(40)
Asset backed securities	7,406	(21)	557	–	7,963	(21)
Total	$34,954	$(491)	$4,549	$(92)	$39,503	$(583)
__________

(1)           Includes adjustable rate mortgage securities.

Index

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information regarding gross realized gains and losses resulting from the sale of investment securities in the three month and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Gross realized gains	$281	$3,907	$1,113	$14,457
Gross realized losses	(25)	(3)	(450)	(170)
Net realized gains	$256	$3,904	$663	$14,287

Proceeds	$28,220	$115,756	$119,754	$349,938

The related reclassification adjustments in other comprehensive income on the Condensed Consolidated Statements of Operations and Comprehensive Income were determined by specific identification.

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of September 30, 2011 and approximately $9.9 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of ratings on the bonds in the Company’s municipal portfolio as of September 30, 2011:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (1)	Underlying Ratings
	(in thousands)

AAA	$4,765	$4,765	$28,693	$33,458	$33,458
AA+	16,412	15,220	58,195	74,607	73,415
AA	24,458	19,085	64,533	88,991	83,618
AA-	24,134	26,198	48,354	72,488	74,552
A+	12,175	15,518	9,700	21,875	25,218
A	5,311	5,311	20,044	25,355	25,355
A-	1,046	2,204	2,991	4,037	5,195
BBB+	–	–	1,311	1,311	1,311
BBB	–	–	2,949	2,949	2,949
Pre-refunded (2)	6,074	6,074	7,349	13,423	13,423
Total	$94,375	$94,375	$244,119	$338,494	$338,494
__________

(1)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(2)	These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of September 30, 2011, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio:

		Insurer Ratings		Average Underlying Bond
Bond Insurer	Fair Value	S&P	Moody’s	Rating
	(millions)
National Public Finance Guarantee Corporation	$42.1	BBB	Baa1	AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of fixed income securities available for sale at September 30, 2011, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Maturity
Due in one year or less	$29,863	$30,385
Due after one year through five years	190,555	198,268
Due after five years through ten years	260,359	275,089
Due after ten years	26,623	28,058
Securities not due at a single maturity date	153,188	158,172
Total fixed income securities	$660,588	$689,972

The consolidated amortized cost of investment securities available for sale deposited with various regulatory authorities at September 30, 2011 was $222.8 million.

4.	Premiums

Direct premiums written totaled $55.9 million and $50.7 million for the three month periods ended September 30, 2011 and 2010, respectively, and $191.7 million and $190.2 million for the nine month periods then ended, respectively.

Premiums receivable consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Current:
Premiums receivable	$19,342	$15,673
Allowance for doubtful accounts	(907)	(650)
Premiums receivable, net.	$18,435	$15,023

Deferred:
Premiums receivable	$149,710	$169,128
Allowance for doubtful accounts	(246)	(286)
Premiums receivable, net.	$149,464	$168,842

5.	Reinsurance

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

On October 1, 2011, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $0.5 million of each loss occurrence. The next $0.5 million of losses per occurrence (excess of the first $0.5 million of losses per occurrence retained by the Company) are 50% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $75.0 million per loss occurrence, subject to various deductibles, limitations and exclusions as more fully described in the treaties. The new reinsurance program is effective through September 30, 2012. The ceding rate for the new program decreased approximately 50% from the expiring rate primarily as a result of eliminating coverage for losses between $0.25 million and $0.5 million. The Company had different reinsurance programs in place in periods prior to October 1, 2011, as discussed in Note 8 to the Company’s consolidated financial statements as of and for the year ended December 31, 2010 included in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2011.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$490,929	$412,322	$440,919	$351,891
Reinsurance recoverable	(80,093)	(44,052)	(56,350)	(34,080)
Net balance, beginning of period	410,836	368,270	384,569	317,811
Incurred related to:
Current period	46,354	49,002	133,921	142,668
Prior periods	2,282	–	30,638	30,458
Total incurred	48,636	49,002	164,559	173,126
Paid related to:
Current period	(13,579)	(16,347)	(26,962)	(29,500)
Prior periods	(31,271)	(21,412)	(107,544)	(81,924)
Total paid	(44,850)	(37,759)	(134,506)	(111,424)
Net balance, end of period	414,622	379,513	414,622	379,513
Reinsurance recoverable	88,274	49,111	88,274	49,111
Unpaid loss and loss adjustment expense	$502,896	$428,624	$502,896	$428,624

As a result of changes in estimates of insured events in prior periods, the Company recorded net adverse development of prior accident years’ loss reserves of approximately $2.8 million in the three months ended September 30, 2011 and approximately $31.2 million in the nine months then ended. The adverse development in the third quarter of 2011 consisted of an increase in accident year 2010 direct loss reserves of approximately $3.0 million, offset by $0.2 million of net favorable development of other amounts such as unallocated loss adjustment expenses (“ULAE”), loss-based assessments and losses assumed from the NCCI pools. During the third quarter of 2011, the Company also recorded a gain of approximately $0.5 million related to the commutation of one of the layers in the reinsurance program that expired on September 30, 2009, which offsets the 2011 adverse development in the table above.

7.	Contingencies

a.  SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of September 30, 2011, SBIC had a liability for guaranty fund and other assessments of $6.2 million and a guaranty fund receivable of $4.8 million. These amounts represent management’s best estimates based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

 b.  The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

8.	Share-Based Payment Arrangements

At September 30, 2011, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007 and May 2010.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2011, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 479,946 shares had been granted, and 3,505,550 shares for issuance under the 2005 Plan, of which 3,039,248 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock option awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

a.  Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Shares Subject to	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	Options	per Share	(years)	(in thousands)
Outstanding at December 31, 2010	1,354,442	$11.09	5.7	$1,002
Granted	167,038	9.96	–	–
Forfeited	(14,150)	10.53	–	–
Exercised	–	–	–	–
Cancelled	(2,808)	12.70	–	–
Outstanding at September 30, 2011	1,504,522	10.97	5.4	240

Exercisable at September 30, 2011	1,094,673	11.09	4.3	240

The September 30, 2011 aggregate intrinsic values in the table above are based on the Company’s closing stock price of $7.20 on that date. There were no proceeds from or exercises of stock options during the quarter ended September 30, 2011.

b.  Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2010	1,105,125	$11.84
Granted	491,425	9.99
Vested	(382,199)	14.06
Forfeited	(82,371)	10.32
Outstanding at September 30, 2011	1,131,980	10.40

As of September 30, 2011, there was approximately $6.0 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

c.  Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2011 and 2010 is shown in the following table. No stock-based compensation cost was capitalized during the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$857	$1,134	$3,278	$3,402
Stock options	163	268	514	706
Total	$1,020	$1,402	$3,792	$4,108

Total related tax benefit	$320	$423	$1,208	$1,268

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Values of Assets and Liabilities

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

•
Investment securities:   The Company measures and reports its financial assets and liabilities, including investment securities, in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. The estimated fair values for available-for-sale securities are generally based on quoted market prices for securities traded in the public marketplace. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note 3.

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

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of September 30, 2011, the Company had no Level 3 financial assets or liabilities.

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the September 30, 2011 and December 31, 2010 balances of assets and liabilities measured at fair value on a recurring basis.

September 30, 2011:
	Total	Level 1	Level 2	Level 3
	(in thousands)
U.S. Treasury securities	$27,540	$27,540	$—	$—
Government sponsored agency securities	17,946	—	17,946	—
Corporate securities	170,716	—	170,716	—
Tax-exempt municipal securities	315,599	—	315,599	—
Mortgage pass-through securities	81,913	—	81,913	—
Collateralized mortgage obligations	14,335	—	14,335	—
Asset-backed securities	61,923	—	61,923	—
Total	$689,972	$27,540	$662,432	$—

December 31, 2010:
	Total	Level 1	Level 2	Level 3
	(in thousands)
U.S. Treasury securities	$26,977	$26,977	$—	$—
Government sponsored agency securities	24,071	—	24,071	—
Corporate securities	156,269	—	156,269	—
Tax-exempt municipal securities	310,712	—	310,712	—
Mortgage pass-through securities	75,304	—	75,304	—
Collateralized mortgage obligations	17,465	—	17,465	—
Asset-backed securities	62,170	—	62,170	—
Total	$672,968	$26,977	$645,991	$—

At September 30, 2011, there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis.  Inactive markets are those in which there are few transactions for the asset, prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly.  When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity.  As of September 30, 2011, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets.  Therefore, no adjustment for market inactivity or illiquidity was necessary.  There were no transfers between levels during the three months and nine months ended September 30, 2011.

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

Index
SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company holds a limited amount ($15.8 million at September 30, 2011) of privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based in part on market information regarding interest rates, credit spreads and liquidity. The pricing matrix begins with current U.S. Treasury rates and uses credit spreads received from third-party sources to estimate fair value. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As some of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

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

Some of the statements in this Item 2 and elsewhere in this quarterly report may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general, and include statements about our expectations for future periods with respect to payroll levels, rate changes in states where we write business, our adverse development cover with Lumbermens Mutual Casualty Company (“LMC”), stockholder dividends, our capital needs and the expected effect of operational changes and cost savings initiatives. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

Index

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

Our operations and financial performance have been impacted by changes in the U.S. economy.  The significant downturn in the U.S. economy in recent years led to lower reported payrolls, which has had a negative impact on our gross premiums written.  When our customers reduce their workforce levels, the level of workers' compensation insurance coverage they require, and, as a result, the premiums that we charge, are reduced, and if our customers cease operations, they may cancel or choose not to renew their policies.  The economic downturn and high levels of unemployment have the effect of increasing claims and claim severity and duration, which drives up our medical, indemnity and litigation costs.  The economic downturn has also diminished opportunities for injured workers to return to transitional, modified duty positions during their recoveries, which has lengthened the periods of their recoveries and increased our medical, indemnity and litigation costs, particularly in California.  The longer a claim remains open, the more exposed we become to the effects of medical cost inflation.  All of these factors have had, and could continue to have, a significant negative impact on our claims costs.

Index

If we fail to accurately assess our future claims costs, our loss reserves may be inadequate to cover our actual losses.  As discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations  –  Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in our 2010 Annual Report on Form 10-K, there are many variables that can impact the adequacy of our loss and loss adjustment expense liabilities and we continually refine our loss reserve estimates.  In response to the factors described in the preceding paragraph, we strengthened our loss reserves for prior accident years by $31.2 million in the nine months ended September 30, 2011, and $30.5 million in the nine months ended September 30, 2010. We may ultimately conclude that our current estimate of loss reserves is inadequate, if the negative claim trends described above continue or worsen. Future adverse development could require us to increase our loss reserves, which could have a material adverse effect on our earnings and financial position in the periods in which such increases are made.

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

We recently announced several changes designed to improve our operational efficiency, reduce expenses and limit our exposure to certain unprofitable or volatile segments of our business. In July 2011, we announced that we had ceased agriculture underwriting in California. This business had previously accounted for approximately 13.0% of our California premiums. In October 2011, we announced stricter eligibility requirements for our construction business in California; the closure of branch offices in Needham, Massachusetts and Concord, California; and a staff reduction of approximately six percent. In the future, we will offer California construction coverage only to contractors with estimated annual premiums of $500,000 or more, and only on loss-sensitive plans. Approximately 43.2% of our current California in-force premiums fall into the categories of construction accounts with (i) annual premiums less than $500,000 or (ii) annual premiums of $500,000 or more written on a guaranteed cost basis, which we no longer write as of October 2011. Although we expect these actions to have a negative impact on our premium writings and profitability in the short term, we believe they will enhance our prospects for long-term profitability and bring greater balance to our book of business as we grow in other jurisdictions and segments.

Results of Operations

Three Months and Nine Months Ended September 30, 2011 and 2010

Gross Premiums Written. Gross premiums written consist of direct premiums written and premiums assumed from the National Council on Compensation Insurance (“NCCI”) residual market pools. The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended September 30, 2011 totaled $56.8 million, an increase of $5.1 million, or 9.9%, from $51.7 million of gross premiums written in the same period of 2010. Gross premiums written for the nine months ended September 30, 2011 totaled $194.1 million, an increase of $2.4 million, or 1.3%, from $191.7 million of gross premiums written in the same period of 2010.

Our “Program Business” contributed $20.4 million or 35.9% of gross premiums written in the three months ended September 30, 2011, compared to $16.8 million or 32.5% of gross premiums written for the same period in 2010. Our Program Business includes alternative markets, small maritime programs and small energy programs. Gross premiums written from our “core” product lines remained nearly flat as compared to the same period in 2010.

For the nine months ended September 30, 2011, our core product lines contributed $128.0 million or 66.0% of gross premiums written in the period compared to $136.3 million or 71.1% of gross premiums written in the same period in 2010. The decrease in core product lines was partially offset by an increase of $12.0 million in our Program Business, which contributed $62.5 million or 32.2% of gross premiums written in the period compared to $50.5 million or 26.3% of gross premiums written in the same period in 2010.

Excluding work we perform as the servicing carrier for the Washington State USL&H Assigned Risk Plan and excluding business assumed from the NCCI residual market pools, the total number of customers we serviced decreased from approximately 1,670 at September 30, 2010 to approximately 1,560 at September 30, 2011. The majority of the customer decrease was in our core business, which was offset by an increase of approximately 130 customers in our Program Business. By design, our Program Business will have a larger number of customers with a smaller average premium size than our core business. Our average premium size at September 30, 2011 was approximately $256,000 in our core business and $105,000 in our Program Business, compared to approximately $230,000 in our core business and $98,000 in our Program Business one year earlier.

Index

Total in-force payrolls, a factor used in determining premiums charged, decreased 8.3% from $7.2 billion at September 30, 2010 to $6.6 billion at September 30, 2011. California continues to be our largest market, accounting for approximately $142.9 million or 50.6% of our in-force premiums at September 30, 2011. This represents a decrease of $4.2 million, or 2.9%, from approximately $147.1 million, or 49.1%, of total in-force premiums in California at September 30, 2010.

Premiums assumed from the NCCI residual markets for the three months ended September 30, 2011 totaled $0.9 million, which was nearly flat compared to the same period in 2010. For the nine months ended September 30, 2011, assumed premiums increased $1.0 million, or 71.4%, to $2.4 million from $1.4 million for the same period in 2010. The majority of the increase for the nine months ended September 30, 2011 was the result of increases in our actuarial NCCI reapportionment estimate. The balance of our gross premiums written (consisting of Washington State USL&H Assigned Risk Plan, general liability and other miscellaneous amounts) for the nine months ended September 30, 2011 totaled $1.2 million, compared to $3.5 million in the same period in 2010.

Net Premiums Written.  Net premiums written totaled $46.6 million for the three months ended September 30, 2011, which remained nearly flat as compared to the same period in 2010. For the nine months ended September 30, 2011, net premiums written totaled $164.3 million, a decrease of $13.5 million, or 7.6%, from $177.8 million in the same period of 2010. The decrease in net premiums written for the nine months ended September 30, 2011 was primarily attributable to an increase in ceded premiums written of $16.0 million as a result of a higher ceding rate in our excess of loss reinsurance program that renewed in October 2010. Our ceding rate increased by approximately 141.0% as a result of lowering the attachment point from $0.5 million to $0.25 million and increasing maximum coverage from $85.0 million to $100.0 million. The increase in ceded premiums written was partially offset by the increase in gross written premiums.

Net Premiums Earned.  Net premiums earned totaled $64.0 million for the three months ended September 30, 2011, compared to $65.1 million for the same period in 2010, representing a decrease of $1.1 million, or 1.7%. For the nine months ended September 30, 2011, net premiums earned totaled $182.8 million, a decrease of $8.5 million, or 4.5%, from $191.4 million in the same period of 2010. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned increased $3.6 million, or 5.2%, to $73.3 million for the three months ended September 30, 2011 from $69.7 million for the same period in 2010. Our direct premiums earned for the nine months ended September 30, 2011 increased $5.2 million, or 2.5%, to $209.8 million from $204.6 million for the same period in 2010.

The following is a summary of our top five markets based on direct premiums earned:

	Nine Months Ended September 30,
	2011		2010
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$104,372	49.8%	$95,666	46.8%
Louisiana	19,174	9.1	19,726	9.6
Alaska	12,093	5.8	11,186	5.5
Texas	11,945	5.6	10,778	5.3
Washington	8,134	3.9	7,233	3.5
Total	$155,718	74.2%	$144,589	70.7%

Net premiums earned are also affected by premiums ceded under reinsurance agreements and premiums we involuntarily assumed from the NCCI residual markets. Ceded premiums earned for the three months ended September 30, 2011 totaled $10.6 million compared to $6.0 million for the same period in 2010, representing an increase of $4.6 million, or 76.7%. Ceded premiums earned for the nine months ended September 30, 2011 totaled $29.9 million compared to $16.4 million for the same period in 2010, representing an increase of $13.5 million, or 82.3%. The majority of the increase in ceded premiums in the three months and nine months ended September 30, 2011 was the result of higher ceding rates under our October 2010 reinsurance program. On October 1, 2011, we entered into a new reinsurance program wherein the ceding rate decreased approximately 50% from the expiring rate.  The lower ceding rate will result in lower ceded premiums and losses during the reinsurance program. Earned premiums assumed from the NCCI residual markets for the nine months ended September 30, 2011 totaled $2.9 million, which was nearly flat compared to the same period in 2010.

Index

Net Investment Income.  Net investment income was $5.2 million for the three months ended September 30, 2011 compared to $5.8 million for the same period in 2010, representing a decrease of $0.6 million, or 11.1%. For the nine months ended September 30, 2011, net investment income totaled $15.8 million, a decrease of $1.9 million, or 10.9%, from $17.8 million in the same period of 2010. Average invested assets for the three months ended September 30, 2011 increased $6.5 million, or 0.9%, from $703.9 million in 2010 to $710.4 million in 2011. For the nine months ended September 30, 2011, average invested assets increased $24.9 million, or 3.7%, from $680.2 million in 2010 to $705.0 million in 2011. Our yield on average invested assets for the three months ended September 30, 2011 was approximately 2.9% compared to approximately 3.3% for the same period in 2010. For the nine months ended September 30, 2010, our yield on average invested assets was 3.0% compared to approximately 3.5% for the same period in 2010.

Net Realized Gains.  Net realized gains totaled $0.3 million for the three months ended September 30, 2011 compared to $3.9 million for the same period in 2010. For the nine months ended September 30, 2011, net realized gains totaled $0.7 million compared to $14.3 million in the same period of 2010. The realized gains in 2010 related primarily to the sale of investment securities to enable us to realize a portion of our tax capital loss carry forwards, which totaled approximately $15.0 million at December 31, 2009. Those capital loss carry forwards were fully realized in 2010.

Other Income.  Other income totaled $1.0 million and $3.3 million for the three months and nine months ended September 30, 2011, respectively, which remained nearly flat as compared to the same periods in 2010. Other income is derived primarily from the operations of PointSure, our wholesale broker and third party administrator, and PMCS, our provider of medical bill review, utilization review, nurse case management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $48.6 million for the three months ended September 30, 2011, nearly flat compared to $49.0 million for the same period in 2010. For the nine months ended September 30, 2011, loss and loss adjustment expenses totaled $164.6 million, compared to $173.1 million for the same period in 2010, representing a decrease of $8.6 million, or 4.9%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended September 30, 2011 was 75.5% compared to 74.8% for the same period in 2010. Our net loss ratio for the nine months ended September 30, 2011 was 89.5% compared to 90.1% for the same period in 2010.

As discussed under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses – Actuarial Loss Reserve Estimation Methods” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, we use an expected loss ratio (“ELR”) method to establish the loss reserves for the current accident year. Once the accident year is complete and begins to age, the ELR method is blended with the actual paid and incurred losses development to determine the revised estimated ultimate losses for the accident year.

Accident year 2011 is incomplete, as only nine months of the year have been earned as of September 30, 2011. An ELR was established for each jurisdiction and type of loss (indemnity, medical, ALAE) and was multiplied by the booked accident year earned premium to produce the ultimate losses to date.  The ELR selections are reviewed quarterly with each internal reserve study.  Given the short experience period for the current accident year, the ELRs are usually maintained at least through the first 12 months of the accident year and revised thereafter as the underlying data matures. The net ELR used in the first nine months of accident year 2011 was 62.5%, compared to 64.5% for the same period in 2010. The 2011 accident year ELR takes into consideration the development of recent accident years, as well as the provisions of the excess-of-loss reinsurance treaty that we entered into on October 1, 2010.

For prior accident years, the ultimate loss estimates at September 30, 2011 were higher when compared to June 30, 2011 and resulted in a net increase of $2.3 million in our loss reserves in the third quarter of 2011. Adverse development of prior year direct loss reserves totaled $3.0 million and related to accident year 2010. This adverse development was offset by $0.2 million of net favorable development from other amounts such as loss based assessments, ULAE and losses assumed from the NCCI pools and a reinsurance commutation gain of $0.5 million.

Index

For the nine months ended September 30, 2011, our loss reserves for prior accident years increased by a net amount of $30.6 million. Adverse development of prior year direct loss reserves totaled $33.5 million and related to the following accidents years: $7.4 million in 2010, $8.5 million in 2009, $8.8 million in 2008, $6.6 million 2007 and $2.2 million in 2006 and prior. This adverse development was offset by $2.4 million of favorable net development from other amounts such as ULAE, loss based assessment and losses from the NCCI pools and a reinsurance commutation gain of $0.5 million.

Due to the longer tail nature of workers’ compensation claims, movements in an accident year’s ultimate loss estimate can be reasonably expected.

As of September 30, 2011, we had recorded a receivable of approximately $3.0 million for KEIC loss development under the adverse development cover we entered into with LMC on September 30, 2003, the date we acquired KEIC from LMC. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At September 30, 2011, we had access to approximately $3.1 million under a related collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $18.3 million for the three months ended September 30, 2011, compared to $17.6 million for the same period in 2010, representing an increase of $0.6 million, or 3.5%. For the nine months ended September 30, 2011, underwriting expenses totaled $56.0 million, an increase of $2.5 million, or 4.8%, from $53.5 million in the same period of 2010. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses by premiums earned, for the three months ended September 30, 2011 was 28.5%, compared to 27.1% for the same period in 2010. For the nine months ended September 30, 2011, our net underwriting expense ratio was 30.6%, compared to 27.9% for the same period of 2010. The increases in the expense ratios for the three month and nine month periods ended September 30, 2011 were primarily the result of increased underwriting expenses and decreased premiums earned as compared to the same periods in 2010. We estimate that the recent office closures and staff reductions will reduce underwriting expense by approximately $3.2 million annually, which will be offset in part by severance, transition services and office closure costs of approximately $1.1 million to be recognized in the fourth quarter of 2011.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $0.1 million and $0.4 million for the three months and nine months ended September 30, 2011, respectively, which remained nearly flat as compared to the same periods in 2010.  The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, remained flat at 4.3% at September 30, 2011 as compared to September 30, 2010.

Other Expenses. Other expenses totaled $2.0 million for the three months ended September 30, 2011, compared to $1.8 million for same period in 2010, representing an increase of $0.2 million, or 12.0%.  For the nine months ended September 30, 2011, other expenses totaled $6.1 million, an increase of $0.5 million, or 8.7%, from $5.6 million in the same period of 2010. Other expenses result primarily from the operations of PointSure and PMCS, which accounted for approximately $1.5 million and $4.9 million of expenses for the three months and nine months ended September 30, 2011, respectively, compared to $1.5 million and $4.7 million for the same periods in 2010.

Income Tax Expense (Benefit). The effective tax rate for the three months ended September 30, 2011 was 7.2%, compared to 27.9% for the same period in 2010. For the nine months ended September 30, 2011, our effective tax rate resulted in a tax benefit equal to 40.4% of pre-tax income, compared to 61.7% in the same period of 2010. Our effective tax rates vary from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At September 30, 2011, approximately 45.2% of our investment portfolio was invested in tax-exempt municipal bonds, compared to approximately 48.0% at September 30, 2010.

 Net Income (Loss).  Net income was $1.6 million for the three months ended September 30, 2011, compared to $5.4 million for the same period in 2010, representing a decrease of $3.8 million, or 70.0%. Net loss for the nine months ended September 30, 2011 totaled $13.9 million, an increase of $11.4 million, or 454.1%, from $2.5 million in the same period of 2010. The decrease in net income for the three months ended September 30, 2011 resulted primarily from decreases in net realized gains as compared to the same period in 2010. The increase in net loss for the nine months ended September 30, 2011 resulted primarily from decreases in net realized gains and premiums earned as compared to the same period in 2010.

Index

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary uses of funds are to pay claims and operating expenses, to purchase investments and to pay declared common stock dividends.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have a limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of September 30, 2011 had an effective duration of 4.4 years with individual maturities extending out to 29 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

At September 30, 2011, our investment portfolio consisted of investment grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2011, our reinsurance program provides for retention of the first $0.5 million of each loss occurrence. The next $0.5 million of losses per occurrence (excess of the first $0.5 million of losses retained by us) are 50% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $75.0 million per loss occurrence, subject to various deductibles, limitations and exclusions as more fully described in the treaties. The new reinsurance program is effective through September 30, 2012. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

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

Our unaudited condensed consolidated net cash provided by operating activities for the nine months ended September 30, 2011 was $17.2 million, compared to our cash flow from operations of $54.0 million for the same period in 2010. The decrease was mainly attributable to an increase in paid losses, net of reinsurance recoverables, and a decrease in premium collections.

Net cash provided by investing activities was $2.2 million in the nine months ended September 30, 2011, compared to net cash used of $38.9 million during the same period in 2010. The increase in net cash provided by investing activities was primarily driven by an increase in investment maturities and redemptions, as well as a decrease in purchases of investments.

For the nine months ended September 30, 2011, cash used in financing activities totaled $4.2 million, compared to $2.7 million in the same period in 2010. The increase was primarily due to stockholder dividend payments, which began in the second quarter of 2010, and the surrender of stock to cover tax withholding obligations associated with the vesting of restricted stock.

As of September 30, 2011, SBIC’s statutory surplus totaled $289.1 million (unaudited), compared to $300.3 million (unaudited) as of September 30, 2010.

Index

Contractual Obligations and Commitments

During the nine months ended September 30, 2011, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recent Accounting Pronouncements

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of an employee's compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs - Capitalized Advertising Costs. All other costs related to the acquisition of new or renewal insurance contracts are required to be expensed as incurred. This ASU is effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. We will adopt this guidance retrospectively effective January 1, 2012. Although we continue to evaluate the impact of adopting the new guidance, we currently estimate that adoption will reduce our December 31, 2011 retained earnings (the period immediately prior to adoption) by approximately $4.5 million, net of taxes.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements. An entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. We adopted this guidance retrospectively effective September 30, 2011.  The adoption of ASU 2011-05 did not have a material effect on our consolidated financial condition or results of operations.

Index

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to simplify the current two-step goodwill impairment test required under Topic 350. Under this update an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If such a determination is not reached, then performance of further impairment testing is not necessary. The new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011.  However, early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial condition or results of operations.

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

Interest Rate Risk

We had fixed-income investments with a fair value of $690.0 million at September 30, 2011 that are subject to interest rate risk compared with $673.0 million at December 31, 2010. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

Since December 31, 2010, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Index

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during third quarter 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The disclosure set forth below updates specific risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011. Other than as described below, there were no material changes to the risk factors set forth in such report.

Under the heading “Item 1A. Risk Factors – Risks Related to Our Business – We could be adversely affected by the loss of one or more principal employees or by an inability to attract or retain staff,” we included a discussion about the potential adverse impact to our business of losing a member of our senior management team. On July 13, 2011, we announced the resignation of Scott H. Maw, our senior vice president and chief financial officer. On September 13, 2011, we announced the appointment of Neal A. Fuller as senior vice president and chief financial officer. As a result, the specific references to selecting a new chief financial officer and the duties of that position no longer apply.

Under the heading “Item 1A. Risk Factors – Risks Related to Our Business – If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected,” we included a discussion of our then-current excess of loss reinsurance treaty program covering the business that we write or renew. Effective October 1, 2011, we entered into new reinsurance agreements with nonaffiliated reinsurers wherein we retain the first $0.5 million of each loss occurrence and the next $0.5 million of losses per occurrence are 50% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $75.0 million per loss occurrence, subject to various deductibles, limitations and exclusions as more fully described in the agreements. The new reinsurance program is effective through September 30, 2012.

Under the heading “Item 1A. Risk Factors – Risks Related to Our Business – If we are unable to realize our investment objectives, our financial condition may be adversely affected,” we included a discussion of various domestic and international factors that could influence the capital markets and the value of the securities we own. On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from “AAA” to “AA+”, which had an initial adverse effect on financial markets. We are unable to predict the longer-term impact that this action or any future related actions may have on financial markets.

As of September 30, 2011, our investment portfolio included approximately $338.5 million of debt securities issued by various states, counties, cities and other municipal issuers. Many of these issuers are in serious financial condition due to many factors, including the impact of the prolonged economic recession and downturn. A continuation or worsening of current economic conditions could cause the value of these securities to decline or could cause some issuers of securities in our portfolio to default on their obligations. To date, we have experienced no defaults by municipal issuers and principal and interest payments continue to be received according to schedule. Approximately 27.9% of bonds in our municipal portfolio are backed by secondary bond insurance. If issuers of municipal securities we hold default on, or delay payment of, their obligations, or if bond insurers default on their obligations or the amount of bond insurance is inadequate, our financial position and results of operations may suffer harm, which could be material.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended September 30, 2011:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month # 1 (July 1, 2011 through July 31, 2011)	–	–	–	–
Month # 2 (August 1, 2011 through August 31, 2011)	6,194	$9.80	–	–
Month # 3 (September 1, 2011 through September 30, 2011)	–	–	–	–

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended September 30, 2011. The above shares of common stock were surrendered by our employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards issued under our 2005 Plan.

Item 6.  Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT HOLDINGS, INC.

Date: November 4, 2011	By:	/s/ John G. Pasqualetto
John G. Pasqualetto
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Neal A. Fuller
Neal A. Fuller
Senior Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

Index

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this quarterly report on Form 10-Q is incorporated herein by reference. Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1, 32.2 and 101 are being furnished with this quarterly report on Form 10-Q.

Exhibit
Number	Description

10.1
Employment offer letter, dated as of August 25, 2011, between SeaBright Insurance Company andNeal A. Fuller (incorporated by reference to the Company’s current report on Form 8-K (file no.001-34204), filed on September 13, 2011).

10.2
Amendment, dated as of August 3, 2011, to Section 3(e) of the Amended Employment Agreement between Scott H. Maw and SeaBright Insurance Company (incorporated by reference to the Company’s current report on Form 8-K (file no. 001-34204), filed on August 5, 2011).

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

101	Interactive Data Files