Form 10-K
period 2011-12-31
SeaBright Holdings, Inc.
filed 2012-03-05
CIK 1267201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2011 as reported by the New York Stock Exchange, was $206,610,070.

The number of shares of the registrant’s common stock outstanding as of March 2, 2012 was 22,335,549.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the SeaBright Holdings, Inc. definitive Proxy Statement for its 2012 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011 are incorporated by reference in Part III of this Form 10-K.

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

•
references to the “Company,” “we,” “us” or “our” refer to SeaBright Holdings, Inc. and its subsidiaries, SeaBright Insurance Company, PointSure Insurance Services, Inc. and Paladin Managed Care Services, Inc., and prior to the date of the Acquisition, include references to our predecessor;

•	the term “our business” refers to the business conducted by the Company since October 1, 2003 and with respect to periods prior to October 1, 2003, to the business conducted by our predecessor; and

•	references to “SeaBright” refer solely to SeaBright Holdings, Inc., unless the context suggests otherwise.

Item 1.  Business.

Overview

We are a holding company whose wholly-owned subsidiary, SeaBright Insurance Company, operates as a specialty underwriter of multi-jurisdictional workers’ compensation insurance. Through our other wholly-owned subsidiaries, PointSure Insurance Services, Inc. and Paladin Managed Care Services, Inc., we also provide related wholesale brokerage services and integrated managed medical care services. SeaBright Insurance Company is domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. SeaBright Insurance Company is licensed in 49 states, the District of Columbia and Guam, to write workers’ compensation and other lines of insurance. Traditional underwriters of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved.

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

Our Corporate Structure

Our corporate structure was as follows at December 31, 2011:

SeaBright Insurance Company (“SBIC”), a specialty provider of multi-jurisdictional workers’ compensation insurance for a range of industries, from small energy and maritime businesses to larger, more complex high and medium hazard operations with the potential for severe injury.

PointSure Insurance Services, Inc. (“PointSure”), a national specialty wholesale insurance broker and program manager that has been granted underwriting authority with select “A” rated carriers and offers multiple lines of coverage in all 50 states, the District of Columbia, and Guam. PointSure distributes our state act, maritime and alternative dispute resolution products and also offers insurance products from non-affiliated insurers.

Paladin Managed Care Services, Inc. (“PMCS”), a provider of medical bill review, utilization review, physician case management and related services, whose physician-guided managed care solutions help reduce workers’ compensation claims costs, and facilitate a timely, more complete recovery for injured workers. PMCS offers managed care services to SBIC and non-affiliated entities.

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

Development
The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Favorable or unfavorable development of loss reserves is reflected in our consolidated statements of operations and comprehensive income (loss) in the periods in which the ultimate loss estimates are revised.

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

On July 14, 2003, SeaBright entered into a purchase agreement with Kemper Employers Group, Inc. (“KEG”), LMC and the Eagle Entities. Pursuant to the purchase agreement, we acquired 100% of the issued and outstanding capital stock of Kemper Employers Insurance Company (“KEIC”) and PointSure Insurance Services, Inc. (“PointSure”), a wholesale insurance broker, and acquired tangible assets, specified contracts, renewal rights and intellectual property rights from LMC and the Eagle Entities. We acquired KEIC, a shell company with no in-force policies or employees, solely for the purpose of acquiring its workers’ compensation licenses in 43 states and the District of Columbia and for its certification with the United States Department of Labor.

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

On January 26, 2005, we closed the initial public offering of 8,625,000 shares of our common stock at a price of $10.50 per share for net proceeds of approximately $80.8 million, after deducting underwriters’ fees, commissions and offering costs totaling approximately $9.8 million. Approximately $74.8 million of the net proceeds were contributed to SeaBright Insurance Company. In connection with our initial public offering, all outstanding shares of our Series A preferred stock were converted into shares of our common stock.

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

In December 2007, we completed the acquisition of Total HealthCare Management, Inc. (“THM”), a privately held California provider of medical bill review, utilization review, nurse case management and related services, for a purchase price of $1.2 million. Following the acquisition, THM became a wholly owned subsidiary of SeaBright. In May 2011, THM was renamed Paladin Managed Care Services, Inc.

In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction was a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. PointSure paid approximately $159,000 as additional purchase consideration upon completion of a contingency period in 2009. Following the acquisition, BWNV became a wholly owned subsidiary of PointSure. In November 2010, PointSure reorganized its corporate structure and directly assumed the business and operations of BWNV. The BWNV legal entities were subsequently dissolved.

Services Arrangements

In connection with the Acquisition, we entered into services agreements with LMC and certain of its affiliates that require us to provide certain service functions to the Eagle Entities in exchange for fee income. The services that we are required to provide to the Eagle Entities under these agreements include administrative services, such as underwriting, billing, collection, safety and accounting services, and claims services, including claims administration, claims investigation and loss adjustment and settlement services. For the years ended December 31, 2011, 2010 and 2009, we recognized approximately $0.2 million, $0.2 million, and $0.3 million, respectively, in service fee income from LMC and its affiliates under these services arrangements.

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

•
Focus on Larger Accounts.  We target a relatively small number of larger, more safety-conscious employers (businesses with 50 to 400 employees) within our niche markets. We had over 1,500 customers with an average estimated annual premium size of approximately $175,000 at December 31, 2011 compared to approximately $177,000 at December 31, 2010, a reflection of lower premium rates in many jurisdictions, the continuing impact of a slow recovery from the economic recession and the expansion of our Alternative Markets and Small Maritime Program products (referred to as our “Program Business”). We believe this focus, together with our specialized underwriting expertise, increases the profitability of our book of business primarily because the more extensive loss history of larger customers enables us to better predict future losses, allowing us to price our policies more accurately. Our focus on larger accounts also enables us to provide individualized attention to our customers, which we believe leads to higher satisfaction and long-term loyalty.

•
Proactive Loss Control and Claims Management.  We consult with employers on workplace safety, accident and illness prevention and safety awareness training. We also offer employers medical and disability management tools that help injured employees return to work more quickly. These tools include access to a national network of physicians, case management nurses and a national discount pharmacy benefit program. Our strong focus on proven claims management practices helps minimize attorney involvement and expedites the settlement of valid claims. In addition, our branch office network affords us extensive local knowledge of claims and legal environments, further enhancing our ability to achieve favorable results on claims. As of December 31, 2011, approximately 98% of our total time loss claims were handled in-house as opposed to being handled by third-party administrators. Our claims managers and claims examiners are highly experienced, with an average of over 19 years in the workers’ compensation insurance industry.

•
Experienced Management Team.  The members of our senior management team, consisting of John G. Pasqualetto, Richard J. Gergasko, Neal A. Fuller, Richard W. Seelinger, Marc B. Miller, M.D., D. Drue Wax, Esq., and Jeffrey C. Wanamaker, average over 27 years of insurance industry experience, and over 23 years of workers’ compensation insurance experience.

•
Strong Distribution Network.  We market our products through independent brokers, licensed program managers and PointSure. This two-tiered distribution system provides us with flexibility in originating premiums and managing our commission expense. PointSure produced approximately 23.2% of our direct premiums written in 2011 and 23.5% of our customers as of December 31, 2011. We are highly selective in establishing relationships with independent brokers. As of December 31, 2011, we had appointed 235 independent brokers to represent our products. In addition, we negotiate commissions for the placement of all risks that we underwrite. For the year ended December 31, 2011, our ratio of net commission expense to net premiums earned was 10.1% including business assumed from the National Council on Compensation Insurance, Inc., or NCCI, residual market pools.

Strategy

We pursue profitable growth and favorable returns on equity through the following strategies:

•
Actively Manage our Business; Respond to Current Trends. Our management team is committed to actively managing our business, particularly in this challenging business climate, and taking whatever corrective actions are necessary. For example, following a thorough review of our exposure to certain states and industries where market conditions make it difficult for us to underwrite at a profit, we announced in October 2011 the closure of offices in Massachusetts and Northern California and a reduction in headcount of 17 employees (approximately 6% of the SBIC workforce). We also announced new underwriting requirements for our California construction business. Effective October 1, 2011, we now offer construction coverage in California only to contractors with estimated annual premiums greater than $500,000 and only on a loss-sensitive basis. We no longer offer guaranteed cost plans to California contractors. While we expect these changes to reduce our coverage in the California construction business, we are focused on expanding our coverage in other industries, such as healthcare and manufacturing, as well as in other states where we currently do business.

•
Expand Business in Target Markets.   Excluding approximately $4.3 million of direct premiums written under the Washington USL&H Plan, we wrote approximately 49.2% of our direct premiums in California, 8.7% in Louisiana and 6.0% in Texas for the year ended December 31, 2011. Alaska and Pennsylvania accounted for 4.6% and 3.9%, respectively, of our direct premiums written in 2011. Cash provided by operations has provided us with the necessary capital to enable us to increase the amount of insurance business that we are able to write in these and other markets. We believe that our product offerings, combined with our specialized underwriting expertise and niche market focus, have positioned us to increase our market share in our target markets when doing so is desirable.

•
Increase Distribution and Leverage Key Relationships.  We are focusing our marketing efforts on developing relationships with brokers and licensed program managers that have expertise in our product offerings.

•
Effectively Manage Overall Medical Claims Cost.  Under the direction of our Chief Medical Officer, we are working within medical provider networks to expand our own network of physicians that we believe will consistently produce the best outcome for injured workers and permit them to return to work more quickly. We believe this strategy enhances our profitability over time by reducing our overall claims cost. PMCS is also an important element of our medical cost management strategy. PMCS’s medical bill review, utilization review, medical case management and other services help to reduce our claim costs while ensuring that injured workers receive the care they need.

•
Focus on Profitability.  We continue our focus on underwriting discipline and profitability by selecting risks prudently, pricing our products appropriately and focusing on larger accounts in our target markets.

•
Continue to Develop Scalable Technology.  Our in-house technology department has developed effective and customized analytical tools that we believe significantly enhance our ability to write profitable business and administer claims in a cost-effective manner. In addition, these tools allow for seamless connectivity with our branch offices. Our automated underwriting system for small maritime accounts has allowed us to successfully expand into a different customer class than we have typically served. We intend to continue making investments in advanced and reliable technological infrastructure, including the extension of our small maritime system to smaller customers in other industries that we write.

Customers

We currently provide workers’ compensation insurance to the following types of customers:

•
Employers who are obligated to pay insurance benefits specifically under state workers’ compensation laws. We primarily target employers in states that we believe are underserved, such as Louisiana, Texas, Alaska and Florida.

•
Maritime employers with complex coverage needs over land, shore and navigable waters. This involves underwriting liability exposures subject to various state and federal statutes and applicable maritime common law. Our customers in this market are engaged primarily in ship building and repair, pier and marine construction, stevedoring, offshore oil and gas development and exploration.

•	Employers who are party to collectively bargained workers’ compensation agreements that provide for settlement of claims out of court in a negotiated process.

State Act Customers

We provide workers’ compensation insurance to employers who are obligated to pay benefits to employees under state workers’ compensation laws. Approximately 75.5% of our state act business is written in California, Alaska, Pennsylvania, Connecticut, and New Jersey. We provide coverage under state statutes that prescribe the benefits that employers are required to provide to their employees who may be injured in the course of their employment. Our policies are issued to employers. The policies provide payments to covered, injured employees of the policyholder for, among other things, temporary or permanent disability benefits, death benefits, medical benefits and hospital expenses. The benefits payable and the duration of these benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. We are one of a few insurance carriers that have a local claim office in Alaska and Hawaii and, as such, we do not need to rely on third party administrators in these two markets.

For the year ended December 31, 2011, we received approximately $160.0 million, or 63.0%, of our direct premiums written (excluding premiums written under the Washington USL&H Plan which are ceded 100% back to the plan) from state act customers. We define a state act customer as a customer whose exposure arises only under state workers’ compensation laws and is not a maritime customer or an ADR customer.

Maritime Customers

Providing workers’ compensation insurance to maritime customers with multi-jurisdictional liability exposures was the core of the business of our predecessor, Eagle Pacific Insurance Company, which began writing specialty workers’ compensation insurance over 26 years ago, and remains a key component of our business today. We are authorized by the U.S. Department of Labor to write maritime coverage under the USL&H Act in all federal districts, and believe, based primarily on the experience of our management team, that we are highly qualified underwriters in this niche in the United States. The USL&H Act is a federal law that provides benefits to any person engaged in maritime employment, including longshoreman or others engaged in long shoring operations and any harbor workers including shipbuilders, ship repairers and ship breakers. The employee’s injury or death must occur upon navigable waters of the United States, including any adjoining pier, wharf, dry dock, terminal, building way, marine railway or other adjoining area customarily used by an employer in loading, unloading, repairing, dismantling or building a vessel.

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

The availability of maritime coverage has declined in recent years due to several factors, including market tightening and insolvency of insurers providing this type of insurance. Offshore mutual organizations have increasingly become the default mechanism for insuring exposures for maritime employers due to the withdrawal of several traditional insurance carriers from this market segment. Maritime employers that obtain coverage through offshore mutual organizations are not able to rely on the financial security of a rated domestic insurance carrier. Accordingly, these employers are exposed to joint-and-several liability along with other members of the mutual organization. We offer maritime employers cost-competitive insurance coverage (usually under a single policy) for liabilities under various state and federal statutes and applicable maritime common law without the uncertain financial exposure associated with joint-and-several liability. We believe we have very few competitors who focus on maritime employers with multi-jurisdictional liability exposures.

For the year ended December 31, 2011, we received approximately $69.6 million, or 27.4%, of our direct premiums written (excluding premiums written under the Washington USL&H Plan which are ceded 100% back to the plan) from our maritime customers. We define a maritime customer as a customer whose total workers’ compensation premium consists of at least 10% of maritime premium. When we use the term maritime exposure in this annual report, we refer to premium under the USL&H Act and its extensions, including the OCSLA, the Jones Act, or both. Not all of the direct premiums written from our maritime customers are for maritime exposures. For the year ended December 31, 2011, approximately 69.5% of our direct premiums written for maritime customers were for maritime exposures. Our experience writing maritime coverage attracts maritime customers for whom we can also write state act and ADR coverage.

Employers Party to Collectively Bargained Workers’ Compensation Agreements

We also provide workers’ compensation coverage for employers that are party to collectively bargained workers’ compensation agreements with trade unions, also known as ADR programs. These programs use informal arbitration instead of litigation to resolve disputes out of court in a negotiated process. ADR insurance programs in California were made possible by legislation passed in 1993 and expanded by legislation passed in 2003. In 2003, these ADR programs became available to all unionized employees in California, where previously they were available only to unionized employees in the construction industry. We are recognized by 18 labor/management programs as authorized to provide coverage for employers that are party to collectively bargained workers’ compensation agreements with trade unions. We are aware of 11 states, including California, Florida and Hawaii, which have enabling legislation allowing for the creation of ADR collectively bargained workers’ compensation insurance programs. SeaBright has played an active role in gaining enabling legislation in some of these states, including Nevada.

The primary objectives of an ADR program are to reduce litigation costs, improve the quality of medical care received by the injured employee, improve the delivery of benefits, promote safety and increase the productivity of union employers by reducing workers’ compensation costs. The ADR process is generally handled by an ombudsman, who is typically experienced in the workers’ compensation system. The ombudsman gathers the facts and evidence in a dispute and attempts to use his or her experience to resolve the dispute among the employer, employee and insurance carrier. If the ombudsman is unable to resolve the dispute, the case goes to mediation or arbitration.

ADR programs have had many positive effects on the California workers’ compensation process. For example, a 2009 study conducted by the California Workers’ Compensation Institute revealed that attorney involvement decreased by 35% for claims handled under ADR programs as opposed to claims handled under California’s statutory workers’ compensation system. We are one of the few insurance companies that offer this product in the markets we serve.

For the year ended December 31, 2011, we received approximately $24.2 million, or 9.5%, of our direct premiums written (excluding premiums written under the Washington USL&H Plan which are ceded 100% back to the plan) from customers who participate in ADR programs. Nearly 84% of our 2011 ADR premiums were in California. As a result of the new underwriting requirements for California construction risks announced in October 2011, we expect our ADR premiums to decrease significantly in 2012. We define an ADR customer as any customer who pays us a premium for providing the customer with insurance coverage in connection with an ADR program. Not all of the direct premiums written from our ADR customers are for ADR exposures. Our experience writing ADR coverage attracts ADR customers for whom we can also write state act and maritime coverage. For the year ended December 31, 2011, approximately 86.3% of our direct premiums written for ADR customers were for ADR exposures.

Customer Concentration

For the year ended December 31, 2011, our largest customer had annual direct premiums written of approximately $6.7 million, or 2.7% of our total direct premiums written (excluding premiums for the Washington USL&H Plan). We are not dependent on any single customer, the loss of whom would have a material adverse effect on our business. For the year ended December 31, 2011, we had direct premiums written of $253.7 million, excluding premiums written under the Washington USL&H Plan. Our three largest customers had combined 2011 annual direct premiums written of $12.7 million, or 5.0% of our total direct premiums written for the year ended December 31, 2011. We do not expect the size of our largest customers to increase significantly over time. Accordingly, as we grow in the future, we believe our largest customers will account for a decreasing percentage of our total direct premiums written.

Distribution

We distribute our products primarily through independent brokers we have identified as having well-established workers’ compensation expertise. As of December 31, 2011, we had a network of approximately 235 appointed insurance brokers. For the year ended December 31, 2011, no broker, excluding PointSure, accounted for more than 8.7% of our direct premiums written (excluding premiums for the Washington USL&H Plan). We employ business development managers for the purpose of developing and maintaining broker relationships and also utilize third-party licensed program managers in marketing to our Program Business customers (employers within homogenous classes). Our licensed program managers do not have authority to bind coverage or pay claims.

The licensed insurance brokers with whom we contract are compensated by a commission set as a percentage of premiums. Our standard broker agreement does not contain a commission schedule because all commissions are specifically negotiated as part of our underwriting process. Our ratio of net commissions to net premiums earned for the year ended December 31, 2011 was 10.1%. Brokers do not have authority to underwrite or bind coverage on our behalf, and they are contractually bound by our broker agreement.

We also distribute our products through PointSure, our licensed in-house wholesale insurance broker. PointSure had 1,244 sub-producer agreements as of December 31, 2011 compared to 2,372 as of December 31, 2010, representing a decrease of 47.6%. The decrease resulted from an effort to inactivate sub-producers who produce little or no business for PointSure or who are not otherwise meeting their performance obligations.

PointSure is authorized to act as an insurance broker in 50 states and the District of Columbia, under corporate licenses or licenses held by one of its officers. In addition to enhancing distribution for SeaBright Insurance Company, PointSure provides SeaBright Insurance Company with a cost-effective source of business. It provides the flexibility needed to avoid the costly and time consuming process of appointing brokers directly in both existing and new territories. For the year ended December 31, 2011, excluding premiums for the Washington USL&H Plan, PointSure’s direct premiums written with SeaBright Insurance Company were $59.0 million (23.2% of total direct premiums written) compared to $61.3 million in 2010 (23.8% of total direct premiums written), and $49.3 million in 2009 (17.5% of total direct premiums written).

PointSure acts in a variety of capacities for SeaBright Insurance Company and for third parties. PointSure provides SeaBright Insurance Company with marketing, sales, distribution, and some policyholder services for its brokers that are not directly appointed with SeaBright Insurance Company. PointSure also performs services for third parties unaffiliated with SeaBright. For example, PointSure acts as a wholesale insurance broker for non-affiliated insurance companies. For these services, PointSure receives commissions from insurance carriers and/or brokerage fees on policies placed through PointSure. Incentive commissions may also be received from non-affiliated carriers based on the achievement of certain premium growth, retention and profitability objectives.

The following table provides the geographic distribution of our risks insured as represented by direct premiums written by customer type for the year ended December 31, 2011, excluding premiums written under the Washington USL&H Plan which are ceded 100% back to the plan. See the discussion under the heading “Customers” in this Item 1 for an explanation of how we classify our customers. Not all direct premiums written from our maritime and ADR customers are for maritime and ADR exposures.

	Direct Premiums Written In Year Ended December 31, 2011
State	Maritime	Alternative Dispute Resolution	State Act	General Liability	Total	Percent of Total
	(Dollars in thousands)
Alaska	$1,995	$–	$9,667	$–	$11,662	4.6%
California	16,936	20,191	87,604	–	124,731	49.2%
Connecticut	53	(1)	7,888	–	7,940	3.1%
Florida	4,683	971	2,713	–	8,367	3.3%
Hawaii	1,633	819	1,618	–	4,070	1.6%
Louisiana	17,880	33	4,213	–	22,126	8.7%
New Jersey	1,628	2	6,573	–	8,203	3.2%
Pennsylvania	997	2	8,980	–	9,979	3.9%
Texas	9,303	394	5,519	–	15,216	6.0%
Washington	7,674	–	68	–	7,742	3.1%
All others	6,769	1,743	24,933	195	33,640	13.3%
Totals	$69,551	$24,154	$159,776	$195	$253,676
Percent of Total	27.4%	9.5%	63.0%	0.1%	100.0%

Underwriting

We underwrite business on a guaranteed-cost basis. We also underwrite dividend and loss sensitive policies that make use of deductible and retrospective rating plans. Guaranteed cost plans allow for fixed premium rates for the term of the insurance policy. Although the premium rates are fixed, the final premium on a guaranteed cost plan will vary based on the difference between the estimated term payroll at the time the policy is issued and the final audited payroll after the policy expires. Dividend plans allow a policyholder to earn a cash dividend if its individual loss experience is lower than predetermined levels established at the inception of the policy. Policyholder dividends are payable only if declared by the Board of Directors of SeaBright Insurance Company. Loss sensitive plans, on the other hand, provide for a variable premium rate for the policy term. The variable premium is based on the customer’s actual loss experience for claims occurring during the policy period, subject to a minimum and maximum premium. The final premium for the policy may not be known for five to seven years or longer after the expiration of the policy. For business written on retrospective rating plans, the premium is recalculated at 12-month intervals beginning six months following expiration of the policy to reflect development on reported claims. Our loss sensitive plans allow our customers to choose to actively manage their insurance premium costs by sharing risk with us. For the year ended December 31, 2011 approximately 89.2% of our direct premiums written (excluding premiums for the Washington USL&H Plan) came from customers on guaranteed cost plans, 1.6% from customers on dividend plans and the remaining 9.2% from customers on loss sensitive plans.

We have developed small account programs that comprise less than 5% of our in-force estimated annual premium as of December 31, 2011. These programs are available only for specified classes of business as determined by our underwriting management team.  Submissions are screened through a proprietary series of questions designed to identify acceptable exposures. Submissions which do not pass the screening process are either automatically declined or referred to a desk underwriter for further evaluation. Our underwriting strategy is to identify and target individual risks with specialized workers’ compensation needs. We negotiate individual coverage plans to meet those needs with competitive pricing and supportive underwriting, risk management and customer service. Our underwriting is tailored to each individual risk, and involves a financial evaluation, loss exposure analysis and review of management control and involvement. Each account that we underwrite is evaluated for its acceptability, coverage, pricing and program design. We make use of risk sharing (or loss sensitive) plans to align our interests with those of the insured. Our underwriting department monitors the performance of each account throughout the coverage period, and upon renewal, the profitability of each account is reviewed and integrated into the terms and conditions of coverage going forward.

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

Our underwriting department is managed by experienced underwriters who specialize in the classes of business that we pursue. We have underwriting offices in Seattle, Washington; Orange, California; Anchorage, Alaska; Houston, Texas; Radnor, Pennsylvania; Chicago, Illinois; and New Orleans, Louisiana. As of December 31, 2011, we had a total of 52 employees in our underwriting department, consisting of 26 underwriting professionals and 26 support-level staff members. Our underwriting professionals average approximately 20 years of insurance industry experience. We use audits and “authority letters” to help ensure the quality of our underwriting decisions. Our authority letters set forth the underwriting authority for each individual underwriting staff member based on their level of experience and demonstrated knowledge of the product and market. We also maintain a table of underwriting authority controls in our custom-built quote and issue system that are designed to alert underwriters of pricing and coverage conflicts that are outside their granted underwriting authority. These controls compare the underwriter’s authority for premium size, commission level, pricing deviation, premium plan design and coverage jurisdiction to the terms that are being proposed for the specific policyholder. Proposals that are outside an underwriter’s authority require appropriate review and approval from our senior underwriting personnel, allowing our senior underwriting personnel to mentor and manage the individual performance of our underwriters and to monitor the selection of new accounts.

Loss Control

We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Our loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to effectively promote a safe workplace and prevent losses. Our staff has extensive experience in insurance loss control and safety. Our loss control staff consists of 18 employees as of December 31, 2011, averaging 25 years of experience in the industry. We believe this experience benefits us by allowing us to serve our customers more efficiently and effectively. Specifically, we evaluate each customer’s safety program elements and key loss exposures, and provide explanations in an internal report to the appropriate underwriter. Our loss control staff prepares risk improvement recommendations as applicable and provides a loss control opinion of risk with supporting comments.

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

Our loss control staff works closely with Marc B. Miller, M.D., our Chief Medical Officer, to assist our customers in developing tailored medical cost management and return to work strategies. We believe that by analyzing our loss data, our medical management needs and the current legal and regulatory environment, our Chief Medical Officer helps us reduce our payments for medical costs and improve the delivery of medical care to our policyholders’ employees.

We conduct large loss investigation visits on site for traumatic or fatal incidents whenever possible. Our loss control staff also conducts comprehensive re-evaluation visits prior to the expiration of a policy term on designated policies to assist the underwriter in making decisions on coverage renewal and risk improvement.

We have loss control staff located within, or in close proximity to, our offices in Anchorage, Alaska; Chicago, Illinois; Honolulu, Hawaii; Houston, Texas; New Orleans, Louisiana; Orange, California; Radnor, Pennsylvania; Phoenix, Arizona; and Seattle, Washington. The majority of our loss control staff work from resident offices. A small network of well-vetted independent consultants provides supplemental loss control service support as needed.

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

We monitor the overall price adequacy of all new and renewal policies using a weekly price monitoring report. Our rates upon renewal were up 6.5%, 2.5% and 0.1% in 2011, 2010 and 2009, respectively. Prior to 2009, our rates upon renewal had been declining, driven primarily by our California business, where rates have declined since 2004 as a result of reform legislation enacted primarily in 2003 and 2004. Following eight straight reductions, totaling 65.1%, in the advisory pure premium rates approved by the California Insurance Commissioner, in 2008, the California Insurance Commissioner approved a 5.0% rate increase effective January 1, 2009, which we adopted. The pure premium rates approved by the California Insurance Commissioner effective January 1, 2009 were 63.4% lower than the pure premium rates in effect as of July 1, 2003. More recent data has indicated the need for an increase in rates in California. The Workers’ Compensation Insurance Rating Bureau of California (the “WCIRB”) filed for rate changes on July 1, 2009, January 1, 2010, and January 1, 2011 that were rejected by the California Insurance Commissioner. SeaBright Insurance Company filed for a 10.6% rate increase effective August 1, 2009, a 15.3% rate increase effective September 1, 2010, and a 10.9% rate increase effective January 1, 2012, which were subsequently approved by the California Department of Insurance.

Claims

We believe we are particularly well qualified to handle multi-jurisdictional workers’ compensation claims. Our claims operation is organized around our unique product mix and customer needs. We believe that we can achieve quality claims outcomes because of our niche market focus, our local market knowledge and our superior claims handling practices. We have claims staff located in Seattle, Washington; Orange, California; Anchorage, Alaska; Phoenix, Arizona; Honolulu, Hawaii; Houston, Texas; Maitland, Florida; Chicago, Illinois; and Radnor, Pennsylvania. We also maintain resident claim examiners in San Diego, California, and Western Washington to better serve our client base.

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

Claims for our California ADR product are handled by our Orange, California office. Claims for our Hawaii ADR product are handled by our Honolulu, Hawaii office and claims for our Florida ADR product are handled by our staff in Maitland, Florida. By centralizing these claims in key regional locations, we have developed tailored claims handling processes, systems and procedures. We believe this claims centralization also results in enhanced focus and improved claims execution.

Claims for our state act products are handled by our regional claims offices located in Anchorage, Alaska; Phoenix, Arizona; Honolulu, Hawaii; Orange, California; Houston, Texas; Chicago, Illinois; and Radnor, Pennsylvania. We believe in maintaining a local market presence for our claims handling process. Our regional claims staff has developed a thorough knowledge of the local medical and legal community, enabling them to make more informed claims handling decisions.

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

In response to increasing claim cost trends, we have taken various actions that we believe will help stabilize our loss costs going forward, including, but not limited to, the following:

•
We created claims resolution units, staffed with select claims examiners and led by a Claim Technical Director, whose sole focus is to bring claims in troublesome accident years and mature claims stemming from expired policies to a timely, cost efficient resolution. These units are supported by a return to work specialist, in addition to staff physicians and consulting physicians, to drive improved return to work and medical management performance. The return to work specialist develops and maintains our return to work programs and works with our claim staff, consulting physicians, brokers and policyholders to promote return to work for injured workers.

•
We hired a dedicated return to work specialist focused on supporting cross-functional return to work efforts and assisting claim staff with problematic return to work cases. In addition, the ReadyReturn program has been implemented to apply a “SeaBright standard” return to work program for all new and renewal business as a condition of insurability. Program procedures are in place to identify and escalate non-compliance to ensure prompt action, including policy cancellation where necessary.

•
We implemented BrightCure PDQ, a customized physician-centric claim management model that uses both staff and consulting physicians to actively manage the medical portion of select high value claims. Target claims are identified through the use of predictive modeling and manual criteria.

•
We assigned our Vice President and Managing Litigation Counsel to lead the selection and management of qualified legal counsel and to work closely with claim management in the resolution of difficult claims.

Having a highly-experienced claims staff with manageable work loads is integral to our business model. Our claims staff is experienced in the markets in which we compete. As of December 31, 2011, we had a total of 90 employees in our claims department, including 68 claim management and technical staff and 22 support-level staff members. Our claims managers and examiners average over 19 years of experience in the workers’ compensation insurance industry.  In addition, our in-house claims examiners maintain manageable work loads so they can more fully investigate individual claims.

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

In those states where we do not have claims staff, we have made arrangements with local third party administrators to handle state act claims only. As of December 31, 2011, approximately 98% of our time loss claims were being handled in-house as opposed to being handled by third-party administrators. To help ensure the appropriate level of claims expertise, we allow only our own claims personnel to handle maritime claims, regardless of where the claim occurs.

As of December 31, 2011, there were 32 open claims in the book of KEIC claims we acquired in the Acquisition, compared to 40 open claims at December 31, 2010. Outstanding reserves related to claims we assumed in the Acquisition totaled $6.2 million (gross) and $3.3 million (net of reinsurance) at December 31, 2011.

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

Our unpaid losses consist of case amounts, which are for reported claims, and amounts for claims that have been incurred but have not yet been reported (“IBNR”) as well as adjustments to case amounts for ultimate expected losses. The amount of unpaid loss for reported claims is based primarily upon a claim-by-claim evaluation of coverage, liability or injury severity, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts for unreported claims and unpaid loss adjustment expenses are determined using historical information, adjusted to current conditions using actuarial judgment. Unpaid loss adjustment expense is intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. The amount of loss reserves is determined by us on the basis of industry information, historical loss information and anticipated future conditions. A loss reserve working group, comprised of senior executives from our Executive, Actuarial, Underwriting, Claims and Finance departments, meets quarterly to review our loss reserves and to make necessary recommendations regarding such amounts. Although we review our loss reserve estimates on a quarterly basis and believe that our estimates at any point in time are reasonable and appropriate, loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. For further discussion of the considerations and methodology relating to the estimation of our loss reserves, see the related discussion under the heading “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expense” in Part II, Item 7 of this annual report.

Reconciliation of Loss Reserves

The table below shows the reconciliation of our loss reserves on a gross and net basis for the periods indicated, reflecting changes in losses incurred and paid losses.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$440,919	$351,890	$292,027
Reinsurance recoverables	(56,350)	(34,080)	(18,231)
Net balance, beginning of year	384,569	317,810	273,796
Incurred related to:
Current year	187,549	191,034	174,566
Prior years	31,016	31,971	(1,411)
Total incurred	218,565	223,005	173,155
Change in receivable under adverse development cover	(152)	45	1,169
Total incurred	218,413	223,050	174,324
Paid related to:
Current year	(43,460)	(47,803)	(45,331)
Prior years	(135,340)	(108,443)	(83,810)
Total paid	(178,800)	(156,246)	(129,141)
Change in receivable under adverse development cover	152	(45)	(1,169)
Net balance, end of year	424,334	384,569	317,810
Reinsurance recoverables	93,710	56,350	34,080
Unpaid loss and loss adjustment expense	$518,044	$440,919	$351,890

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

SeaBright Insurance Company Loss Reserves

SeaBright Insurance Company began writing insurance policies on October 1, 2003. Shown below is the loss development related to policies written from 2003 through 2011. The first line of the table shows, for the years indicated, the gross liability including the incurred but not reported losses as originally estimated. For example, as of December 31, 2004 it was estimated that $46.0 million would be sufficient to settle all claims not already settled that had occurred through that date, whether reported or unreported. The next section of the table shows, by year, the cumulative amounts of loss reserves paid as of the end of each succeeding year. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, by December 31, 2011 (seven years later) $32.5 million had actually been paid in settlement of the claims which pertain to the liabilities as of December 31, 2004. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $41.5 million is the re-estimated gross loss reserve, including payments, as of December 31, 2011.

The “cumulative redundancy/(deficiency)” represents, as of December 31, 2011, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, with respect to the gross loss reserves of $46.0 million as of December 31, 2004, $4.4 million is the cumulative redundancy as of December 31, 2011.

Analysis of SeaBright Loss Reserve Development

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(In thousands)
Gross liability as originally estimated:	$2,054	$45,981	$124,713	$184,253	$236,822	$281,520	$344,075	$434,214	$511,853
Gross cumulative payments as of:
One year later	609	11,693	25,691	40,166	63,306	84,457	111,437	140,682
Two years later	1,087	18,814	40,259	64,146	102,961	144,252	195,738
Three years later	1,574	23,456	50,447	81,907	130,942	192,295
Four years later	1,685	27,354	57,722	93,234	154,992
Five years later	1,803	29,536	61,525	102,703
Six years later	1,914	30,725	65,348
Seven years later	2,046	32,489
Eight years later	2,380
Gross liability re-estimated as of:
One year later	2,819	43,125	100,952	149,039	217,567	288,233	380,882	477,041
Two years later	3,453	36,779	86,850	142,476	214,961	308,715	407,182
Three years later	3,336	38,207	87,535	137,603	224,571	325,969
Four years later	3,354	41,464	85,062	141,461	232,906
Five years later	3,409	40,854	87,001	144,236
Six years later	3,334	41,184	87,148
Seven years later	3,576	41,547
Eight years later	3,576
Cumulative redundancy/(deficiency):	(1,522)	4,434	37,565	40,017	3,916	(44,449)	(63,107)	(42,827)

The $42.8 million of adverse development on 2010 gross reserves was primarily due to increases in underlying direct reserves, partially offset by redundancies recognized in our unallocated loss adjustment expense (“ULAE”), loss based assessment and NCCI pool reserves. Of the total $42.8 million of adverse development, $16.5 million related to accident year 2010, consisting of an $18.1 million increase to underlying direct reserves, offset by a $1.6 million reduction to ULAE, loss based assessment and NCCI Pool reserves. For accident year 2009, we had $9.0 million of adverse development, consisting of a $10.3 million increase to underlying direct reserves, offset by a $1.3 million reduction to ULAE, loss based assessment and NCCI pool reserves. For accident year 2008, we had $8.9 million of adverse development, consisting of a $9.5 million increase to underlying direct reserves, offset by $0.6 million reduction to ULAE, loss based assessment and NCCI Pool reserves.  For accident years 2007 and prior, the adverse development on direct reserves was $8.4 million.

The $63.1 million of adverse development on 2009 gross reserves was primarily due to increases in underlying direct reserves, partially offset by redundancies recognized in our unallocated loss adjustment expense (“ULAE”), loss based assessment and NCCI pool reserves. Of the total $63.1 million of adverse development, $25.4 million related to accident year 2009, consisting of a $27.5 million increase to underlying direct reserves, offset by a $2.1 million reduction to ULAE, loss based assessment and NCCI Pool reserves. For accident year 2008, we had $19.8 million of adverse development, consisting of a $20.9 million increase to underlying direct reserves, offset by a $1.1 million reduction to ULAE, loss based assessment and NCCI pool reserves. For accident year 2007, we had $11.3 million of adverse development, consisting of a $12.0 million increase to underlying direct reserves, offset by a $0.7 million reduction to ULAE, loss based assessment and NCCI Pool reserves.  For accident years 2006 and prior, the adverse development on direct reserves was $6.6 million.

KEIC Loss Reserves

Shown below is the loss development from 2000 through 2011 related to KEIC policies written from 2000 through 2002. The last direct policy written by KEIC was effective in May 2002 and expired in May 2003. KEIC has claim activity in accident years 2000, 2001, 2002 and 2003.

Analysis of KEIC Loss Reserve Development

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(In thousands)
Gross liability as originally estimated:	$3,258	$14,458	$30,748	$27,677	$22,248	$17,497	$14,126	$13,261	$10,508	$7,818	$6,706	$6,191
Gross cumulative payments as of:
One year later	723	7,525	(4,130)	6,815	4,822	2,998	2,184	1,843	900	859	832
Two years later	2,070	4,443	2,283	11,637	7,820	5,182	4,027	2,743	1,759	1,691
Three years later	1,438	8,107	6,884	14,635	10,004	7,025	4,927	3,602	2,591
Four years later	1,792	10,312	9,651	16,819	11,847	7,925	5,786	4,434
Five years later	2,304	11,701	11,552	18,662	12,747	8,784	6,618
Six years later	2,584	12,646	13,314	19,562	13,606	9,616
Seven years later	2,712	13,408	14,134	20,421	14,438
Eight years later	2,858	13,840	14,917	21,253
Nine years later	2,901	14,389	15,733
Ten years later	3,001	14,955
Eleven years later	3,001
Gross liability re-estimated as of:
One year later	3,013	19,562	23,374	29,063	23,319	17,124	15,445	12,351	8,718	7,565	7,023
Two years later	3,426	17,523	23,321	29,134	21,946	18,444	14,535	10,561	8,465	7,882
Three years later	3,329	18,138	23,739	28,761	23,266	17,533	12,745	10,308	8,782
Four years later	3,235	19,068	23,136	30,081	22,355	15,743	12,492	10,625
Five years later	3,394	18,465	24,237	29,170	20,565	15,490	12,809
Six years later	3,391	18,666	22,878	27,380	20,312	15,807
Seven years later	3,798	18,757	21,378	27,127	20,629
Eight years later	4,004	17,816	21,190	27,444
Nine years later	3,498	17,846	21,422
Ten years later	3,498	18,210
Eleven years later	3,447
Cumulative redundancy/(deficiency):	(189)	(3,752)	9,326	233	1,619	1,690	1,317	2,636	1,726	(64)	(317)

The acquired book of business related to KEIC had gross reserves of $6.2 million as of December 31, 2011. These reserves represent a potential liability to us if the protective arrangements that we have established prove to be inadequate. Our initial source of protection is our external reinsurance, which is described under the heading “Reinsurance” in this Item 1. The total reserves net of external reinsurance at December 31, 2011 were $3.3 million. The ceded reserves of $2.9 million as of December 31, 2011 are subject to collection from our external reinsurers. To the extent we are not able to collect on our reinsurance recoverables, these liabilities become our responsibility. See the discussion under the heading “Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report.

The net reserves as of December 31, 2011 of $3.3 million are subject to the various protective arrangements that we entered into in connection with the Acquisition. Prior to the Acquisition, KEIC had a limited operating history in California writing small business workers’ compensation policies with an average annual premium size of approximately $4,100 per customer. KEIC had established loss reserves in the amount of approximately $16.0 million for these policies at September 30, 2003. In light of the deteriorating financial condition of LMC and its affiliates, we entered into a number of protective arrangements in connection with the Acquisition for the purpose of minimizing our exposure to this past business underwritten by KEIC and any adverse developments to KEIC’s loss reserves as they existed at the date of the Acquisition. One of our primary objectives in establishing these arrangements was to create security at the time of the Acquisition with respect to LMC’s potential obligations to us as opposed to having a mere future contractual right against LMC with respect to these obligations. The protective arrangements we established included a commutation agreement, an adverse development cover and a collateralized reinsurance trust.

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

Adverse Development Cover.  At the time of the Acquisition and after the commutation agreement, KEIC had loss reserves in the amount of approximately $16.0 million. In connection with the Acquisition, we entered into an agreement with LMC under which we both agreed to indemnify each other with respect to development of these loss reserves over a period of approximately eight years. December 31, 2011 is the date to which the parties will look to determine whether the loss reserves with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million balance existing at the date of the Acquisition. If the loss reserves have increased, LMC must indemnify us in the amount of the increase. If they have decreased, we must indemnify LMC in the amount of the decrease. The agreement requires us to furnish LMC with a final report not later than March 31, 2012, showing the total development of KEIC loss reserves existing at the Acquisition date, with final settlement occurring within 60 days following delivery of the final report.

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

As of December 31, 2011, we had recorded a receivable of approximately $3.1 million for adverse loss development under the adverse development cover since the date of the Acquisition. The balance in the trust account, including accumulated interest, totaled approximately $3.1 million at December 31, 2011.

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

Investments

We derive investment income from our invested assets. We invest our statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2011, the amortized cost of our investment portfolio was $665.9 million and the fair value of the portfolio was $700.3 million.

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield based on the fair value of each category of invested assets as of December 31, 2011.

Category	Fair Value	Percent of Total	Yield
	(In thousands)
Fixed income securities:
U.S. Treasury securities	$26,568	3.8%	2.5%
Government sponsored agency securities	16,897	2.4	3.7
Corporate securities	176,229	25.1	3.8
Tax-exempt municipal securities	326,855	46.7	4.6
Mortgage pass-through securities	80,931	11.6	3.6
Collateralized mortgage obligations	14,660	2.1	2.0
Asset-backed securities	58,206	8.3	3.2
Total investment securities available-for-sale	$700,346	100.0%	4.0%

The average credit rating for our fixed maturity portfolio at December 31, 2011, using ratings assigned by Standard and Poor’s, was AA-. The following table shows the ratings distribution of our fixed income portfolio as of December 31, 2011, as a percentage of total fair value.

Rating	Percentage of Total Fair Value
“AAA”	11.0%
“AA”	62.0
“A”	19.0
“BBB”	8.0
Total	100.0%

The following table shows the composition of our fixed income securities by remaining time to maturity at December 31, 2011. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions.

Remaining Time to Maturity	Fair Value	Percentage of Total Fair Value
	(In thousands)
Due in one year or less	$32,941	4.7%
Due after one year through five years	186,370	26.6
Due after five years through ten years	301,729	43.1
Due after ten years	25,510	3.6
Securities not due at a single maturity date	153,796	22.0
Total fixed income securities available-for-sale	$700,346	100.0%

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

In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings, liquidity of the issuer and interest rates. If a decline in value is deemed temporary, we record the decline as an unrealized loss in other comprehensive income (loss) on our consolidated statements of operations and comprehensive income (loss) and in accumulated other comprehensive income (loss) on our consolidated balance sheets. If declines in fair value are deemed “other than temporary,” we write down the carrying value of the investment and record a realized loss in our consolidated statements of operations and comprehensive income (loss) for the credit loss component and record the amount due to all other factors in other comprehensive income. Significant changes in the factors considered when evaluating investments for impairment losses, such as those described above, could result in a significant change in impairment losses reported in the financial statements.

In 2011 and 2010, there were no other-than-temporary impairment charges. As of December 31, 2011, no security had a fair value less than 80% of its amortized cost or cost. As of December 31, 2011, the net unrealized gain on our investment portfolio totaled $34.4 million ($35.1 million gross unrealized gains and $0.7 million gross unrealized losses) compared to net unrealized gains of $7.2 million ($15.0 million gross unrealized gains and $7.8 million gross unrealized losses) as of December 31, 2010. We recognized other-than-temporary impairment charges of approximately $0.3 million in 2009 on our investments in preferred stocks (nearly all of which were issued by Fannie Mae and Freddie Mac).

Despite recording no impairment losses in 2011, it is possible that we could recognize future impairment losses on some securities we owned at December 31, 2011 if future events, information or the passage of time result in a determination that a decline in value is other-than-temporary.

We had no direct sub-prime mortgage exposure in our investment portfolio and $10.0 million of indirect exposure to sub-prime mortgages as of December 31, 2011. As of December 31, 2011, our portfolio included $92.2 million of insured municipal bonds and $258.8 million of uninsured municipal bonds.

We had no direct exposure in our investment portfolio to the European sovereign debt crisis as of December 31, 2011. We did own, as of that date, approximately $13.1 million of securities issued by domestic and foreign banks that have indirect European sovereign debt exposure through their global financial dealings. We believe the risks of these exposures are well contained and managed. Each of the banks whose securities we hold has been deemed Globally Systemically Important Financial Institutions (“G-SIFI”) by the Financial Stability Board. The list of G-SIFIs is updated annually and included 29 large financial institutions as of December 31, 2011. At December 31, 2011, we also owned a $1.5 million debt security issued by a domestic broker dealer that has acknowledged some exposure to European sovereign debt.  For further information about our investment portfolio, please see the related discussion under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this annual report.

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

Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we select financially strong reinsurers with an A.M. Best rating of “A” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. All of the reinsurers included in our current excess-of-loss reinsurance program at December 31, 2011 had A.M. Best ratings of “A” or higher.

Our Excess of Loss Reinsurance Treaty Program

Excess of loss reinsurance is reinsurance that indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the upper limit of the program reverts to the ceding company, or the company seeking reinsurance. The ceding company also bears the credit risk of a reinsurer’s insolvency. In the ordinary course of our business, we entered into new reinsurance agreements with nonaffiliated reinsurers wherein we reinsure losses between $0.5 million per occurrence and $75.0 million per occurrence, subject to various limits, deductibles and exclusions as more fully explained below. The program provides coverage for losses occurring between October 1, 2011 and September 30, 2012 for business written by us and classified as workers’ compensation, employers’ liability and maritime employers’ liability, except in the case of the fourth through seventh layers, when classified by us as ocean marine. The second, third, and fourth layers also include general liability coverage. All layers exclude our NCCI residual market assumed business. In order for coverage to attach, we must report all losses to our reinsurers before October 1, 2019 or, in the case of general liability losses, by October 1, 2022. We have reviewed the terms of our excess of loss reinsurance treaties and have concluded that they provide sufficient transfer of risk and meet other requirements necessary to qualify them for reinsurance accounting under the Insurance Activities Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

The first reinsurance layer, for which we are 50% reinsured, affords coverage up to $0.5 million for each loss occurrence in excess of $0.5 million for each loss occurrence. The aggregate limit for all claims under the first layer is $17.0 million. In addition, under the first layer of reinsurance, there is a sub-limit of $1.5 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to in this annual report as the “Terrorism Risk Act”), and maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii), or $5.0 million where case law provides for unlimited coverage.

The second layer affords coverage up to $1.0 million for each loss occurrence in excess of $1.0 million for each loss occurrence. The aggregate limit for all claims under the second layer is $10.0 million. In addition, the second layer has a sub-limit of $2.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act; a sub-limit of $1.0 million for losses caused by occupational disease or other disease or cumulative trauma; maximum employer’s liability policy limits of $1.0 million ($2.0 million in Hawaii), or $5.0 million where case law provides for unlimited coverage; and a sub-limit of $1.0 million per policy, per occurrence for general liability losses.

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

The fifth, sixth, and seventh layers in our excess of loss reinsurance treaty program afford coverage up to $65.0 million for each loss occurrence in excess of $10.0 million.  The fifth layer affords coverage up to $10.0 million for each loss occurrence in excess of $10.0 million for each loss occurrence, subject to an aggregate limit of $20.0 million. The fifth layer has a sub-limit of $10.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act. The sixth layer affords coverage up to $30.0 million for each loss occurrence in excess of $20.0 million for each loss occurrence, subject to an aggregate limit of $60.0 million. The sixth layer has a sub-limit of $30.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act. The seventh layer affords coverage up to $25.0 million for each loss occurrence in excess of $50.0 million, subject to an aggregate limit of $50.0 million. The seventh layer has a sub-limit of $25.0 million for losses caused by foreign acts of terrorism, as defined in the Terrorism Risk Act. Under the fifth, sixth, and seventh layers, the maximum amount applicable to the ultimate net loss for any one loss suffered by any one employee is $10.0 million.

Under the reinsurance treaty program, we are required to pay our reinsurers an aggregate deposit premium of approximately $11.7 million for the term of the agreements. The agreements for the first, second, third, and fourth layers in our excess of loss reinsurance treaty program have profit-sharing provisions allowing us to commute the treaties, solely at our discretion and within 24 months following expiration, in return for payment by the reinsurers of a portion of the reinsurers’ profit on the treaty, calculated according to the terms of the contract. For example, during 2011, we commuted the third layer (covering losses from $5.0 million to $10.0 million) of our 2008-2009 reinsurance program in return for a profit commission of approximately $0.5 million from the reinsurers. As part of the commutation, we assume all losses occurring in that treaty year with incurred amounts between $5.0 million and $10.0 million. We also commuted the treaties covering losses from $5.0 million to $10.0 million in our 2007-2008 reinsurance program in 2010 and our 2006-2007 reinsurance program in 2009 in return for profit commissions of approximately $0.6 million each. In addition, under each layer of our reinsurance treaty program, we are required to pay to our reinsurers the pro rata share of the amount, if any, by which any financial assistance paid to us under the Terrorism Risk Act for acts of terrorism occurring during any one program year, combined with our total private-sector reinsurance recoveries for those acts of terrorism, exceeds the amount of insured losses paid by us for those acts of terrorism.

Under each layer of our reinsurance treaty program, we may terminate any reinsurer’s share under the applicable agreement at any time by giving written notice to the reinsurer under certain circumstances, including if the reinsurer’s A.M. Best rating is downgraded below “A-” and/or its Standard & Poor’s rating is downgraded below “BBB+”. As of December 31, 2011, there had been no such downgrades of reinsurers in our current reinsurance treaty program. Each layer of our reinsurance treaty program includes various exclusions in addition to the specific exclusions described here, including an exclusion for war in specified circumstances, an exclusion for reinsurance assumed and exclusions for losses with respect to biological, chemical, radioactive or nuclear explosion, pollution, contamination or fire.

Please refer to Note 8, “Reinsurance” of the consolidated financial statements in Part II, Item 8 of this annual report for a listing of participants in our current excess of loss reinsurance treaty program and a listing of our top ten reinsurers, based on net amount recoverable, as of December 31, 2011.

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

We operate in niche markets where we believe we have fewer competitors with a similar focus. While more than 400 insurance companies participate in the national workers’ compensation market, our competitors are relatively few in number because we operate in niche markets. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as individual and group self-insurance programs. Our primary competitors are ALMA, Chartis (AIG), Hartford, Liberty Mutual, Old Republic, PMA Insurance, Signal Mutual, Travelers and Zurich.  These primary competitors may vary slightly according to the type of product and by region, and some competitors limit their writings on a geographic basis.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. We have been rated “A-” (Excellent) by A.M. Best since the completion of the Acquisition. This rating was most recently affirmed in August 2011 with a “Negative” outlook, indicating the possibility of a rating downgrade due to unfavorable financial/market trends relative to the current rating level. An “A-” rating is the fourth highest of 15 rating categories used by A.M. Best, and is “assigned to companies that have, in (A.M. Best’s) opinion, an excellent ability to meet their ongoing insurance obligations.”  In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.

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

Detailed annual and quarterly financial statements and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. The financial statements and condition of SeaBright Insurance Company are subject to periodic examination by the Illinois Department of Insurance and the California Department of Insurance. In 2007, the Illinois Department of Insurance completed a routine comprehensive examination of our condition and affairs as of December 31, 2005 and on June 21, 2007 officially adopted, without fines or penalties assessed, its Report of Examination as of December 31, 2005. On July 29, 2011, we were notified by the Illinois Department of Insurance that our insurance subsidiary was due for another routine comprehensive examination of its condition and affairs as of and for the five year period ended December 31, 2010. The field work portion of the comprehensive financial examination began on August 29, 2011. We are in the process of gathering and providing information in response to this routine examination.

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

Our workers’ compensation operations are subject to legislative and regulatory actions. In California, where we have our largest concentration of business, significant workers’ compensation legislation was enacted in recent years. On January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. In September 2003 and April 2004, workers’ compensation legislation was enacted in California with the principal objectives of reducing medical costs and implementing a more predictable and equitable permanent partial disability rating schedule.

The principal changes in the legislation that impact medical costs are: 1) a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment; 2) a limitation on the number of chiropractor or physical therapy office visits; 3) the introduction of medical utilization guidelines; 4) a requirement for second opinions on certain spinal surgeries; and 5) a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician. Since the passage of the 2003 and 2004 reforms, bills have been introduced to roll back many areas of significant reform. Some compromise measures have succeeded.

In October 2011, the governor of California vetoed several workers’ compensation bills that would have increased costs in California’s workers’ compensation system. Legislative attempts to erode the 2003 and 2004 reforms are expected to continue.

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

In July 2010, we filed with the California Department of Insurance revised rates for new and renewal workers’ compensation insurance policies written in the state of California on or after September 1, 2010. The new rates reflected an average increase of 15.3% from prior rates. In August 2010, the California Department of Insurance approved our filing for the rate increase. On August 18, 2010, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 27.7% increase in advisory pure premium rates on new and renewal policies effective on or after January 1, 2011. On November 19, 2010, the California Insurance Commissioner announced his decision to approve no change in advisory pure premium rates. On August 22, 2011, the WCIRB submitted a filing with the California Insurance Commissioner recommending a 1.8% decrease in the industry benchmark rates on new and renewal policies effective on or after January 1, 2012. On November 14, 2011, the California Insurance Commissioner announced his decision to approve these rates.  In November, 2011, we filed and received approval to increase our California rates by an average of 10.9% effective January 1, 2012.

Rate changes have also been adopted in other states in which we operate. For example, in Alaska we adopted a rate increase of 2.7% and a rate decrease of 2.5% effective January 1, 2012 and 2011, respectively. We adopted a rate increase of 4.2% and a rate decrease of 0.6% in Louisiana effective June 1, 2011 and September 1, 2010, respectively. In Texas, we adopted rate decreases of 23.1% and 10.0% effective June 1, 2011 and May 1, 2009, respectively. We adopted rate increases of 8.9% and 7.8% in Florida effective January 1, 2012 and 2011, respectively. In Washington USL&H, we adopted a rate increase of 21.0% effective December 1, 2009.

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

Illinois and California have also adopted laws substantially similar to the NAIC’s “risk based capital” (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These RBC requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2011, the capital and surplus of SeaBright Insurance Company exceeded 200% of the RBC requirements.

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

The 2011 IRIS results for SeaBright Insurance Company showed no results outside the “usual” range for these ratios, with one exception. Our two-year overall operating ratio was 109.0, exceeding the usual limit of 100.0 by nine points. The two-year overall operating ratio is the sum of the loss ratio and expense ratio, minus the investment income ratio. Our two-year overall operating ratio exceeded the usual limit primarily because of the adverse development of prior accident year loss reserves recognized in 2010 and 2011.

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

PointSure

The brokerage activities of PointSure are subject to licensing requirements and regulation under the laws of each of the jurisdictions in which it operates. PointSure is authorized to act as an insurance broker under firm or officer licenses in 50 states and the District of Columbia. PointSure’s business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. PointSure therefore devotes significant effort toward maintaining its licenses to ensure compliance with a diverse and complex regulatory structure.

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

Employees

As of December 31, 2011, we had 324 full-time equivalent employees. We have employment agreements with some of our executive officers, which will be described in our proxy statement for the 2012 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We believe that our employee relations are good.

Corporate Website

Through our Internet website at www.sbxhi.com, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The following corporate governance materials are also available on our website:

•	Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters;

•	Code of Ethics for Senior Financial Employees;

•	Conflict of Interest & Code of Conduct Policy;

•	Policy on Insider Trading and Disclosure of Confidential Information;

•	Corporate Governance Guidelines; and

•	Enterprise Risk Management Policy.

If we waive or substantially change any material provision of our Code of Ethics for Senior Financial Employees, we will disclose that fact on our website within four business days of the waiver or change. Information on our website is not part of this annual report or any other report filed with the SEC.

Note on Forward-Looking Statements

Some of the statements in Part I, Item 1 of this annual report, some of the statements in this Item 1A, some of the statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this annual report and statements elsewhere in this annual report, may include forward-looking statements that reflect our current views with respect to future events and financial performance, including statements about our expectations for future periods with respect to customer concentration, impact of rate change and legislative reforms, our adverse development cover with LMC, our claims service income, payroll levels, the impact of changes in our underwriting standards in California, our ability to achieve cost savings, stockholder dividends and our capital needs. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

If we fail to accurately assess the risks associated with the businesses we insure, our loss reserves may be inadequate to cover our actual losses and we may fail to establish appropriate premium rates. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made, with increases in our loss reserves resulting in a charge to our earnings and a reduction of our statutory surplus. For example, we increased loss reserves for prior accident years by approximately $30.9 million in 2011 and approximately $32.0 million in 2010. See the discussion under the heading “Loss Reserves” in Part I, Item 1 of this annual report.

Our loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which we refer to as severity trends, including the increasing level of medical, legal and rehabilitation costs, and costs associated with fraud or other abuses of the medical claim process; frequency of claims; the length of time to achieve ultimate resolution; judicial theories of liabilities; and other third-party factors beyond our control. If there are unfavorable changes in severity trends, we may need to increase our loss reserves, as described above. If we need to increase our loss reserves in the future, it would have a negative impact on our net income and comprehensive income in the period in which our loss estimates are revised.

Our operations could be further affected by the severe downturn in the U.S. economy.

Our operations and financial performance may be further impacted by changes in the U.S. economy. The significant downturn in the U.S. economy from 2008 through 2010 led to lower reported payrolls, which has had a negative impact on our gross premiums written, and the recovery that began in 2010 did not result in an improvement in reported payrolls. The economic downturn had a particularly severe impact on the construction industry. If our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that we charge, would be reduced, and if our customers cease operations, they will not renew their policies. It is uncertain if economic conditions will deteriorate further, or when economic conditions will show significant improvement. If the recovery from the recent economic recession continues to be slow, or if we experience another recession, it could further reduce payrolls, which could have a significant negative impact on our business, financial condition or results of operations. The economic downturn has also diminished opportunities for injured workers to return to transitional, modified duty positions during their recoveries, which has lengthened the periods of their recoveries and increased our medical, indemnity and litigation claims costs, particularly in California. The longer a claim remains open, the more exposed we become to the effects of medical cost inflation. All of these factors have had, and could continue to have, a significant negative impact on our claims costs. A further decay of economic conditions, or a lengthy continuation of current economic conditions, could have a significant negative impact on our future claims costs.

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

Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, perhaps most significantly by the Illinois Department of Insurance and the California Department of Insurance. These state agencies have broad regulatory powers designed to protect policyholders, not stockholders or other investors. These powers include, among other things, the ability to:

•	place limitations on our ability to transact business with our affiliates;

•	regulate mergers, acquisitions and divestitures involving our insurance company subsidiary;

•	require SeaBright Insurance Company, PointSure, and PMCS to comply with various licensing requirements and approvals that affect our ability to do business;

•	examine our financial condition and all aspects of our operations;

•	approve or reject our policy coverage and endorsements;

•	place limitations on our investments and dividends;

•	set standards of solvency to be met and maintained;

•	regulate rates pertaining to our business;

•	require assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies;

•	require us to comply with medical privacy laws; and

•	prescribe the form and content of, and examine, our statutory financial statements.

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

In addition, workers’ compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. For example, in California, on January 1, 2003, workers’ compensation legislation became effective that provided for increases in the benefits payable to injured workers. Also, in California, workers’ compensation legislation intended to reduce certain costs was enacted in September 2003 and April 2004. Among other things, this legislation established an independent medical review process for resolving medical disputes, tightened standards for determining impairment ratings by applying specific medical treatment guidelines, capped temporary total disability payments to 104 weeks from first payment and enabled injured workers to access immediate medical care up to $10,000 but required them to get medical care through a network of doctors chosen by the employer. The implementation of these reforms affects the manner in which we coordinate medical care costs with employers and the manner in which we oversee treatment plans. However, the reforms are subject to continuing opposition in the California legislature, in the courts and by ballot initiatives, any of which could overturn or substantially amend the reforms and regulatory rules applicable to the legislation. Since the passage of the 2003 and 2004 reforms, bills have been introduced to roll back many areas of significant reform. Some compromise measures have succeeded. In October 2011, the governor of California vetoed several workers’ compensation bills that would have increased costs in California’s workers’ compensation system. Legislative attempts to erode the 2003 and 2004 reforms are expected to continue. We cannot predict the ultimate impact of the reforms or of any amendments to them.

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

In addition, we are impacted by the Terrorism Risk Act and by the Gramm-Leach-Bliley Act of 2002 related to disclosure of personal information. The Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information, and various state laws and regulations addressing privacy issues, require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. The Terrorism Risk Act requires that commercial property and casualty insurance companies offer coverage for certain acts of terrorism and has established a federal assistance program through the end of 2014 to help insurers cover claims arising out of such acts. Although SeaBright Insurance Company is protected by federally funded terrorism reinsurance to the extent provided for in the Terrorism Risk Act, there are limitations and restrictions on this protection, including a substantial deductible that must be met, which could have an adverse effect on our financial condition or results of operations. Potential future changes to the Terrorism Risk Act could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. See the discussion under “Risks Related to Our Industry — The threat of terrorism and military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our investment portfolio” in Part I, Item 1A of this annual report.

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

Our business is concentrated in California (approximately 49.2% of direct premiums written for the year ended December 31, 2011), Louisiana (approximately 8.7% of direct premiums written for the same period), Texas (approximately 6.0% of direct premiums written for the same period) and Alaska (approximately 4.6% of direct premiums written for the same period). Accordingly, unfavorable business, economic or regulatory conditions in those states could negatively impact our business. For example, California, Louisiana, Texas and Alaska are states that are susceptible to severe natural perils, such as tsunamis, earthquakes, tornados and hurricanes, along with the possibility of terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in those states. Although geographic concentration has not adversely affected our business in the past, we may in the future be exposed to economic and regulatory risks or risks from natural perils that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. This concentration of our business could have a material adverse effect on our financial condition or results of operations.

If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially adversely affected.

We buy reinsurance coverage to protect us from the impact of large losses. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. In the ordinary course of our business we participate in a workers’ compensation and employers’ liability excess of loss reinsurance treaty program covering all of the business that we write or renew pursuant to which our reinsurers are liable for varying percentages of the ultimate net losses in excess of $0.5 million for the business we write, up to a limit of $75.0 million, subject to certain exclusions and limitations. The treaty program provides coverage in several layers. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. For example, each layer of our reinsurance treaty program contains an aggregate limit for all claims under that layer over which our reinsurers will not be liable (e.g., $17.0 million under the first layer, $10.0 million under the second layer and $12.0 million under the third layer). In addition, each layer of our reinsurance treaty program covers acts of terrorism only up to a modest limit (e.g., $1.5 million per occurrence under the first layer, $2.0 million per occurrence under the second layer and $6.0 million under the third layer). Because of these sub-limits and terrorism exclusions included in our treaties, which are common in the wake of the events of September 11, 2001, we have significantly greater exposure to losses resulting from acts of terrorism. The incurrence of higher reinsurance costs and more restrictive terms could materially adversely affect our business, financial condition and results of operations.

The agreements for our current workers’ compensation excess of loss reinsurance treaty program expire on September 30, 2012. Any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. We have not experienced difficulty in qualifying for or obtaining sufficient reinsurance to appropriately cover our risks in the past. We currently have nine reinsurers participating in our excess of loss reinsurance treaty program, and believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require. However, it is possible that one or more of our current reinsurers could cancel participation, or we could find it necessary to cancel the participation of one of our reinsurers, in our excess of loss reinsurance treaty program. In either of those events, if our reinsurance broker is unable to spread the cancelled or terminated reinsurance among the remaining reinsurers in the program, we estimate that it could take approximately one to three weeks or longer to identify and negotiate appropriate documentation with a replacement reinsurer. During this time, we could be exposed to an increased risk of loss, the extent of which would depend on the volume of cancelled reinsurance.

In addition, we are subject to credit risk with respect to our reinsurers. Reinsurance protection that we receive does not discharge our direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to make recoveries to which we believe we are entitled under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Although we have not experienced problems in the past resulting from the failure of a reinsurer to pay our claims in a timely manner, if we experience this problem in the future, our costs would increase and our revenues would decline. As of December 31, 2011, we had $94.2 million of amounts recoverable from our reinsurers, excluding the receivable on our adverse development cover, that we would be obligated to pay if our reinsurers failed to pay us.

A downgrade in the A.M. Best rating of our insurance subsidiary could reduce the amount of business we are able to write.

Rating agencies rate insurance companies based on each company’s ability to pay claims. Our insurance company subsidiary currently has a rating of “A-” (Excellent) from A.M. Best. In August 2011, A.M. Best reviewed our rating and outlook and maintained our rating of  “A-” (Excellent) with “Negative” outlook, indicating the possibility of a rating downgrade due to unfavorable financial/market trends relative to the current rating level. A.M. Best, is the rating agency that we believe has the most influence on our business. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold or sell any of our securities. Our competitive position relative to other companies is determined in part by our A.M. Best rating. We believe that our business is particularly sensitive to our A.M. Best rating because we focus on larger customers which tend to give substantial weight to the A.M. Best rating of their insurers. We expect that any reduction in our A.M. Best rating below “A-” would cause a reduction in the number of policies we write and could have a material adverse effect on our results of operations and our financial position.

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

In most of the states in which we operate, we face significant competition which, at times, is intense. If we are unable to compete effectively, our business and financial condition could be materially adversely affected. Competition in our businesses is based on many factors, including premiums charged, services provided, financial strength ratings assigned by independent rating agencies, speed of claims payments, reputation, perceived financial strength and general experience. We compete with regional and national insurance companies and state-sponsored insurance funds, as well as potential insureds that have decided to self-insure. Our principal competitors include ALMA, Chartis (AIG), Hartford, Liberty Mutual, Old Republic, PMA Insurance, Signal Mutual, Travelers and Zurich.  Many of our competitors have substantially greater financial and marketing resources than we do, and some of our competitors, including the State Compensation Insurance Fund of California, benefit financially by not being subject to federal income tax.

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

As explained under the heading “Regulation – Federal and State Legislative and Regulatory Changes” in Part I, Item 1 of this annual report, we have experienced significant changes in our premium rates since 2003. Most recently, we increased our premium rates for business written in California, our largest state by premiums volume, by an average of 5.0% effective January 1, 2009, 10.6% effective August 1, 2009, 15.3% effective September 1, 2010, and 10.9% effective January 1, 2012. We have also increased our premium rates in other states. If other insurers do not adopt rate changes similar to ours, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

Investment income is an important component of our revenues and net income. The ability to achieve our investment objectives is affected by factors that are beyond our control. For example, the significant downturn in the United States economy generally could cause our investment income to decrease. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The United States’ participation in hostilities with other countries, acts of terrorism or large-scale natural disasters or catastrophic events may further adversely affect the economy generally. These and other factors also affect the capital markets, and, consequently, the value of the securities we own. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations that are available for investment. The fair values of fixed maturity investments that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders’ equity. Any significant decline in our investment income as a result of rising interest rates or general market conditions would have an adverse effect on our net income and, as a result, on our stockholders’ equity and our policyholders’ surplus. See “Liquidity and Capital Resources” in Part II, Item 7 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2011 to sub-prime mortgages.

The capital markets in the United States and elsewhere experienced extreme volatility and disruption in 2008 and 2009, and, to a lesser extent, in 2010 and 2011. We are exposed to significant capital markets risk, including changes in interest rates, credit spreads, equity prices and foreign exchange rates. Our investment portfolio has been affected by these changes in the capital markets. For example, for the year ended December 31, 2008, we recorded an impairment charge of $13.4 million for other-than-temporary losses related principally to our preferred stock investments and holdings of equity indexed securities exchange-traded funds. In addition, changes in interest rates and credit quality may result in fluctuations in the income derived from, or the valuation of, our fixed income securities. Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investment in asset-backed and mortgage-backed securities, and the risk that issuers in our portfolio may cease operations or other events may cause our investments to become illiquid. Further adverse changes in the capital markets could result in other-than-temporary impairments in the future, which may affect our financial condition, or could reduce our investment income, which would adversely affect our results of operations.

As of December 31, 2011, our investment portfolio included approximately $351.0 million of debt securities issued by various states, counties, cities and other municipal issuers. Many of these issuers are operating under deficits or projected deficits due to many factors, including the impact of the prolonged economic recession and downturn. A continuation or worsening of current economic conditions could cause the value of these securities to decline or could cause some issuers of securities in our portfolio to default on their obligations. If issuers of municipal securities we hold default on, or delay payment of, their obligations, or if bond insurers default on their obligations or the amount of bond insurance is inadequate, our financial position and results of operations may suffer harm, which could be material.

See “Investments” in Part I, Item 1 of this annual report for a discussion of the exposure in our investment portfolio at December 31, 2011 to sub-prime mortgages and the European sovereign debt crisis.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. We rely substantially upon the services of our senior management team and key employees, consisting of John G. Pasqualetto, Chairman, President and Chief Executive Officer; Richard J. Gergasko, Chief Operating Officer; Neal A. Fuller, Senior Vice President, Chief Financial Officer and Assistant Secretary; D. Drue Wax,  Senior Vice President, General Counsel and Corporate Secretary; Richard W. Seelinger, Senior Vice President — Policyholder Services; Marc B. Miller, M.D., Senior Vice President and Chief Medical Officer; Jeffrey C. Wanamaker, Senior Vice President — Underwriting; Christopher Desautel, Senior Vice President and Chief Information Officer — SeaBright Insurance Company; M. Philip Romney, Vice President — Finance, Principal Accounting Officer and Assistant Secretary; and Craig A. Pankow, President — PointSure. Although we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. Many of our principal employees possess skills and extensive experience relating to our market niches. Were we to lose any of these employees, it may be challenging for us to attract a replacement employee with comparable skills and experience in our market niches. We have employment agreements with some of our executive officers, which will be described in our proxy statement for the 2012 annual meeting of stockholders and incorporated by reference into Part III, Item 11 of this annual report. We do not currently maintain key man life insurance policies with respect to any member of our senior management team or other employees.

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

Our business depends in part on the efforts of independent insurance brokers to market our insurance programs successfully and produce business for us, as well as our ability to offer insurance programs and services that meet the requirements of the clients and customers of these brokers. The majority of the business in our workers’ compensation operations is produced by a group of licensed insurance brokers that totaled approximately 235 at December 31, 2011. Brokers are not obligated to promote our insurance programs and may sell competitors’ insurance programs. Several of our competitors, including Chartis (AIG) and Zurich, offer a broader array of insurance programs than we do. Accordingly, our brokers may find it easier to promote the broader range of programs of our competitors than to promote our niche selection of insurance products. If our brokers fail or choose not to market our insurance programs successfully or to produce business for us, our growth may be limited and our financial condition and results of operations may be negatively affected.

Assessments and other surcharges for guaranty funds and second injury funds and other mandatory pooling arrangements may reduce our profitability.

Virtually all states require insurers licensed to do business in their state to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments that are expected to continue in the future as a result of insolvencies. Assessments are levied by guaranty associations within the state, up to prescribed limits, on all member insurers in the state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. See the discussion under the heading “Regulation” in Part I, Item 1 of this annual report. Accordingly, the assessments levied on us may increase as we increase our premiums written. Further, Washington state legislation enacted on April 20, 2005 created a separate account within the Guaranty Fund for USL&H Act claims and authorized prefunding of potential insolvencies in order to establish a cash balance. Many states also have laws that established second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury, which are funded by either assessments based on paid losses or premium surcharge mechanisms. For example, Alaska requires insurers to contribute to its second injury fund annually an amount equal to the compensation the injured employee is owed multiplied by a contribution rate based on the fund’s reserve rate. In addition, as a condition of the ability to conduct business in some states, including California, insurance companies are required to participate in mandatory workers’ compensation shared market mechanisms or pooling arrangements, which provide workers’ compensation insurance coverage from private insurers. These pooling arrangements require us to assume a portion of the insurance written by a state-mandated pool. Although we price our products to account for the obligations that we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, our prices may not fully account for our liabilities under pooling arrangements, which may cause a decrease in our profits. As we write policies in new states that have pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the insolvency of other insurers in these pooling arrangements would likely increase the liability for other members remaining in the pool. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

In the event LMC is placed into receivership, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws.

The assets that SeaBright acquired in the Acquisition were acquired from LMC and certain of its affiliates. LMC and its insurance company affiliates are currently operating under a voluntary “run-off” plan approved by the Illinois Department of Insurance. Under the run-off plan, LMC has instituted aggressive expense control measures to reduce its future loss exposure and allow it to meet its obligations to current policyholders. According to LMC’s statutory financial statements, as of and for the year ended December 31, 2011, LMC, and another company under common management with LMC, had a combined statutory surplus of $41.3 million (unaudited), a decrease of approximately $3.9 million from its surplus of $45.2 million (audited) as of December 31, 2010. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report. In the event LMC is placed into receivership, our business could be adversely affected in the following ways:

•
A receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements.

•
As discussed under “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. The liability of LMC under the adverse development cover was approximately $3.1 million at December 31, 2011 and approximately $3.0 million at December 31, 2010. The balance of the trust account, including accumulated interest, at December 31, 2011 was approximately $3.1 million. December 31, 2011 is the date to which the parties will look to determine whether the loss reserves with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million balance existing at the date of the Acquisition. If LMC is placed into receivership and the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the director of the Illinois Department of Insurance would have control of the assets of LMC.

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

Our net deferred tax assets may be subject to a valuation allowance in the future, which could be material.

Deferred tax assets and liabilities are recorded to account for various differences in the timing of when revenues, expenses, gains, losses and other items are recognized for financial statement purposes and federal income tax purposes. At December 31, 2011, our balance sheet reflected $19.2 million of net deferred tax assets. This amount, which included no valuation allowance, represents the cumulative tax effect of charges in our financial statements for which we expect to receive a benefit on our future income tax returns as timing differences reverse. We are required to evaluate our deferred tax assets and to estimate, on a more likely than not basis, whether or not we will be able to realize the deferred tax assets in the future. This evaluation involves estimates, judgments, projections and uncertainties. In the future, if we are unable to conclude that, on a more likely than not basis, we will be able to realize all of our net deferred tax assets, we may be required to record a valuation allowance to reduce the asset balance to the amount that we estimate is more likely than not to be realized. If such action to reduce our asset balance occurred, it could adversely impact our financial position and results of operations.

If we are unable to collect future retrospective premium adjustments under our retrospectively rated policies, our financial position and results of operations may be adversely affected.

Retrospectively rated policies accounted for approximately 6.6% and 5.9% of direct premiums written in the years ended December 31, 2011 and 2010, respectively. Beginning six months after the expiration of the relevant insurance policy, and annually thereafter, we recalculate the premium during the policy term based on the current value of the known losses that occurred during the policy term. While the typical retrospectively rated policy has around five annual adjustment or measurement periods, premium adjustments continue until mutual agreement to cease future adjustments is reached with the policyholder. We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write off the related amounts, which could impact our financial position and results of operations.

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

•
rising levels of loss costs that we cannot anticipate at the time we price our products, including increasing medical and indemnity (consisting of temporary wage replacement, permanent disability payments and death benefits to surviving family members) claims costs;

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

The trading price of shares of our common stock has declined in recent years and may continue to decline for many reasons, some of which are beyond our control, including, among others:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located in approximately 36,090 square feet of leased office space in Seattle, Washington. We also lease office space consisting of approximately 2,470 square feet in Anchorage, Alaska; 5,650 square feet in Chicago, Illinois; 4,640 square feet in Las Vegas, Nevada; 2,650 square feet in Honolulu, Hawaii; 3,280 square feet in Houston, Texas; 17,040 square feet in Orange, California; 6,260 square feet in Phoenix, Arizona; 3,910 square feet in Radnor, Pennsylvania; 8,830 square feet in Santa Ana, California; 400 square feet in Yucca Valley, California; and an executive suite in Benicia, California. We conduct claims and underwriting operations in our branch offices, with the exception of our Honolulu office, where we conduct only claims and loss control operations. We do not own any real property. We consider our leased facilities to be adequate for our current operations.

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

Item 4.  Mine Safety Disclosures.

None.

Item 4.1.  Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the section captioned “Executive Officers and Key Employees” contained in our proxy statement for the 2012 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “SBX”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as quoted on the New York Stock Exchange.

	High	Low
2011:
First quarter	$10.55	$9.13
Second quarter	10.40	9.19
Third quarter	11.11	5.14
Fourth quarter	7.99	5.97

2010:
First quarter	$11.88	$9.58
Second quarter	11.52	9.46
Third quarter	10.09	6.53
Fourth quarter	9.46	7.62

As of March 2, 2012, there were 104 holders of record of our common stock.

Dividend Policy

In 2011, our Board of Directors declared quarterly cash dividends of $0.05 per common share on March 8, May 10, August 9 and November 8. In 2010, our Board of Directors declared quarterly cash dividends of $0.05 per common share on March 2, May 11, August 10 and November 9. Any future determination to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, regulatory and other restrictions on the payment of dividends by our subsidiaries to us, and other factors that our Board of Directors deems relevant.

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

Sales of Unregistered Securities

We did not sell any equity securities during 2011 that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer

No purchases of shares of our common stock were made by, or on behalf of, us or any affiliated purchaser during the three months ended December 31, 2011.

Performance Graph

The following graph and table compare the total return on $100 invested in SeaBright common stock for the period commencing on December 31, 2006 and ending on December 31, 2011 with the total return on $100 invested in each of the New York Stock Exchange Composite Index and the Dow Jones U.S. Property & Casualty Insurance TSM Index. The closing market price for SeaBright common stock at the end of fiscal year 2011 was $7.65.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SeaBright Holdings, Inc, the NYSE Composite Index,
and the Dow Jones US Property & Casualty Insurance TSM Index

$120
$100
$80
$60
$40
$20
$0
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
SeaBright Holdings, Inc
NYSE Composite
Dow Jones US Property & Casualty Insurance TSM

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

________________

*	Based on $100 invested on December 31, 2006, the last trading day before the beginning of the fifth preceding fiscal year and, for purposes of the indexes, assumes the reinvestment of dividends.

	Cumulative Total Return
	SeaBright Holdings, Inc.	NYSE Composite Index	Dow Jones U.S. Property & Casualty Insurance TSM Index
12/31/06	$100.00	$100.00	$100.00
3/31/07	102.17	101.83	97.58
6/30/07	97.06	109.30	102.97
9/30/07	94.78	111.65	96.73
12/31/07	83.73	108.87	90.57
3/31/08	81.79	98.93	78.96
6/30/08	80.40	98.10	75.83
9/30/08	72.18	85.85	78.81
12/31/08	65.19	66.13	67.78
3/31/09	58.08	57.64	55.37
6/30/09	56.25	68.95	60.34
9/30/09	63.41	81.16	73.40
12/31/09	63.80	84.83	74.19
3/31/10	61.40	88.41	79.75
6/30/10	53.14	77.31	74.35
9/30/10	45.46	87.50	83.18
12/31/10	52.28	96.19	88.01
3/31/11	58.41	102.05	92.61
6/30/11	56.70	101.67	91.40
9/30/11	41.54	83.51	80.31
12/31/11	44.43	92.50	92.48

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except share and per share data)
Income Statement Data:
Gross premiums written	$261,392	$264,323	$290,002	$270,344	$282,658
Ceded premiums written	(35,768)	(24,109)	(27,234)	(14,520)	(15,300)
Net premiums written	$225,624	$240,214	$262,768	$255,824	$267,358

Premiums earned	$249,551	$254,326	$244,427	$248,644	$227,995
Claims service income	1,261	889	1,011	959	1,711
Net investment income	21,041	23,466	23,132	22,605	20,307
Other-than-temporary impairment losses	—	—	(258)	(13,405)	—
Other net realized gains (losses)	1,051	15,425	(171)	(476)	(105)
Other income	4,257	4,253	5,284	5,207	651
Total revenues	277,161	298,359	273,425	263,534	250,559

Loss and loss adjustment expenses	218,413	223,050	174,324	141,935	128,185
Underwriting, acquisition, and insurance expenses (1)	75,521	72,084	72,837	70,923	58,784
Interest expense	525	528	599	867	1,139
Goodwill impairment	—	1,527	—	—	—
Other expenses	8,028	7,509	9,079	7,668	4,055
Total expenses	302,487	304,698	256,839	221,393	192,163
Income (loss) before taxes	(25,326)	(6,339)	16,586	42,141	58,396
Income tax expense (benefit)	(10,800)	(4,756)	3,051	12,863	18,484
Net (loss) income	$(14,526)	$(1,583)	$13,535	$29,278	$39,912

Basic earnings (loss) per share	$(0.69)	$(0.08)	$0.65	$1.43	$1.96
Diluted earnings (loss) per share	$(0.69)	$(0.08)	$0.63	$1.38	$1.90
Weighted average basic shares outstanding	21,118,711	20,867,720	20,702,572	20,498,305	20,341,931
Weighted average diluted shares outstanding	21,118,711	20,867,720	21,515,153	21,232,762	20,976,525
Cash dividends declared per common share	$0.20	$0.20	$—	$—	$—
Selected Insurance Ratios:
Current year loss ratio (2)	75.0%	74.8%	71.0%	67.4%	70.3%
Prior years’ loss ratio (3)	12.0%	12.6%	(0.1)%	(10.7)%	(14.8)%
Net loss ratio	87.0%	87.4%	70.9%	56.7%	55.5%
Net underwriting expense ratio (4)	30.3%	28.3%	29.8%	28.5%	25.8%
Net combined ratio (5)	117.3%	115.7%	100.7%	85.2%	81.3%

	As of December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Selected Balance Sheet Data:
Investment securities available-for sale, at fair value	$700,346	$672,968	$626,608	$531,505	$494,437
Cash and cash equivalents	28,503	15,958	12,896	22,872	20,292
Reinsurance recoverables	94,173	56,746	34,339	18,544	14,210
Deferred policy acquisition costs, net	21,834	25,574	25,537	23,175	19,832
Total assets	1,078,838	1,026,562	964,861	842,687	755,569
Unpaid loss and loss adjustment expense	518,044	440,919	351,890	292,027	250,085
Unearned premiums	130,300	155,786	175,766	155,931	147,033
Total stockholders’ equity	353,511	351,017	359,473	324,813	294,306
____________

(1)
Includes acquisition expenses such as commissions, premium taxes and other general administrative expenses related to underwriting operations in our insurance subsidiary and are included in the amortization of deferred policy acquisition costs.

(2)	The current year loss ratio is calculated by dividing loss and loss adjustment expenses for the current year less claims service income by the current year’s net premiums earned.

(3)	The prior years’ loss ratio is calculated by dividing the change in the loss and loss adjustment expenses for the prior years by the current year’s net premiums earned.

(4)	The underwriting expense ratio is calculated by dividing net underwriting expenses by the current year’s net premiums earned.

(5)	The net combined ratio is the sum of the net loss ratio and the net underwriting expense ratio.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this annual report. The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors described in Part I, Item 1A of this annual report that could cause our actual results of operations, performance and business prospects and opportunities in 2012 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. See “Note on Forward-Looking Statements” in Part I, Item 1 of this annual report.

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

Net premiums earned is the earned portion of our net premiums written. Premiums are earned over the terms of the related policies in proportion to the risks underwritten. Our policies typically have terms of 12 months. Thus, for example, for a policy that is written on July 1, 2011, approximately one-half of the premiums would be earned in 2011 and the other half would be earned in 2012. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in the subsequent periods over the remaining term of the policies.

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

Claims Service Income

We receive claims service income in return for providing claims administration services for other companies. The claims service income we receive for providing these services approximates our costs. For the years ended December 31, 2011, 2010, and 2009, approximately 23.6%, 26.0%, and 32.3% respectively, of our claims service income was generated by contracts we have with LMC to provide claims handling services for the policies written by the Eagle Entities prior to the Acquisition. We expect income from these contracts to continue to decrease over the next several years as transactions related to the Eagle Entities diminish. The next largest claims administration services customer represented approximately 25.0%, 20.9%, and 20.5% of claims service income for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Underwriting, Acquisition and Insurance Expenses

In our insurance subsidiary, we refer to the expenses that we incur to underwrite risks as underwriting, acquisition and insurance expenses. Underwriting expenses consist of commission expenses, premium taxes and fees and other underwriting expenses incurred in writing and maintaining our business. We pay commission expense in our insurance subsidiary to our brokers for the premiums that they produce for us. We pay state and local taxes based on premiums; licenses and fees; assessments; and contributions to workers’ compensation security funds. Other underwriting expenses consist of general administrative expenses such as salaries and employee benefits, rent and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Certain of these costs that vary with and are primarily related to the acquisition of insurance contracts (“deferred acquisition costs”) are initially deferred and amortized over the typical policy term of 12 months. Therefore, with respect to deferred acquisition costs, there are timing differences between when the costs are incurred or paid and when the related expense is recognized in our statements of operations and comprehensive income (loss).

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Gross Premiums Written.  Gross premiums written consists of direct premiums written and premiums assumed from the NCCI residual markets. The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written totaled $261.4 million in 2011 compared to $264.3 million in 2010, representing a decrease of $2.9 million, or 1.1%. The change from 2010 resulted from premium declines primarily related to our “core” business, offset by business growth in our “Program Business.” Program Business, which includes alternative markets and small maritime programs, increased $13.8 million in 2011 compared to 2010. This increase was offset by a $15.4 million decrease in our core product lines, which include everything other than our Program Business (primarily energy, maritime and construction business). The decrease was primarily driven by declines in our construction business as a result of the continuing impact of the economic downturn. We have also experienced a reduction in our renewal retention rates as a result of rate increases and other underwriting actions we’ve taken in response to recent upward trends in medical and indemnity claims costs. Our overall renewal retention rate was 65% for the fourth quarter of 2011, compared to 74% for third quarter 2011 and 70% for fourth quarter 2010.

Excluding work we perform as the servicing carrier for the Washington USL&H Plan and business assumed from the NCCI residual market pools, the total number of customers we serviced decreased from approximately 1,640 at December 31, 2010 to approximately 1,510 at December 31, 2011. We experienced an increase of approximately 100 customers related to our Program Business, which was offset by a decrease of approximately 240 customers in our core business.  By design, our Program Business will have a larger number of customers with a smaller average premium size than our core book of business. As of December 31, 2011, the average premium size in our Program Business was approximately $100,700 compared to approximately $262,200 in our core business, compared to approximately $100,400 for Program Business and $235,900 for core business at December 31, 2010. Total in-force payrolls, one of the factors used to determine premium charges, decreased 8.6% from $7.0 billion at December 31, 2010 to $6.4 billion at year end 2011. California continues to be our largest market, accounting for approximately $127.1 million, or 48.7% of our in-force premiums at December 31, 2011. This represents a decrease of $18.4 million, or 12.6%, from approximately $145.5 million of in-force premiums in California, or 49.9% of our in-force premiums, at December 31, 2010.

We expect our California concentration to decline significantly in 2012 as a result of previously announced changes in our underwriting standards for California construction business. Effective October 1, 2011, we offer California construction coverage only to contractors with estimated annual premiums greater than $500,000 and only on a loss sensitive basis. We no longer offer guaranteed cost plans to California contractors. Although these changes will reduce our premiums in the short term, we believe they will produce a stronger, more balanced book of business in the long term. We expect the reduction in California construction premiums will be partially offset by growth in California in other industries, such as healthcare and manufacturing, as well as growth in other states where we currently do business. We also expect to reduce the proportion of writings in California to 25 to 30% of our overall book, down from historical levels which have typically been approximately 50% or higher.

The following is a summary of our top five markets based on direct premiums written (excluding premiums written under the Washington USL&H Plan):

	Year Ended December 31,
	2011		2010
	Direct Premiums Written	%	Direct Premiums Written	%
	(in thousands)
California	$124,731	49.2%	$133,388	51.8%
Louisiana	22,126	8.7%	27,900	10.8%
Texas	15,216	6.0%	14,357	5.6%
Alaska	11,662	4.6%	15,157	5.9%
Pennsylvania	9,979	3.9%	8,497	3.3%
Total	$183,714	72.4%	$199,299	77.4%

Premiums assumed from the NCCI residual markets in the twelve months ended December 31, 2011 totaled $3.7 million compared to $2.3 million for the same period in 2010, representing an increase of $1.4 million, or 60.9%. The increase was primarily attributable to adjustments in our prior policy year estimates.

We experienced significant reductions in our California premium rates from 2003 to 2008. Over that period, we filed, and the California Department of Insurance approved, eight rate reductions resulting in a net cumulative reduction of our California rates of approximately 54.8%. Beginning in 2008, we filed, and the California Department of Insurance approved, the following increases in our California rates: 5.0% increase effective January 1, 2009; 10.6% increase effective August 1, 2009; 15.3% increase effective September 1, 2010; and 10.9% increase effective January 1, 2012. These rate increases were filed following the completion of internal studies of our California loss costs and were primarily in response to increased projected medical costs and recent decisions by the Workers’ Compensation Appeals Board. If other insurers do not adopt similar rate increases, these rate increases may have a negative effect on our ability to compete in California. Rate changes have also been adopted in other states in which we operate. For additional information regarding recent rate change activity in California and other states, see the discussion under the heading “Regulation — Federal and State Legislative and Regulatory Changes” in Part I, Item 1 of this annual report.

Net Premiums Written.  Net premiums written totaled $225.6 million in 2011 compared to $240.2 million in 2010, representing a decrease of $14.6 million, or 6.1%. The decrease was primarily attributable to an increase in ceded premiums resulting from higher ceding rates in our excess of loss reinsurance program effective October 1, 2010 through September 30, 2011. Our ceding rate under that program increased by approximately 141% as a result of lowering the attachment point from $0.5 million to $0.25 million and increasing maximum coverage from $85.0 million to $100.0 million. When we renewed our reinsurance program on October 1, 2011, we increased the attachment point to $0.5 million and reduced our maximum coverage to $75.0 million, which reduced our ceding rate to more historical levels.

Net Premiums Earned.  Net premiums earned totaled $249.6 million in 2011 compared to $254.3 million in 2010, representing a decrease of $4.8 million, or 1.9%. We record the entire annual policy premium as unearned premium at inception and earn the premium over the life of the policy, which is generally twelve months, in proportion to the underlying exposure. Consequently, the amount of premiums earned in any given year depends on when the underlying policies were written and how the underlying payroll exposure is reported. Our direct premiums earned increased $4.5 million, or 1.6%, to $281.5 million in 2011 from $277.0 million in 2010. Net premiums earned in 2011 were reduced by net adjustments of approximately $2.7 million on retrospectively rated policies due to favorable loss results on those policies. Net premiums earned were also affected by premiums ceded under reinsurance treaties. Ceded earned premiums in 2011 totaled $36.3 million compared to $27.0 million in 2010, representing an increase of $9.3 million, or 34.6%.

Net Investment Income.  Net investment income was $21.0 million in 2011 compared to $23.5 million in 2010, representing a decrease of $2.4 million, or 10.3%. Average invested assets increased $44.7 million, or 6.7%, from $664.2 million in 2010 to $708.9 million in 2011. This increase in our investment portfolio is due primarily to cash flow from operations of $27.6 million for the year ended December 31, 2011, which was invested primarily in fixed income securities. Net investment income as a percentage of average invested assets decreased slightly to 3.0% in 2011 from 3.5% in 2010 primarily due to reduced reinvestment interest rates.

Claims Service Income.  Claims Service income totaled $1.3 million in 2011 and $0.9 million in 2010. Our claims service income resulted primarily from service arrangements we have with customers for claims processing services and policy administration services that we perform for them.

Other Net Realized Gains.  Other net realized gains recognized in earnings totaled $1.1 million in 2011 and $15.4 million in 2010. The 2010 gains were realized in order to allow us to fully realize the approximately $15.0 million of tax capital loss carry forwards that existed at December 31, 2009.

Other Income.  Other income totaled $4.3 million for the years ended December 31, 2011 and 2010. Other income is derived primarily from the operations of PointSure, our wholesale broker, and PMCS, our provider of medical bill review, utilization review, nurse case management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $218.4 million in 2011 compared to $223.1 million in 2010, representing a decrease of $4.6 million, or 2.1%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, was 87.0% in 2011 compared to 87.4% in 2010. The net loss ratio reflects unfavorable development of prior accident year loss reserves of $31.4 million in 2011 (offset by a $0.5 million favorable commutation gain), compared to unfavorable development of prior year accident year loss reserves of $32.6 million in 2010 (offset by a $0.6 million favorable commutation gain). Our net loss ratio was also impacted by an increase in the net current accident year expected loss ratio (“ELR”) from 64.5% in 2010 to 65.0% in 2011. Our direct loss reserves are net of reinsurance and exclude reserves associated with KEIC, whom we acquired from LMC in September 2003, and the business that we involuntarily assume from the NCCI.

For accident year 2011, an ELR of 62.5% was established initially, which took into consideration the higher ceding rates under our 2010-2011 reinsurance program and adverse reserve development experienced in recent accident years. The ELR was multiplied by the booked accident year earned premium to produce the ultimate loss to date. The ELR selections are reviewed quarterly with each internal IBNR study. Given the short experience period for the current accident year, the ELRs are usually maintained at least through the first 12 months of the accident year and revised as the underlying data matures. However, we increased the ELR for 2011 from 62.5% to 65.0% in the fourth quarter of 2011 after reviewing results for the 2011 accident year and considering the adverse development in recent accident years.

For accident year 2010, the ultimate loss estimates at December 31, 2011 were higher when compared to December 31, 2010 and resulted in net adverse development of our loss reserves of $9.7 million. The development was attributable to the following jurisdictions: $3.8 million for California state act, driven primarily by medical costs; $8.0 million for non-California state act, driven primarily by medical costs with additional impact due to indemnity costs; $0.2 million for our IBNR accrual for earned but unbilled premiums; offset by $2.3 million of favorable loss development for USL&H, driven primarily by favorable development in medical costs. This net adverse development was offset by net favorable development of $1.6 million related to ULAE, loss based assessments and NCCI.

For accident year 2009, the ultimate loss estimates at December 31, 2011 were higher when compared to December 31, 2010 and resulted in adverse development of our loss reserves of $8.5 million. The development was attributable to the following jurisdictions: $4.6 million for California state act, driven primarily by medical and indemnity costs; $3.3 million for non-California state act, driven primarily by indemnity costs; and $0.6 million for USL&H, driven primarily by indemnity costs. This adverse development was offset by favorable development of $1.4 million related to ULAE, loss based assessments and NCCI, as well as a $0.4 million favorable commutation gain.

For accident year 2008, the ultimate loss estimates at December 31, 2011 were higher when compared to December 31, 2010 and resulted in adverse development of our loss reserves of $9.0 million. The development was attributable to the following jurisdictions: $3.2 million for California state act, driven primarily by medical and indemnity costs; $5.3 million for non-California state act, driven primarily by indemnity costs; and $0.5 million for USL&H, driven primarily by indemnity costs. This adverse development was offset by net favorable development of $0.7 million related to ULAE, loss based assessments and NCCI, as well as a $0.1 million favorable commutation gain.

For accident year 2007, the ultimate loss estimates at December 31, 2011 were higher when compared to December 31, 2010 and resulted in adverse development of our loss reserves of $6.7 million. The development was attributable to the following jurisdictions: $3.0 million for California state act, driven primarily by medical and indemnity costs; $2.3 million for non-California state act, driven primarily by indemnity costs; and $1.4 million for USL&H, driven primarily by indemnity costs. This adverse development was offset by favorable development of $0.7 million related to ULAE, loss based assessments and NCCI.

For accident years 2006 and prior, the ultimate loss estimates at December 31, 2011 were higher when compared to December 31, 2010 and resulted in net adverse development of our loss reserves of $2.6 million. The development was attributable to the following jurisdictions: $2.8 million for California state act, driven primarily by medical and indemnity costs; $0.4 million for non-California state act, driven primarily by indemnity costs; offset by favorable development of $0.6 million for USL&H, driven primarily by indemnity and medical costs.  This net adverse development was offset by net favorable development of $0.7 million related to ULAE, loss based assessments and NCCI.

We have observed an increase in severity estimates for accident years 2006 through 2010 in California following several years of decreasing trends. We have established loss reserves at December 31, 2011 that are based upon our current best estimate of ultimate loss costs, taking into consideration the recent paid loss claim data, incurred loss trends and uncertainty regarding the permanence of recent legislative reforms. We continue to monitor the impact of reforms and potential challenges to reforms in our loss data. See the discussion under the headings “Loss Reserves” in Part I, Item 1 and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expense” in this Item 7 for a further discussion of our loss reserving process.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2011, we entered into reinsurance agreements with nonaffiliated reinsurers wherein we retain the first $0.5 million of each loss occurrence and the next $0.5 million of losses per occurrence are 50% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $75.0 million per loss occurrence, subject to various deductibles and exclusions. The new reinsurance program is effective through September 30, 2012. Our reinsurance program that was effective October 1, 2010 to September 30, 2011 provided us with reinsurance protection for each loss occurrence in excess of $0.25 million, up to $100.0 million, subject to various deductibles and exclusions. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

Provisions in the four lower layer treaties (covering losses from $0.5 million to $10.0 million) in our 2008-2009 reinsurance program allowed us the ability, at our sole discretion, to commute the contracts within 24 months of expiration in return for a contingent profit commission calculated in accordance with terms specified in the contracts. In accordance with these provisions, we commuted the $5.0 million excess $5.0 million layer of this treaty in 2011 in return for a contingent profit commission of approximately $0.5 million. The three lower layers (from $0.5 million to $5.0 million) were not commuted. As of December 31, 2011, there were no ceded losses associated with the $5.0 million excess $5.0 million layer and it is not expected that developed losses that would otherwise be covered by reinsurance will exceed the contingent profit commission. The contingent profit commission was recorded as a reduction of loss and loss adjustment expenses.

As of December 31, 2011, we had recorded a receivable of approximately $3.1 million for adverse loss development under the adverse development cover since the date of the Acquisition. We do not expect this receivable to have any material effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At December 31, 2011, we had access to approximately $3.1 million under the collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of this annual report.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $75.5 million in 2011 compared to $72.1 million in 2010, representing an increase of $3.4 million, or 4.8%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses by premiums earned, was 30.3% in 2011 compared to 28.3% in 2010. The increase in our expense ratio was primarily the result of increased underwriting expenses, driven primarily by commission costs, and decreased premiums earned as compared to the same period in 2010. We estimate that the office closures and staff reductions announced in October 2011 will reduce underwriting expense by approximately $3.2 million annually. Severance, transition services and office closure costs totaled approximately $1.0 million and were recognized in the fourth quarter of 2011.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $0.5 million in 2011 and 2010. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, ranged between 4.26% and 4.51% in 2011, compared to 4.25% and 4.48% in 2010.

Other Expenses.  Other expenses totaled $8.0 million in 2011, an increase of $0.5 million, or 6.9%, from $7.5 million in 2010. Other expenses result primarily from the operations of PointSure and PMCS. The increase in other expenses was largely attributable to the growth of these companies’ operations.

Income Tax Expense (Benefit).  The effective tax rate for the year ended December 31, 2011 resulted in a benefit of 42.6% compared to a benefit of 75.0% for the same period in 2010. The effective tax rate for 2011 differed from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 11.1 percentage points of the difference from the statutory rate. The increase in the effective rate was partially offset by $0.5 million, or 1.9 percentage points, due to the true-up of tax deductions relating to stock option and restricted stock awards that vested during the year. The effective rate for December 31, 2010 differed from the statutory rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 53.0 percentage points of the difference from the statutory rate. This increase in the effective rate was partially offset by $0.6 million, or 8.8 percentage points, due to the true-up of tax deductions relating to stock options and restricted stock awards that vested during the year.

Net Income (Loss).  Net loss totaled $12.8 million in 2011 compared to a net loss of $1.6 million in 2010, representing an increase of $11.2 million, or 708.1%. The increase in net loss resulted primarily from a decrease in other net realized gains recognized in earnings in 2011 as compared to 2010.

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

Claims Service Income.  Claims Service income totaled $0.9 million in 2010 and $1.0 million in 2009. Our claims service income resulted primarily from service arrangements we have with customers for claims processing services and policy administration services that we perform for them.

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

Other Income.  Other income totaled $4.3 million for the year ended December 31, 2010 compared to $5.3 million for the same period in 2009, representing a decrease of $1.0 million, or 19.5%. Other income is derived primarily from the operations of PointSure, our wholesale broker, and PMCS, our provider of medical bill review, utilization review, nurse care management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $223.1 million in 2010 compared to $174.3 million in 2009, representing an increase of $48.7 million, or 28.0%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, was 87.4% in 2010 compared to 70.9% in 2009. The increase in our net loss ratio was primarily attributable to unfavorable development of prior accident year loss reserves of $32.6 million in 2010 (offset by a $0.6 million favorable commutation gain), compared to unfavorable development of prior year accident year loss reserves of $0.4 million in 2009 (offset by a $0.6 million favorable commutation gain). Our net loss ratio was also impacted by an increase in the current accident year loss ratio from 60.0% in 2009 to 64.5% in 2010. Our direct loss reserves are net of reinsurance and exclude reserves associated with KEIC, whom we acquired from LMC in September 2003, and the business that we involuntarily assume from the NCCI.

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

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $72.1 million in 2010 compared to $72.8 million in 2009, representing a decrease of $0.7 million, or 1.0%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses less other service income by premiums earned, was 28.3% in 2010 compared to 29.8% in 2009. The decline in our expense ratio resulted from decreases in our underwriting expenses and increases in our net premiums earned from the same period of 2009.

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

Income Tax Expense (Benefit).  The effective tax rate for the year ended December 31, 2010 resulted in a benefit of 75.0% compared to an expense of 18.4% for the same period in 2009. The effective tax rate for 2010 differed from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 53.0% percentage points of the difference from the statutory rate. The increase in the effective rate was partially offset by approximately $0.6 million, or 8.8 percentage points, due to a true-up of vesting expense related to restricted stock which vested during the year. The effective rate for December 31, 2009 was lower than the statutory rate of 35.0% primarily as a result of tax exempt interest income, which accounted for approximately 20.8 percentage points of the difference from the statutory rate. This decrease in the effective rate was partially offset by approximately $0.7 million, or 4.2 percentage points, due to state income taxes and other nondeductible expenses.

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

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of December 31, 2011 had an effective duration of 4.5 years with individual maturities extending to 29 years. Currently, we make claim payments from positive cash flows from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds with appropriate durations to match against expected future claim payments.

At December 31, 2011, our investment portfolio consisted of investment-grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. Our investment policy allows for investment in domestic and international equities up to 6% and 1.5%, respectively, of our statutory capital and surplus. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

We had no direct sub-prime mortgage exposure in our investment portfolio and $10.0 million of indirect exposure to sub-prime mortgages as of December 31, 2011. As of December 31, 2011, our portfolio included $92.2 million of insured municipal bonds and $258.8 million of uninsured municipal bonds. See “Investments” in Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2011 to the European sovereign debt crisis.

The following table provides a breakdown of ratings on the bonds in our municipal portfolio as of December 31, 2011:

	Insured Bonds			Total Municipal Portfolio (1) Based On
	Insured	Underlying	Uninsured Bonds	Overall	Underlying
Rating	Ratings	Ratings	Ratings	Ratings(2)	Ratings
	(In thousands)
AAA	$4,827	$4,827	$30,693	$35,520	$35,520
AA+	14,014	12,797	63,850	77,864	76,647
AA	19,456	19,109	65,294	84,750	84,403
AA-	29,383	26,414	52,005	81,388	78,419
A+	11,196	15,615	9,849	21,045	25,464
A	5,285	5,285	22,550	27,835	27,835
A-	2,073	2,187	2,976	5,049	5,163
BBB+	—	—	1,304	1,304	1,304
BBB	—	—	2,954	2,954	2,954
Pre-refunded (3)	6,014	6,014	7,326	13,340	13,340
Total	$92,248	$92,248	$258,801	$351,049	$351,049
____________

(1)	Consists of $326.9 million of tax-exempt municipal bonds and $24.2 million of taxable municipal bonds.

(2)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(3)	These bonds have been refunded by depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of December 31, 2011, we had no direct investments in any bond insurer, and the following bond insurers insured more than 10% of the municipal bond investments in our portfolio:

		Insurer Ratings		Average Underlying Bond
Bond Insurer	Fair Value	S&P	Moody’s	Rating
	(Millions)
National Public Finance Guarantee Corporation	$42.1	BBB	Baa2	AA-

We do not expect a material impact to our investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

Our ability to adequately provide funds to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2011, our reinsurance program provides us with reinsurance protection for each loss occurrence in excess of $0.5 million, up to $75.0 million, subject to various deductibles and exclusions. Our reinsurance program that was effective October 1, 2010 to September 30, 2011, provides us with reinsurance protection for each loss occurrence in excess of $0.25 million, up to $100.0 million, subject to various deductibles and exclusions. See the discussion under the heading “Reinsurance” in Part I, Item 1 of this annual report. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2011, the statutory surplus of our insurance subsidiary was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

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

Net cash provided by operating activities in 2011 totaled $27.6 million, a decrease of $29.1 million, or 51.4%, from $56.7 million in 2010, which decreased $11.6 million, or 16.9%, from $68.3 million in 2009. The decrease in 2011 was primarily attributable to a decrease in premiums collected of approximately $10.6 million and an increase in loss and loss adjustment expenses paid (net of reinsurance collected) of approximately $22.8 million.  The decrease in 2010 was primarily attributable to an increase in loss and loss adjustment expenses paid (net of reinsurance collected) of approximately $28.7 million, partially offset by decreases in income taxes and underwriting expenses paid of approximately $9.1 million and $4.0 million, respectively.

We used net cash of $9.7 million for investing activities in 2011 compared to $49.8 million in 2010 and $77.8 million in 2009. The decrease in 2011 from 2010 and in 2010 from 2009 was driven by lower net investment purchase activity (purchases, net of sales and maturities).

Net cash used in financing activities totaled $5.3 million in 2011, an increase of $1.4 million from $3.9 million in 2010, which increased $3.4 million from $0.4 million in 2009. The increase in net cash used in financing activities in 2011 over 2010 and in 2010 over 2009 was primarily the result of quarterly cash dividends paid.

Contractual Obligations and Commitments

The following table identifies our contractual obligations by payment due period as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long term debt obligations:
Surplus notes	$12,000	$—	$—	$—	$12,000
Loss and loss adjustment expenses	518,044	156,028	175,207	75,114	111,695
Operating lease obligations	12,388	2,988	5,471	3,844	85
Total	$542,432	$159,016	$180,678	$78,958	$123,780

The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2011 and actuarial estimates of expected payout patterns and are not contractual liabilities as to time certain. Our contractual liability is to provide benefits under the policies we write. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our unpaid loss and loss adjustment expense process, see the heading “Loss Reserves” in Part I, Item 1 of this annual report and “Critical Accounting Policies, Estimates and Judgments — Unpaid Loss and Loss Adjustment Expense” in Part II, Item 7 of this annual report. Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See the discussion under the heading “Risks Related to our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” in Part I, Item 1A of this annual report for a discussion of the uncertainties associated with estimating unpaid loss and loss adjustment expenses.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Unpaid Loss and Loss Adjustment Expense

Unpaid loss and loss adjustment expense represents our estimate of the expected cost of the ultimate settlement and administration of losses, based on known facts and circumstances. Our policy is to record the liability for unpaid claims and claim adjustment expense equal to the best estimate we determine. Included in unpaid loss and loss adjustment expense are amounts for case-based reserves, including estimates of future developments on those claims, and claims incurred but not yet reported to us, second injury fund expenses, and allocated and unallocated claim adjustment expenses. Due to the inherent uncertainty associated with the cost of unsettled and unreported claims, the ultimate liability may differ, perhaps materially, from the original estimate. These estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s operating results.

Following is a summary of the gross loss and loss adjustment expense reserves by line of business as of December 31, 2011 and 2010. The workers’ compensation line of business comprises over 98% of our total loss reserves as of both dates.

	As of December 31, 2011			As of December 31, 2010
Line of Business	Case	IBNR	Total	Case	IBNR	Total
	(In thousands)
Workers’ Compensation	$298,187	$212,545	$510,732	$257,137	$176,229	$433,366
Ocean Marine	718	5,306	6,024	1,668	5,059	6,727
General Liability	77	1,211	1,288	77	749	826
Total	$298,982	$219,062	$518,044	$258,882	$182,037	$440,919

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

For the current accident year, we establish the initial reserve for claims incurred-but-not-reported (“IBNR”) using an expected loss ratio (“ELR”) method. The ELR method is based on an analysis of historical loss ratios adjusted for current pricing levels, exposure growth, anticipated trends in claim frequency and severity, the impact of reform activity and any other factors that may have an impact on the loss ratio. The actual paid and incurred loss data for the accident year is reviewed each quarter and changes to the ELR may be made based on the emerging data, although changes are typically not made until the end of the accident year when the loss data can be analyzed as a complete accident year. However, due to results experienced for the 2010 accident year and the adverse development of accident years 2008 and 2009, we increased our 2010 net ELR from 61.5% to 64.5% at June 30, 2010. In 2011, given the trend of the early actuarial indicated ultimate loss ratios for the 2011 accident year and considering the adverse development in recent accident years, we increased our 2011 net ELR from 62.5% to 65.0% in the fourth quarter of the year.

The ELR is multiplied by the year-to-date earned premium to determine the ultimate losses for the current accident year. The actual paid and case outstanding losses are subtracted from the ultimate losses to determine the IBNR for the accident year. As the accident year matures, we incorporate standard actuarial reserving methodologies, including the Bornhuetter-Ferguson method and the Berquist-Sherman Adjusted Incurred Loss Development method. These methods blend the loss development and expected loss ratio methods by assigning partial weight to the initial expected losses, calculated from the expected loss ratio method, with the remaining weight applied to the actual losses, either paid or incurred. The weights assigned to the initial expected losses decrease as the accident year matures. A reserve estimate implies a pattern of expected loss emergence. If this emergence does not occur as expected, it may cause us to revisit our previous assumptions. We may adjust loss development patterns, the various method weights or the expected loss ratios used in our analysis. Management employs judgment in each reserve valuation as to how to make these adjustments to reflect current information.

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

•
At December 31, 2011, approximately $221.1 million, or 48.0%, of our direct loss reserves were related to business written in California. Over the last several years, four significant comprehensive legislative reforms were enacted in California: AB 749 was enacted in February 2002; AB 227 and SB 228 were enacted in September 2003; and SB 899 was enacted in April 2004. This reform activity has resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves, making historical data less reliable as an indicator of future loss. All four bills enacted structural changes to the benefit delivery system in California, in addition to changes in the indemnity and medical benefits afforded injured workers. In response to the reform legislation and a drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2012 were 49.3% lower than the pure premium rates in effect as of July 1, 2003. More recent data has indicated the need for an increase in rates in California. With the California Department of Insurance’s approval, we adopted a 5.0% increase in advisory pure premium rates effective January 1, 2009. In June 2009, we filed for a 10.6% rate increase effective August 1, 2009, which was also approved. In July 2010, we filed for a 15.3% average rate increase effective September 1, 2010, which was also approved. In November 2011, we filed for a 10.9% average rate increase, which was approved in December 2011 and became effective on January 1, 2012. The California Department of Insurance has more recently recognized pure premium deterioration for the market as a whole, approving in full the January 1, 2012 pure premium rate filing submitted by the WCIRB.  Consequently, the bureau-approved pure premium rates are now 49.3% lower than the pure premium rates in effect as of July 1, 2003.

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

Workers’ compensation is considered a long-tail line of business, as it takes a relatively long period of time to finalize claims from a given accident year. Management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Workers’ compensation losses can continue to develop beyond 60 months and in some cases claims can remain open more than 20 years. As indicated above, we wrote our first policy on October 1, 2003 so our first complete accident year is 2004. As of December 31, 2011, accident year 2004 was 96 months developed, accident year 2005 was 84 months developed, accident year 2006 was 72 months developed, accident year 2007 was 60 months developed, accident year 2008 was 48 months developed, accident year 2009 was 36 months developed, accident year 2010 was 24 months developed and accident year 2011 was 12 months developed. Our loss reserve estimates are subject to considerable variation due to the relative immaturity of the accident years from a development standpoint.

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

Development factors, expected loss rates and expected loss ratios are derived from the combined experience of us and our predecessor.

Gross ultimate loss (indemnity, medical and ALAE separately) for each category is estimated using the following actuarial methods:

•	paid loss (or ALAE) development;

•	incurred loss (or ALAE) development;

•	Bornhuetter-Ferguson using ultimate premiums and paid loss (or ALAE);

•	Bornhuetter-Ferguson using ultimate premiums and incurred loss (or ALAE);

•	Berquist-Sherman adjusted incurred loss development; and

•	Bornhuetter-Ferguson using ultimate premiums and adjusted incurred loss development.

A gross ultimate value is selected by reviewing the various ultimate estimates and applying actuarial judgment to achieve a reasonable best estimate of the ultimate liability. The gross IBNR reserve equals the selected gross ultimate loss minus the gross paid losses and gross case reserves as of the valuation date. The selected gross ultimate loss and ALAE are reviewed and updated on a quarterly basis.

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

Estimating loss reserves is an uncertain and complex process which involves actuarial techniques and management judgment. Actuarial analysis generally assumes that past patterns demonstrated in the data will repeat themselves and that the data provides a basis for estimating future loss reserves. However, since conditions and trends that have affected losses in the past may not occur in the future in the same manner, if at all, future results may not be reliably predicted by the prior data. Due to the relative immaturity of our book of business, the challenge has been to give the appropriate weight in the ultimate loss estimation process to the new data as it becomes available. As discussed above, management believes that it generally takes workers’ compensation losses approximately 48 to 60 months after the start of an accident year until the data is viewed as fully credible for paid and incurred reserve evaluation methods. Due to our limited operating history, we have eight complete accident years that were developed 96 months, 84 months, 72 months, 60 months, 48 months, 36 months, 24 months and 12 months (2004, 2005, 2006, 2007, 2008, 2009, 2010 and 2011, respectively) at December 31, 2011. At December 31, 2011, the analysis for accident years 2003 through 2010 utilizes a Bornhuetter-Ferguson approach, which blends the loss development and expected loss ratio methods, in addition to the paid and incurred loss development methods. See “Results of Operations – Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 – Loss and Loss Adjustment Expenses” in this Item 7 for a discussion of the net unfavorable development in accident years 2006 through 2010 as well as the ELR for accident year 2011. For more information on the ELR method and selection see the related discussion under the heading “Actuarial Loss Reserve Estimation Methods” in this Item 7.

For accident years 2006 and prior, there was unfavorable development in the losses for California State Act which resulted in an increase of our net ultimate loss estimates of $2.8 million. For non-California State Act, there was unfavorable development in the losses for accident years 2006 and prior which resulted in an increase of our net ultimate loss estimates of $0.4 million. This was offset by favorable development in the USL&H losses for accident years 2006 and prior which resulted in a decrease of our net ultimate loss estimates of $0.6 million.

For accident year 2007, there was unfavorable development in the losses for California State Act which resulted in an increase of our net ultimate loss estimates of $3.0 million. For non-California State Act, there was unfavorable development in the losses for accident year 2007 which resulted in an increase of our net ultimate loss estimates of $2.3 million. For USL&H, there was unfavorable development in the losses for accident year 2007 which resulted in an increase of our net ultimate loss estimates of $1.4 million.

For accident year 2008, there was unfavorable development in the losses for California State Act which resulted in an increase of our net ultimate loss estimates of $3.2 million. For non-California State Act, there was unfavorable development in the losses for accident year 2008 which resulted in an increase of our net ultimate loss estimates of $5.3 million. For USL&H, there was unfavorable development in the losses for accident year 2008 which resulted in an increase of our net ultimate loss estimates of $0.5 million.

For accident year 2009, there was unfavorable development in the losses for California State Act which resulted in an increase of our net ultimate loss estimates of $4.6 million. For non-California State Act, there was unfavorable development in the losses for accident year 2009 which resulted in an increase of our net ultimate loss estimates of $3.3 million. For USL&H, there was unfavorable development in the losses for accident year 2009 which resulted in an increase of our net ultimate loss estimates of $0.6 million.

For accident year 2010, there was unfavorable development in the losses for California State Act which resulted in an increase of our net ultimate loss estimates of $3.8 million. For non-California State Act, there was unfavorable development in the losses for accident year 2009 which resulted in an increase of our net ultimate loss estimates of $8.0 million. In addition, our IBNR accrual for earned but unbilled premiums resulted in an increase of our net ultimate loss estimates of $0.2 million. This was offset by favorable development in the USL&H losses for accident year 2010 which resulted in a decrease of our net ultimate loss estimates of $2.3 million.

For accident year 2011, the ultimate losses were set by multiplying the selected ELR to the booking earned premium. We initially established a net ELR for accident year 2011 of 62.5%. However, after reviewing the 2011 results and considering the adverse development in recent accident years and the impact of lower ceding rates in our 2011-2012 reinsurance treaty, we increased the 2011 net ELR to 65.0% in the fourth quarter of the year. For more information on the ELR method and selection see the related discussion under the heading “Actuarial Loss Reserve Estimation Methods” in this Item 7.

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

As discussed in the previous section, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. Several examples are provided below to highlight the potential variability present in our loss reserves. Each of these examples represents scenarios that are reasonably likely to occur over time. For example, there may be a number of claims where the unpaid loss and loss adjustment expense associated with future medical treatment proves to be inadequate because the injured workers do not respond to medical treatment as expected by the claims examiner. If we assume this affects 10% of the open claims and, on average, the unpaid loss and loss adjustment expenses on these claims are 20% inadequate, this would result in our unpaid loss and loss adjustment expense liability being inadequate by approximately $10.4 million, or 2.0%, as of December 31, 2011. Another example is claim inflation. Claim inflation can result from medical cost inflation or wage inflation. As discussed above, the actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. If our estimate of future medical trend is two percentage points inadequate (e.g., if we estimate a 9% annual trend and the actual trend is 11%), our unpaid loss and loss adjustment expense liability could be inadequate. The amount of the inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid. For example, if we assume that 50% of the unpaid loss and loss adjustment expense is associated with medical payments and an average payout period of 5 years, our unpaid loss and loss adjustment expense liabilities would be inadequate by approximately $25.9 million on a pre-tax basis, or 5%, as of December 31, 2011. Under these assumptions, the inadequacy of approximately $25.9 million represents approximately 7.3% of total stockholders’ equity at December 31, 2011. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $518.0 million as of December 31, 2011 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $25.9 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

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

We periodically evaluate our reinsurance recoverables, including the financial ratings of our reinsurers, and revise our estimates of such amounts as conditions and circumstances change. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. We assessed the collectability of our year-end receivables and believe that all amounts are collectible based on currently available information. Therefore, as of December 31, 2011 and 2010, we had no reserve for uncollectible reinsurance recoverables. As of December 31, 2011, the top ten companies, representing 95% of our reinsurance amounts recoverable, had A.M. Best ratings of “A” or higher.

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

Since inception, we have not needed to write-off any portion of our deferred acquisition costs. While we believe our estimate of anticipated loss and loss adjustment expenses as of December 31, 2011 was appropriate, if our estimate was 10% inadequate, our deferred acquisition costs as of that date would need to be reduced by approximately $9.4 million. We will continue to monitor the balance of deferred acquisition costs for recoverability. We expect that our deferred acquisition costs will decrease significantly in 2012 due to the adoption of FASB Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires management to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, the consideration of operating versus capital items, projected future taxable income and the effect of tax planning strategies. If actual results differ from management’s estimates and assumptions, we may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. The establishment of a valuation allowance could have a significant impact on our financial position and results of operations in the period in which it is deemed necessary. We reached a conclusion that, as of December 31, 2011, it is more likely than not that the deferred tax assets will be realized, and therefore no valuation allowance was recorded.

FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of December 31, 2011 and 2010, we had no unrecognized tax benefits. We do not anticipate that the amount of unrecognized tax benefits will significantly increase in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in our consolidated statements of operations and comprehensive income (loss). We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2008, 2009, 2010 and 2011.

The Valuation of Goodwill

We review our goodwill for potential impairment at least annually, and more frequently if a triggering event or other conditions indicate the possibility of impairment. Our analysis begins with a consideration of various qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit in question is less than its carrying amount. If such a determination is not reached, then performance of further impairment testing is not necessary. If the results of our qualitative analysis indicate a potential for impairment, then further impairment testing (consisting of discounted cash flow analysis and similar methodologies) is performed as required by ASC Topic 350, Intangibles – Goodwill and Other.

As previously reported, in the second quarter of 2010, we determined that a triggering event related to our insurance subsidiary had occurred, necessitating an update of the prior year’s impairment analysis. The fair value of the reporting unit was estimated using a discounted cash flow analysis, resulting in our recording a $1.5 million impairment charge against the goodwill resulting from the acquisition of SBIC in September 2003.

We performed our 2011 impairment analysis of the remaining goodwill related to the acquisitions of PMCS and BWNV in the fourth quarter of 2011 and concluded, on a more-likely-than-not basis, that no goodwill impairment existed. Among the qualitative factors considered in our analysis were the following: the substantial margins by which both reporting units passed our previous impairment analysis; the continued strong performance of both companies; the importance of both companies to our strategic plan; and a lack of the negative factors identified in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.

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

We regularly review our investment portfolio for declines in value. In general, we review all securities that are impaired by 5% or more at the end of the period. We focus our review of securities with no stated maturity date on securities that were impaired by 20% or more at the end of the period or have been impaired 10% or more continuously for six months or longer as of the end of the period. We also analyze the entire portfolio for other factors that might indicate a risk of impairment, including credit ratings and interest rates. It is possible that we could recognize future impairment losses on some securities we owned at December 31, 2011 if future events, information and the passage of time result in a determination that a decline in value is other-than-temporary.

No other-than-temporary declines in the fair value of our securities were recorded in 2011 or 2010. In 2009, we recognized other-than-temporary impairment charges of $0.3 million related to our investments in preferred stocks issued by Fannie Mae and Freddie Mac that were sold in 2009. Please refer to the tables in Note 3, “Investments” of the consolidated financial statements in Part II, Item 8 of this annual report for additional information on unrealized losses on our investment securities. Please refer to Part II, Item 7A of this annual report for tables showing the sensitivity of the fair value of our fixed-income investments to selected hypothetical changes in interest rates. See “Liquidity and Capital Resources” in Part II, Item 7 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2011 to sub-prime mortgages.

Earned But Unbilled Premiums

Shortly following the expiration of an insurance policy, we perform a final payroll audit of each insured to determine the final premium to be billed and earned. These final audits generally result in an audit adjustment, either increasing or decreasing the estimated premium earned and billed to date. We estimate the amount of premiums that have been earned but are unbilled at the end of a reporting period by analyzing historical earned premium adjustments made at final audit for the preceding 12 months and applying the average adjustment percentage against our in-force earned premium for the period. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions, seasonality and other factors, as well as fluctuations in our in-force premium. For example, the amount of our accrual for premiums earned but unbilled fluctuated between ($1.3) million and $0.7 million in 2011 and between ($1.0) million and ($0.1) million in 2010. The balance of our accrual for premiums earned but unbilled totaled approximately $0.3 million and ($0.6) million at December 31, 2011 and 2010, respectively. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are reviewed quarterly and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

We bear credit risk with respect to retrospectively rated policies. Because of the long duration of our loss sensitive plans, there is a risk that the customer will fail to pay the additional premium. Accordingly, we obtain collateral in the form of letters of credit or deposits to mitigate credit risk associated with our loss sensitive plans. If we are unable to collect future retrospective premium adjustments from an insured, we would be required to write-off the related amounts, which could impact our financial position and results of operations. Since inception, there have been approximately $0.2 million in write-offs. Retrospectively rated policies accounted for approximately 6.6% of direct premiums written in 2011 and approximately 5.9% of direct premiums written in 2010.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to simplify the current two-step goodwill impairment test required under Topic 350. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If such a determination is not reached, then performance of further impairment testing is not necessary. The new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011.  However, early adoption is permitted. We adopted ASU 2011-08 in the fourth quarter of 2011, which did not have a material effect on our consolidated financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

In 2008 and 2009, a series of crises occurred in the U.S. financial and capital markets, as well as in housing and global credit markets. These conditions accelerated into a global economic recession. The declining economic conditions worsened over the last half of 2008 and continued into the first half of 2009. However, the equity and debt markets began to show improvement in mid-2009 going forward. For example, the net unrealized gain on our investment portfolio increased from $1.4 million at March 31, 2009 to $18.4 million at December 31, 2009, $29.8 million at September 30, 2010, decreased to $7.2 million at December 31, 2010, and increased to $34.4 million at December 31, 2011.

Our consolidated balance sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks, including credit and interest rate risks. Market risk is the potential economic loss principally arising from adverse changes in the fair value of financial instruments. In 2008 and 2009, we recognized, on a pre-tax basis, approximately $13.7 million of other-than-temporary impairment charges related to our investments in government-sponsored-entity preferred stock and exchange-traded funds. In 2010 and 2011, we recognized no other-than-temporary impairments.  The impact of actions taken by governmental bodies in response to the current economic conditions is difficult to predict, particularly over the short term, and we cannot predict the timing or magnitude of a recovery. The fair value of our investment portfolio remains subject to considerable volatility, particularly over the short term. The following sections address the significant market risks associated with our business activities.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing generally in fixed-income securities which are rated “A” or higher by Standard & Poor’s or another major rating agency. We also independently, and through our outside investment manager, monitor the financial condition of all of the issuers of fixed-income securities in our portfolio. To limit our exposure to risk, we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector. See “Investments” in Part I, Item 1 of this annual report for a discussion of the limited exposure in our investment portfolio at December 31, 2011 to sub-prime mortgages and the European sovereign debt crisis.

Interest Rate Risk

We had fixed-income investments with a fair value of $700.3 million at December 31, 2011 that are subject to interest rate risk compared with $673.0 million at December 31, 2010. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes the interest rate risk in our investment portfolio as of December 31, 2011 and December 31, 2010. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2011 and December 31, 2010. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and stockholders’ equity.

Interest Rate Risk as of December 31, 2011:

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(57,217)	$643,129	(8.2)%
100 basis point increase	(28,475)	671,871	(4.1)%
No change	—	700,346	—
100 basis point decrease	28,209	728,555	4.0%
200 basis point decrease	56,152	756,498	8.0%

Interest Rate Risk as of December 31, 2010:

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Portfolio Value
	($ in thousands)
200 basis point increase	$(59,313)	$613,655	(8.8)%
100 basis point increase	(30,031)	642,937	(4.5)%
No change	—	672,968	—
100 basis point decrease	30,781	703,749	4.6%
200 basis point decrease	62,310	735,278	9.3%

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SeaBright Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of SeaBright Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaBright Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaBright Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2012 expressed an unqualified opinion on the effectiveness of SeaBright Holdings, Inc. and subsidiaries’ internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
March 5, 2012

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share information)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost $665,891 in 2011 and $665,761 in 2010)	$700,346	$672,968
Cash and cash equivalents	28,503	15,958
Accrued investment income	6,987	7,085
Premiums receivable, net of allowance	18,332	15,023
Deferred premiums	142,486	168,842
Reinsurance recoverables	94,173	56,746
Due from reinsurer	4,814	4,420
Receivable under adverse development cover	3,117	2,965
Prepaid reinsurance	4,424	4,288
Property and equipment, net	6,337	6,277
Federal income tax recoverable	12,823	11,749
Deferred income taxes, net	19,233	23,458
Deferred policy acquisition costs, net	21,834	25,574
Intangible assets, net	1,244	1,330
Goodwill	2,794	2,794
Other assets	11,391	7,085
Total assets	$1,078,838	$1,026,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Unpaid loss and loss adjustment expense	$518,044	$440,919
Unearned premiums	130,300	155,786
Reinsurance funds withheld and balances payable	7,079	6,739
Premiums payable	6,351	8,645
Accrued expenses and other liabilities	51,553	51,456
Surplus notes	12,000	12,000
Total liabilities	725,327	675,545

Commitments and contingencies (Notes 13 and 15)

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	—	—
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding — 22,327,749 shares at December 31, 2011 and 22,025,450 shares at December 31, 2010	223	220
Paid-in capital	213,746	209,941
Accumulated other comprehensive income	23,269	5,591
Retained earnings	116,273	135,265
Total stockholders’ equity	353,511	351,017
Total liabilities and stockholders’ equity	$1,078,838	$1,026,562

See accompanying notes to consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share information)
Revenue:
Premiums earned	$249,551	$254,326	$244,427
Claims service income	1,261	889	1,011
Net investment income	21,041	23,466	23,132
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	—	(258)
Less portion of losses recognized in accumulated other comprehensive income (loss)	—	—	—
Net impairment losses recognized in earnings	—	—	(258)
Other net realized gains (losses) recognized in earnings	1,051	15,425	(171)
Other income	4,257	4,253	5,284
	277,161	298,359	273,425
Losses and expenses:
Loss and loss adjustment expenses	218,413	223,050	174,324
Underwriting, acquisition and insurance expenses	75,521	72,084	72,837
Interest expense	525	528	599
Goodwill impairment	—	1,527	—
Other expenses	8,028	7,509	9,079
	302,487	304,698	256,839
Income (loss) before taxes	(25,326)	(6,339)	16,586
Income tax expense (benefit):
Current	(5,454)	(7,015)	5,805
Deferred	(5,346)	2,259	(2,754)
	(10,800)	(4,756)	3,051
Net income (loss)	(14,526)	(1,583)	13,535

Other comprehensive income (loss):
Increase in net unrealized gains on investment securities available for sale	28,319	4,227	22,527
Less: Reclassification adjustment for net realized losses (gains) recorded into net income	(1,051)	(15,425)	429
Income tax benefit (expense) related to items of other comprehensive income (loss)	(9,590)	3,862	(6,020)
Other comprehensive income (loss)	17,678	(7,336)	16,936
Comprehensive income (loss)	$3,152	$(8,919)	$30,471

Basic earnings (loss) per share	$(0.69)	$(0.08)	$0.65
Diluted earnings (loss) per share	$(0.69)	$(0.08)	$0.63

Weighted average basic shares outstanding	21,118,711	20,867,720	20,702,572
Weighted average diluted shares outstanding	21,118,711	20,867,720	21,515,153

See accompanying notes to consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Outstanding Common Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except per share information)
Balance at December 31, 2008	21,393	$214	$200,893	$(4,009)	$127,715	$324,813
Net income	—	—	—	—	13,535	13,535
Other comprehensive income	—	—	—	16,936	—	16,936
Stock based compensation, net of taxes of $192	—	—	4,611	—	—	4,611
Restricted stock grants	320	4	—	—	—	4
Exercise of stock options	7	—	47	—	—	47
Minimum tax withholdings on restricted stock vestings	(44)	(1)	(472)	—	—	(473)
Balance at December 31, 2009	21,676	217	205,079	12,927	141,250	359,473
Net loss	—	—	—	—	(1,583)	(1,583)
Other comprehensive loss	—	—	—	(7,336)	—	(7,336)
Dividends declared ($0.20 per share)	—	—	—	—	(4,402)	(4,402)
Stock based compensation	—	—	5,424	—	—	5,424
Restricted stock grants	400	3	—	—	—	3
Exercise of stock options	4	—	26	—	—	26
Minimum tax withholdings on restricted stock vestings	(55)	—	(588)	—	—	(588)
Balance at December 31, 2010	22,025	220	209,941	5,591	135,265	351,017
Net loss	—	—	—	—	(14,526)	(14,526)
Other comprehensive income	—	—	—	17,678	—	17,678
Dividends declared ($0.20 per share)	—	—	—	—	(4,466)	(4,466)
Stock based compensation	—	—	4,701	—	—	4,701
Restricted stock grants	438	4	1	—	—	5
Minimum tax withholdings on restricted stock vestings	(135)	(1)	(897)	—	—	(898)
Balance at December 31, 2011	22,328	$223	$213,746	$23,269	$116,273	$353,511

See accompanying notes to consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(14,526)	$(1,583)	$13,535
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of deferred policy acquisition costs	52,200	48,633	44,653
Policy acquisition costs deferred	(48,460)	(48,670)	(47,015)
Provision for depreciation and amortization	8,634	6,901	5,277
Loss on disposal of fixed assets	16	—	—
Compensation cost on restricted shares of common stock	4,036	4,532	4,117
Compensation cost on stock options	665	892	686
Net realized (gain) loss on investments	(1,051)	(15,425)	429
Expense (benefit) for deferred income taxes	(5,346)	2,259	(2,736)
Goodwill impairment	—	1,527	—
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	77,125	89,029	59,863
Other assets and other liabilities	(4,544)	1,227	2,230
Reinsurance recoverables, net of reinsurance withheld	(37,768)	(18,176)	(11,652)
Income taxes recoverable	(1,074)	(6,975)	(3,273)
Accrued investment income	98	(351)	(680)
Unearned premiums, net of deferred premiums and premiums receivable	(2,439)	(7,130)	2,816
Net cash provided by operating activities	27,566	56,690	68,250

Cash flows from investing activities:
Purchases of investments	(154,171)	(489,598)	(182,483)
Sales of investments	90,030	388,237	54,934
Maturities and redemptions of investments	56,022	54,248	51,828
Purchases of property and equipment	(1,558)	(2,657)	(2,083)
Net cash used in investing activities	(9,677)	(49,770)	(77,804)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	26	47
Minimum tax withholdings on restricted stock vestings	(898)	(588)	(473)
Stockholder dividends paid	(4,451)	(3,300)	—
Proceeds from grants of restricted shares of common stock	5	4	4
Net cash used in financing activities	(5,344)	(3,858)	(422)
Net increase (decrease) in cash and cash equivalents	12,545	3,062	(9,976)
Cash and cash equivalents at beginning of period	15,958	12,896	22,872
Cash and cash equivalents at end of period	$28,503	$15,958	$12,896

Supplemental disclosure of cash flow activities:
Federal income taxes paid (recovered)	$(4,470)	$—	$8,500
Receivable from sales of investments	2,000	—	—
Interest paid on surplus notes	523	527	623

See accompanying notes to consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

SeaBright Insurance Holdings, Inc. (“SeaBright”), a Delaware corporation, was formed in June 2003. In May 2010, SeaBright changed its corporate name to SeaBright Holdings, Inc. On July 14, 2003, SeaBright entered into a purchase agreement, effective September 30, 2003, with Kemper Employers Group, Inc. (“KEG”), Eagle Pacific Insurance Company and Pacific Eagle Insurance Company (“Eagle”), and Lumbermens Mutual Casualty Company (“LMC”), the ultimate owner of KEG and Eagle (the “Acquisition”). Under this agreement, SeaBright acquired Kemper Employers Insurance Company (“KEIC”), PointSure Insurance Services, Inc. (“PointSure”), and certain assets of Eagle, primarily renewal rights. KEG, LMC and Eagle are no longer writing new business and, as of December 31, 2011, were operating under a voluntary run-off plan which has been approved by the Illinois Department of Insurance.

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

PointSure is a wholesale insurance broker and acts as an in-house distribution platform for SeaBright Insurance Company, and also offers insurance products from nonaffiliated insurers.

In December 2007, the Company completed the acquisition of Total HealthCare Management, Inc. (“THM”), a privately held California provider of medical bill review, utilization review, nurse case management and related services, for a purchase price of $1.2 million. Following the acquisition, THM became a wholly owned subsidiary of SeaBright. In May 2011, THM was renamed Paladin Managed Care Services, Inc. (“PMCS”). PMCS offers managed care services to SBIC and non-affiliated entities.

In July 2008, PointSure acquired 100% of the outstanding common stock of Black/White and Associates, Inc., Black/White and Associates of Nevada and Black/White Rockridge Insurance Services, Inc. (referred to collectively as “BWNV”), a privately held managing general agent and wholesale insurance broker. Also included in the transaction were a covenant not to compete from key principals of BWNV and other intangible assets. The preliminary purchase price paid at closing was $1.7 million, of which $0.5 million was allocated to the purchase of BWNV capital stock. PointSure paid approximately $159,000 as additional purchase consideration upon resolution of a contingency period in 2009. Following the acquisition, BWNV became a wholly owned subsidiary of PointSure. In November 2010, PointSure reorganized its corporate structure and directly assumed the business and operations of BWNV. The BWNV legal entities were subsequently dissolved.

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

Although no impairment losses were recognized over the value of the Company’s investment portfolio in 2011, it is possible that the Company could recognize future impairment losses on some securities it owned at December 31, 2011 if future events, information or the passage of time result in a determination that a decline in value is other-than-temporary.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment income is recorded when earned. For the purpose of determining realized gains and losses, which arise principally from the sale of investments, the cost of securities sold is based on specific-identification as of the trade date.

c.  Cash and Cash Equivalents

Cash and cash equivalents, which consist primarily of amounts deposited in banks and financial institutions, and all highly liquid investments with maturities of 90 days or less when purchased, are stated at cost. Cash in excess of daily requirements is invested in short-term, highly liquid bank funds and are deemed to be cash equivalents for purposes of the consolidated balance sheets and statements of cash flows.

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

g.  Property and Equipment

Furniture and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated on a straight-line basis over periods ranging from approximately two to seven years, which is the shorter of their estimated useful lives or the remaining term of the respective lease. Depreciation expense totaled $1.5 million, $1.7 million and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

h.  Goodwill and Other Intangible Assets

Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment.

The goodwill impairment test follows a three step process. The first step consists of consideration of various qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit in question is less than its carrying amount. If such a determination is not reached, then performance of further impairment testing is not necessary.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the second step (if necessary), the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the third step of the impairment test is performed for purposes of measuring the impairment. In the third step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess, and the charge could have a material adverse effect on the Company’s results of operations and financial position.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including various qualitative considerations, discounted cash flow calculations and, as appropriate, the level of the Company’s own share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management and the discount rate utilized.

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

The Company estimates the amount of premiums that have been earned but are unbilled at the end of the period by analyzing historical earned premium adjustments made at final audit and applying an adjustment percentage against premiums earned for the period. Final audit adjustments may result in increasing or decreasing the estimated premium earned and billed to date. Included in deferred premiums at December 31, 2011, 2010 and 2009 and premiums earned for the years then ended were accruals for earned but unbilled premiums of $0.3 million, ($0.6) million, and ($0.1) million, respectively.

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

k.  Reinsurance

The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with nonaffiliated reinsurers. Regardless of type, reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. Reinsurance premiums, commissions, expense reimbursements and reserves related to ceded business are accounted for on a basis consistent with the accounting for the original policies issued and the terms of reinsurance contracts. Amounts are shown net in the statements of operations and comprehensive income (loss). Premiums ceded to other companies are reported as a reduction of premiums written and earned. Reinsurance recoverables are determined based on the terms and conditions of the reinsurance contracts.

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

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. This analysis requires the Company to make various estimates and assumptions, including the scheduled reversal of deferred tax liabilities, the consideration of operating versus capital items, projected future taxable income and the effect of tax planning strategies. Based on this analysis, the Company may be required to establish a valuation allowance to reduce the deferred tax assets to the amounts more likely than not to be realized. As of December 31, 2011 and 2010, the Company had no valuation allowance against its deferred tax assets.

FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits as an element of income tax expense (benefit) in the consolidated statements of operations and comprehensive income (loss).

m.  Earnings (Loss) Per Share

The following table provides the reconciliation of weighted average common share equivalents outstanding used in calculating earnings (loss) per share for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Basic weighted average shares outstanding	21,118,711	20,867,720	20,702,572
Weighted average shares issuable upon exercise of dilutive outstanding stock options and vesting of dilutive nonvested restricted stock	—	—	812,581
Diluted weighted average shares outstanding	21,118,711	20,867,720	21,515,153

The effect of including shares issuable upon the exercise of outstanding stock options and the vesting of nonvested restricted stock is antidilutive for the years ended December 31, 2011 and 2010. Therefore, such shares have been excluded from the calculation of diluted weighted average shares outstanding. The numbers of such shares excluded for the years ended December 31, 2011 and 2010 were approximately 615,000 and 577,000, respectively.

n.  Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are (1) incremental direct costs of the contract transaction (i.e., would not have occurred without the contract transaction), (2) a portion of an employee's compensation and fringe benefits related to certain activities for successful contract acquisitions, or (3) direct-response advertising costs as defined in ASC Subtopic 340-20, Other Assets and Deferred Costs - Capitalized Advertising Costs. All other costs related to the acquisition of new or renewal insurance contracts are required to be expensed as incurred. This ASU is effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. The Company will adopt this guidance retrospectively effective January 1, 2012. The Company currently estimates that adoption will reduce its December 31, 2011 retained earnings (the period immediately prior to adoption) by approximately $4.5 million, net of taxes.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to simplify the current two-step goodwill impairment test required under Topic 350. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If such a determination is not reached, then performance of further impairment testing is not necessary. The new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011.  However, early adoption is permitted. The Company adopted ASU 2011-08 in the fourth quarter of 2011, which did not have a material effect on the Company’s consolidated financial condition or results of operations.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.  Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, estimated fair value and carrying value of investment securities available for sale at December 31, 2011 and 2010 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
	(In thousands)
2011:
U.S. Treasury securities	$24,989	$1,579	$—	$26,568	$26,568
Government sponsored agency securities	15,567	1,330	—	16,897	16,897
Corporate securities	167,125	9,682	(578)	176,229	176,229
Tax-exempt municipal securities	308,953	17,903	(1)	326,855	326,855
Mortgage pass-through securities	77,532	3,399	—	80,931	80,931
Collateralized mortgage obligations	14,546	168	(54)	14,660	14,660
Asset-backed securities	57,179	1,052	(25)	58,206	58,206
Total investment securities available for sale	$665,891	$35,113	$(658)	$700,346	$700,346

2010:
U.S. Treasury securities	$26,514	$635	$(172)	$26,977	$26,977
Government sponsored agency securities	23,159	943	(31)	24,071	24,071
Corporate securities	154,652	3,532	(1,915)	156,269	156,269
Tax-exempt municipal securities	309,935	5,555	(4,778)	310,712	310,712
Mortgage pass-through securities	73,501	2,548	(745)	75,304	75,304
Collateralized mortgage obligations	17,260	233	(28)	17,465	17,465
Asset-backed securities	60,740	1,577	(147)	62,170	62,170
Total investment securities available for sale	$665,761	$15,023	$(7,816)	$672,968	$672,968

The following tables present information about investment securities with unrealized losses at December 31, 2011 and 2010.

Unrealized losses at December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
	(In thousands)
U.S. Treasury Securities	$—	$—	$—	$—	$—	$—
Government sponsored agency securities (1)	—	—	—	—	—	—
Corporate securities	15,153	(578)	—	—	15,153	(578)
Tax-exempt municipal securities	1,267	(1)	—	—	1,267	(1)
Mortgage pass-through securities	—	—	—	—	—	—
Collateralized mortgage obligations	3,748	(6)	131	(48)	3,879	(54)
Asset-backed securities	2,645	(16)	2,760	(9)	5,405	(25)
Total	$22,813	$(601)	$2,891	$(57)	$25,704	$(658)
____________

(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unrealized losses at December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
	(In thousands)
U.S. Treasury Securities	$6,371	$(172)	$—	$—	$6,371	$(172)
Government sponsored agency securities (1)	2,083	(31)	—	—	2,083	(31)
Corporate securities	52,044	(1,915)	—	—	52,044	(1,915)
Tax-exempt municipal securities	163,019	(4,778)	—	—	163,019	(4,778)
Mortgage pass-through securities	28,213	(745)	—	—	28,213	(745)
Collateralized mortgage obligations	814	(1)	172	(27)	986	(28)
Asset-backed securities	10,764	(147)	—	—	10,764	(147)
Total	$263,308	$(7,789)	$172	$(27)	$263,480	$(7,816)
____________

(1)	Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

The $2.9 million of securities with unrealized losses of 12 months or longer at December 31, 2011 in the above table consist of two securities whose amortized cost at December 31, 2011 was approximately $2.9 million. One of these securities had an unrealized loss that exceeded 20% of the related security’s book value at December 31, 2011. As of December 31, 2011, all payments were current on these debt securities and the Company expects to fully recover its investment in these securities no later than their scheduled maturities. The Company has no current intent to sell these securities nor is it more likely than not that the Company would be required to sell these securities. Therefore, based on management’s review of the financial strength of these debt securities and the Company’s expectation regarding future receipt of principal and interest, management concluded these debt securities were temporarily impaired as of December 31, 2011. The Company recognized no OTTI losses in 2011 or 2010. In 2009, the Company recognized OTTI losses of approximately $0.3 million, which were related to its investment in preferred stock issued by Fannie Mae and Freddie Mac.

Significant changes in the factors considered when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the financial statements. At December 31, 2011 and 2010, the Company evaluated investment securities with fair values less than amortized cost and determined that the declines in value were temporary and were related primarily to the change in market rates since purchase or to other market anomalies that are expected to correct themselves. Furthermore, the Company has the ability and intent to hold the impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount.

The Company had no direct sub-prime mortgage exposure in its investment portfolio and $10.0 million of indirect exposure to sub-prime mortgages as of December 31, 2011. As of December 31, 2011, the Company’s portfolio included $92.2 million of insured municipal bonds and $258.8 million of uninsured municipal bonds.

The Company had no direct exposure in our investment portfolio to the European sovereign debt crisis as of December 31, 2011. The Company did own, as of that date, approximately $13.1 million of securities issued by domestic and foreign banks that have indirect European sovereign debt exposure through their global financial dealings. The Company believes the risks of these exposures are well contained and managed. Each of the banks whose securities the Company holds has been deemed Globally Systemically Important Financial Institutions (“G-SIFI”) by the Financial Stability Board. The list of G-SIFIs is updated annually and included 29 large financial institutions as of December 31, 2011. At December 31, 2011, The Company also owned a $1.5 million debt security issued by a domestic broker dealer that has acknowledged some exposure to European sovereign debt.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a breakdown of fair value by ratings on the bonds in the Company’s municipal portfolio as of December 31, 2011:

			Uninsured	Total Municipal
	Insured Bonds		Bonds	Portfolio (1) Based on
	Insured	Underlying		Overall	Underlying
Rating	Ratings	Ratings	Ratings	Ratings (2)	Ratings
	(In thousands)
AAA	$4,827	$4,827	$30,693	$35,520	$35,520
AA+	14,014	12,797	63,850	77,864	76,647
AA	19,456	19,109	65,294	84,750	84,403
AA-	29,383	26,414	52,005	81,388	78,419
A+	11,196	15,615	9,849	21,045	25,464
A	5,285	5,285	22,550	27,835	27,835
A-	2,073	2,187	2,976	5,049	5,163
BBB+	—	—	1,304	1,304	1,304
BBB	—	—	2,954	2,954	2,954
Pre-refunded (3)	6,014	6,014	7,326	13,340	13,340
Total	$92,248	$92,248	$258,801	$351,049	$351,049
____________

(1)	Consists of $326.9 million of tax-exempt municipal bonds and $24.2 million of taxable municipal bonds.

(2)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(3)	These bonds have been pre-refunded by depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of December 31, 2011, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio:

		Insurer Ratings		Average Underlying Bond
Bond Insurer	Fair Value	S&P	Moody’s	Rating
	(Millions)
National Public Finance Guarantee Corporation	$42.1	BBB	Baa2	AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at December 31, 2011, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity	Cost or Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$32,461	$32,941
Due after one year through five years	179,129	186,370
Due after five years through ten years	281,215	301,729
Due after ten years	23,829	25,510
Securities not due at a single maturity date	149,257	153,796
Total fixed income securities	$665,891	$700,346

The consolidated amortized cost of fixed income securities available for sale deposited with various regulatory authorities was $260.9 million and $216.7 million at December 31, 2011 and 2010, respectively.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Major categories of consolidated net investment income are summarized as follows for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Fixed income securities	$21,956	$24,333	$23,696
Equity securities	—	—	161
Cash and short-term investments	19	34	157
Total gross investment income	21,975	24,367	24,014
Less investment expenses	(934)	(901)	(882)
Net investment income	$21,041	$23,466	$23,132

Proceeds from the sales of fixed income and equity securities, related realized gains and losses and changes in unrealized gains (losses), excluding other-than-temporary impairments, were as follows:

	Proceeds	Realized Gains	Realized Losses	Change in Unrealized Gains (Losses)
	(In thousands)
Year Ended December 31, 2011:
Fixed income securities	$146,052	$1,522	$(455)	$27,248
Year Ended December 31, 2010:
Fixed income securities	442,485	16,364	(939)	(11,179)
Year Ended December 31, 2009:
Fixed income securities and preferred stock	95,976	737	(361)	20,480
Equity securities	10,786	—	(547)	2,477

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

•
Investment securities:  The Company measures and reports its financial assets and liabilities, including investment securities, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. The estimated fair values for available-for-sale securities are generally based on quoted market value prices for securities traded in the public marketplace. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note 3, “Investments”.

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

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of December 31, 2011, the Company had no Level 3 financial assets or liabilities.

The tables below present balances of assets measured at fair value on a recurring basis.

December 31, 2011:
	Total	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$26,568	$26,568	$—	$—
Government sponsored agency securities	16,897	—	16,897	—
Corporate securities	176,229	—	176,229	—
Tax-exempt municipal securities	326,855	—	326,855	—
Mortgage pass-through securities	80,931	—	80,931	—
Collateralized mortgage obligations	14,660	—	14,660	—
Asset-backed securities	58,206	—	58,206	—
Total	$700,346	$26,568	$673,778	$—

December 31, 2010:
	Total	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$26,977	$26,977	$—	$—
Government sponsored agency securities	24,071	—	24,071	—
Corporate securities	156,269	—	156,269	—
Tax-exempt municipal securities	310,712	—	310,712	—
Mortgage pass-through securities	75,304	—	75,304	—
Collateralized mortgage obligations	17,465	—	17,465	—
Asset-backed securities	62,170	—	62,170	—
Total	$672,968	$26,977	$645,991	$—

At December 31, 2011, there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity. As of December 31, 2011, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets. Therefore, no adjustment for market inactivity or illiquidity was necessary. There were no transfers between levels during the year ended December 31, 2011.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company obtains fair value inputs for securities in its investment portfolio from independent, nationally recognized pricing services. The Company obtains one price per instrument from these pricing services. The pricing services utilize multidimensional pricing models that vary by asset class and incorporate relevant inputs such as available trade, bid and quote market data for identical or similar instruments, model-based valuation techniques for which significant assumptions were observable and other market information to arrive at a fair value price for each security. This process takes into consideration the relevance of observable inputs based on factors such as the level of trading activity and the volume and currency of available prices and includes appropriate adjustments for nonperformance and liquidity risks. The Company did not obtain any broker quotes as part of the portfolio valuation process at December 31, 2011. When broker quotes are obtained, they are usually non-binding.

The Company also seeks input from independent portfolio managers engaged by the Company to assist in the management and oversight of its investment portfolio. The Company and an independent portfolio manager engaged by the Company review such amounts for reasonableness in relation to the following considerations, among others: recent trades of a particular security; the Company’s independent observations of recent developments affecting the economy in general and certain issuers in particular; and fair values from other sources, such as statements from the Company’s custodial banks. When other evidence indicates a fair value that is significantly different from that provided by an independent pricing service, the Company may challenge the fair value and request further validation and support from the independent pricing service, which may result in a revised fair value from the independent pricing service. If the Company has independent evidence indicating that a security’s fair value is significantly different from the final value provided by an independent pricing service, it may adjust the fair value accordingly. The Company did not adjust any of the values it obtained from independent pricing services and used those values in developing the fair value measurements in the Company’s consolidated financial statements as of December 31, 2011 and 2010.

The Company holds a limited amount ($20.1 million at December 31, 2011) of privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based in part on market information regarding interest rates, credit spreads and liquidity. The pricing matrix begins with current U.S. Treasury rates and uses credit spreads received from third-party sources to estimate fair value. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As some of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

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

5.  Premiums

Direct premiums written totaled $257.7 million, $262.0 million, and $286.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Premiums receivable consisted of the following at December 31, 2011 and 2010:

	December 31,
Current:	2011	2010
	(In thousands)
Premiums receivable	$19,362	$15,673
Allowance for doubtful accounts	(1,030)	(650)
Premiums receivable, net of allowance	$18,332	$15,023

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
Deferred:	2011	2010
	(In thousands)
Premiums receivable	$142,713	$169,128
Allowance for doubtful accounts	(227)	(286)
Premiums receivable, net of allowance	$142,486	$168,842

The activity in the allowance for doubtful accounts for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

Balance at December 31, 2008	$(490)
Additions charged to bad debt expense	(91)
Write offs charged against allowance	1
Balance at December 31, 2009	(580)
Additions charged to bad debt expense	(508)
Write offs charged against allowance	152
Balance at December 31, 2010	(936)
Additions charged to bad debt expense	(435)
Write offs charged against allowance	114
Balance at December 31, 2011	$(1,257)

6.  Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Computer equipment and software	$5,038	$4,716
Furniture and equipment	3,020	2,964
Leasehold improvements	3,121	3,183
Capital projects	3,514	2,372
	14,693	13,235
Less accumulated depreciation and amortization	(8,356)	(6,958)
Property and equipment, net	$6,337	$6,277

7.  Deferred Policy Acquisition costs

The following reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Beginning balance	$25,574	$25,537	$23,175
Policy acquisition costs deferred	48,460	48,670	47,015
Amortization of deferred policy acquisition costs	(52,200)	(48,633)	(44,653)
Ending balance	$21,834	$25,574	$25,537

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

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 1, 2011, the Company entered into new reinsurance treaties with nonaffiliated reinsurers wherein it retains the first $0.5 million of each loss occurrence. The next $0.5 million of losses per occurrence (excess of the first $0.5 million of losses per occurrence retained by the Company) are 50% reinsured. The new reinsurance program, which is effective through September 30, 2012, provides coverage up to $75.0 million per loss occurrence. The following table summarizes the new program as well as the prior reinsurance that was in place from October 1, 2010 through September 30, 2011:

2011/2012 Reinsurance Program	2010/2011 Reinsurance Program
$0.5 million SeaBright Retention	$0.25 million SeaBright Retention
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

$25.0 million in excess of $50.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $50.0 million and a limit of $10.0 million maximum for any one employee in any one loss occurrence.

$50.0 million in excess of $50.0 million for each loss occurrence.  Fully reinsured, subject to an annual aggregate recovery limit of $100.0 million and a limit of $10.0 million maximum for any one employee in any one loss occurrence.

As of December 31, 2011, the Company’s current excess of loss reinsurance treaties were placed with the following reinsurers:

Reinsurer	A.M. Best Rating
Allied World Assurance Company Ltd.	“A” (Excellent)
Aspen Insurance UK Limited	“A” (Excellent)
Catlin Underwriting (US) o/b/o Lloyd’s Syndicate 2003 (SJC)	“A” (Excellent)
Hannover Rueckversicherung AG	“A” (Excellent)
Hannover Re (Bermuda) Limited	“A” (Excellent)
Lloyd’s of London (Various syndicates)	“A” (Excellent)
Alterra Insurance (Formerly Max Bermuda)	“A” (Excellent)
Safety National Casualty Corp	“A” (Excellent)
Tokio Millennium Reinsurance Limited	“A++” (Excellent)

Effective January 1, 2012, the Company renewed its quota-share reinsurance agreement with a nonaffiliated reinsurer wherein it cedes 100% of its residual market business assumed from the National Council on Compensation Insurance (the “NCCI”) for policy years 2009, 2010, 2011 and 2012.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the Acquisition, SeaBright and LMC entered into an adverse development excess of loss reinsurance agreement (the “Agreement”). The Agreement, after taking into account any recoveries from third party reinsurers, calls for LMC to reimburse SBIC 100% of the excess of the actual loss at December 31, 2011 over the initial loss reserves at September 30, 2003. The Agreement also calls for SBIC to reimburse LMC 100% of the excess of the initial loss reserves at September 30, 2003 over the actual loss results at December 31, 2011. The amount of adverse loss development under the Agreement was $3.1 and $3.0 million at December 31, 2011 and 2010, respectively. Any change in the amount receivable from LMC is netted against loss and loss adjustment expense in the accompanying consolidated statements of operations and comprehensive income (loss).

As part of the Agreement, LMC placed into trust (the “Trust”) $1.6 million, equal to 10% of the balance sheet reserves of SBIC at the date of the Acquisition. Thereafter, the Trust is adjusted each quarter, if warranted, to an amount equal to the greater of (a) $1.6 million or (b) 102% of LMC’s obligations under the Agreement. The balance of the Trust, including accumulated interest, was $3.1 and $3.8 million at December 31, 2011 and 2010, respectively.

b.  Reinsurance Assumed

The Company involuntarily assumes residual market business either directly from various states that operate their own residual market programs or indirectly from the National Council for Compensation Insurance, which operates residual market programs on behalf of some states. The states in which the Company assumed residual market business in 2011 and 2010 include the following: Alabama, Alaska, Arizona, Arkansas, Connecticut, Delaware, the District of Columbia, Georgia, Idaho, Illinois, Iowa, Kansas, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, Oregon, South Carolina, South Dakota, Vermont, Virginia and West Virginia.

c.  Reinsurance Recoverables and Income Statement Effects

Balances affected by reinsurance transactions are reported gross of reinsurance in the balance sheets. Reinsurance recoverables are comprised of the following amounts at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Reinsurance recoverables on unpaid loss and loss adjustment expenses	$93,710	$56,350
Reinsurance recoverables on paid losses	463	396
Total reinsurance recoverables	$94,173	$56,746

The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to losses from reinsurer insolvencies. In the event a reinsurer is unable to meet its obligations, the Company would be liable for the losses under the agreement.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s top ten reinsurers, based on net amount recoverable, as of December 31, 2011:

Reinsurer	A.M. Best Rating	Net Amount Recoverable as of December 31, 2011
	(In thousands)
Hannover Rueckversicherung AG*	A	$49,121
Alterra Insurance (Formerly Max Bermuda)*	A	16,284
Catlin UW o/b/o Lloyds Syndicate 2003 (SJC) *	A	8,421
Swiss Reinsurance America Corp.	A+	4,398
Platinum Underwriters Reinsurance, Inc.	A	3,078
Safety National Casualty Corporation *	A	2,555
Lloyds Underwriter Syndicate – 2987 BRT *	A	1,875
Allied World Reinsurance Company	A	1,612
Argonaut Insurance Company	A	1,168
Lloyds Underwriter Syndicate – 0566 QBE*	A	913
Total		$89,425
___________

*	Participant in current excess of loss reinsurance treaty program or individual risk reinsurance placements.

The Company recorded no write-offs of uncollectible reinsurance recoverables in the years ended December 31, 2011, 2010, and 2009.

The effects of reinsurance were as follows for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Reinsurance assumed:
Written premiums	$3,695	$2,318	$3,978
Earned premiums	4,341	4,276	3,625
Losses and loss adjustment expenses incurred	3,182	3,150	693
Commission expenses incurred	1,801	1,896	1,475
Reinsurance ceded:
Written premiums	$35,768	$24,109	$27,234
Earned premiums	36,329	26,983	22,685
Losses and loss adjustment expenses incurred	44,635	27,379	17,981
Commissions earned	2,636	2,590	2,589

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

	Layers	Year	Contingent Profit
Reinsurance Program Period	Commuted	Commuted	Commission
			(In thousands)
October 1, 2006 to September 30, 2007	$5.0 million xs $5.0 million	2009	$656
October 1, 2007 to September 30, 2008	$5.0 million xs $5.0 million	2010	569
October 1, 2006 to September 30, 2009	$5.0 million xs $5.0 million	2011	535

 The contingent profit commissions were recorded as reductions of loss and loss adjustment expenses. As of December 31, 2011, there were no ceded losses associated with the commuted layers and it is not expected that developed losses that would otherwise be covered by reinsurance will exceed the contingent profit commission.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.  Unpaid Loss and Loss Adjustment Expense

The following table summarizes the activity in unpaid loss and loss adjustment expense for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$440,919	$351,890	$292,027
Reinsurance recoverables	(56,350)	(34,080)	(18,231)
Net balance, beginning of year	384,569	317,810	273,796
Incurred related to:
Current year	187,549	191,034	174,566
Prior years	31,016	31,971	(1,411)
Total incurred	218,565	223,005	173,155
Change in receivable under adverse development cover	(152)	45	1,169
Total incurred	218,413	223,050	174,324
Paid related to:
Current year	(43,460)	(47,803)	(45,331)
Prior years	(135,340)	(108,443)	(83,810)
Total paid	(178,800)	(156,246)	(129,141)
Change in receivable under adverse development cover	152	(45)	(1,169)
Net balance, end of year	424,334	384,569	317,810
Reinsurance recoverables	93,710	56,350	34,080
Unpaid loss and loss adjustment expense	$518,044	$440,919	$351,890

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses increased by a net amount of $30.9 million in 2011. Net adverse development of prior year loss reserves totaled $36.4 million and related to the following accident years: $9.7 million in 2010, $8.5 million in 2009, $9.0 million in 2008, $6.7 million in 2007, and $2.5 million in accident years 2006 and prior. The net adverse development on loss reserves was offset by $5.0 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools, as well as a $0.5 million favorable commutation gain.

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

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses decreased by a net amount of $0.2 million in 2009. Adverse development of prior year loss reserves totaled $14.7 million and related to the following accident years: $8.8 million in 2008, $5.0 million in 2007, and $0.9 million in 2006. This adverse development was offset by $0.3 million of net favorable development of loss reserves related to accident years 2005 and prior. The net adverse development on loss reserves was offset by $14.0 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools, as well as a $0.6 million favorable commutation gain. The $14.0 million related to the following accident years: $4.4 million in 2008, $3.7 million in 2007, $3.3 million in 2006, and $2.6 million in 2005 and prior.

At December 31, 2011 and 2010, the Company reduced unpaid loss and loss adjustment expense by $10.3 million and $10.2 million, respectively, for anticipated salvage and subrogation recoveries.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.  Surplus Notes

On May 26, 2004, SBIC issued in a private placement $12.0 million in subordinated floating rate Surplus Notes due in 2034. The note holder is ICONS, Ltd. and Wilmington Trust Company acts as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the 3-month LIBOR plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which the Company may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. To date, there has been no Excess Interest. The interest rates at December 31, 2011 and 2010 were 4.5% and 4.3%, respectively. Interest and principal may be paid only upon the prior approval of the Illinois Department of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Department of Insurance approval, the Company cannot pay dividends on its capital stock, is limited in its ability to redeem, purchase or acquire any of its capital stock and cannot make payments of interest or principal on any debt issued by the Company which ranks equal with or junior to the Surplus Notes. If an event of default occurs and is continuing, the principal and accrued interest can become immediately due and payable. Interest expense for the years ended December 31, 2011, 2010, and 2009 was $0.5 million, $0.5 million, and $0.6 million, respectively.

The notes are redeemable prior to 2034 by the Company, in whole or in part, on any interest payment date.

Issuance costs of $591,000 incurred in connection with the Surplus Notes and included within other assets on the consolidated balance sheets are being amortized over the life of the notes using the effective interest method. Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $26,000, $26,000 and $29,000, respectively.

11.  Income Taxes

The operations of SeaBright and its subsidiaries are included in a consolidated federal income tax return.

The following is a reconciliation of the difference between the “expected” federal income tax computed by applying the statutory income tax rate of 35% to income (loss) before taxes and the actual total income taxes reflected on the books for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Expected federal income tax expense (benefit) at statutory rate	$(8,864)	$(2,219)	$5,805
State income tax benefit (expense)	(74)	12	(68)
Tax exempt bond interest income exclusion	(2,805)	(3,360)	(3,446)
Other	733	846	558
Federal income tax (benefit) expense per books	(11,010)	(4,721)	2,849
State income tax (benefit) expense	210	(35)	202
Total combined income tax (benefit) expense	$(10,800)	$(4,756)	$3,051

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those amounts used for income tax reporting purposes. The significant components of the deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(In thousands)
Federal deferred tax assets:
Unpaid loss and loss adjustment expenses	$22,525	$20,682
Unearned premium	7,917	9,824
Allowance for bad debts	360	228
Restricted stock grants	2,359	2,722
Amortizable assets	557	607
Accrued vacation and bonus	661	733
Guaranty fund payable	399	281
Net operating loss and tax credit carryovers	4,579	—
Other	984	979
	40,341	36,056
Federal deferred tax liabilities:
Prepaid expenses	(435)	(404)
Unrealized net gain on investment securities	(12,162)	(2,573)
State insurance licenses	(420)	(420)
Deferred acquisition costs	(7,642)	(8,951)
Other	(864)	(984)
	(21,523)	(13,332)
Federal net deferred tax assets	18,818	22,724
State deferred tax assets	415	734
Federal and state net deferred tax assets	$19,233	$23,458

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

As of December 31, 2011, the Company had $11.7 million of net operating loss carryovers and $0.5 million of alternative minimum tax credit carryovers, both relating to federal income tax. The $11.7 million of net operating loss carryovers expires in 2031. The $0.5 million of alternative minimum tax credit carryovers has no expiration date. The Company had no carryovers as of December 31, 2010.

As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits, and the Company does not expect to have any unrecognized tax benefits in the next 12 months. The Company files consolidated U.S. federal and state income tax returns, as well as separate company state income tax returns. The tax years that remain subject to examination by the Internal Revenue Service are the years ended December 31, 2008, 2009, 2010 and 2011.

12.  Statutory Net Income and Stockholders’ Equity

SBIC is required to file annually with state regulatory insurance authorities financial statements prepared on an accounting basis as prescribed or permitted by such authorities (statutory basis accounting or “SAP”). Statutory net income and capital and surplus (stockholders’ equity) differ from amounts reported in accordance with GAAP, primarily because of the following accounting treatments prescribed by SAP: policy acquisition costs are expensed when incurred; certain assets designated as “nonadmitted” for statutory purposes are charged to surplus; fixed-income securities are reported primarily at amortized cost or fair value based on their rating by the National Association of Insurance Commissioners (“NAIC”); policyholders’ dividends are expensed as declared rather than accrued as incurred; deferred income taxes are charged or credited directly to unassigned surplus; and any change in the admitted net deferred tax asset is offset to equity. Following is a summary of SBIC’s statutory net gain for the years ended December 31, 2011, 2010, and 2009 and statutory capital and surplus as of December 31, 2011, 2010 and 2009:

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2011	2010	2009
	(Unaudited)	(Audited)
	(In thousands)
Statutory net gain (loss)	$(10,522)	$5,958	$12,565
Statutory capital and surplus	291,530	301,333	306,911

The maximum amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Illinois without prior approval of regulatory authorities is restricted if such dividend, together with other distributions during the 12 preceding months, would exceed the greater of 10% of the insurer’s statutory surplus as of the preceding December 31 or the statutorily adjusted net income for the preceding calendar year. If the limitation is exceeded, then such proposed dividend must be reported to the Illinois Department of Insurance at least 30 days prior to the proposed payment date and may be paid only if not disapproved. The Illinois insurance laws also permit payment of dividends only out of statutory earned surplus. At December 31, 2011, SBIC had statutory earned surplus of $96.5 million (unaudited). Consequently, SBIC would be able to pay up to $29.2 million of stockholder dividends in 2012 without the prior approval of regulators.

The State of Illinois imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to certain minimum capital amounts as defined by the NAIC. Enterprises below specified trigger points or ratios are classified within certain levels, each of which requires specified corrective action. SBIC exceeded the minimum risk-based capital requirements at December 31, 2011 and 2010.

13.  Commitments

The Company leases certain office space for its headquarters and regional offices under agreements that are accounted for as operating leases. Lease expense totaled $3.5 million, $3.5 million and $3.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. Total rent, including the effect of rent increases and concessions, is expensed on a straight-line basis over the respective lease terms.

As of December 31, 2011, future minimum payments required under the agreements were as follows:

Operating leases
(In thousands)
2012	$2,988
2013	2,907
2014	2,564
2015	2,560
2016	1,284
Thereafter	85
$12,388

14.  Retirement Plan

The Company maintains a defined contribution 401(k) retirement savings plan covering substantially all of its employees. In 2011, 2010 and 2009, the Company matched 100% of the first five percent of eligible compensation contributed to the plan on a pre-tax basis. Employees are 100% vested in all matching contributions when they are made. Contribution expense for the years ended December 31, 2011, 2010, and 2009 was $1.3 million, $1.1 million and $1.1 million, respectively.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.  Contingencies

a. SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of December 31, 2011 and 2010, SBIC had accrued liabilities for guaranty fund and other assessments of $6.5 million and $6.2 million, respectively, and had recorded  related assets for premium tax offset and policy surcharges of $5.1 million and $4.2 million as of those dates, respectively. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors including the Company’s share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

b. The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

16.  Retrospectively Rated Contracts

On October 1, 2003, the Company began selling workers’ compensation insurance policies for which the premiums vary based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment. Accrued retrospectively rated premiums are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums are recorded as additions to written or earned premium, and return retrospective premiums are recorded as reductions from written or earned premium. Approximately 6.6%, 5.9% and 7.2% of the Company’s direct premiums written for the years ended December 31, 2011, 2010 and 2009, respectively, related to retrospectively rated contracts. The Company accrued $9.2 million for retrospective premiums receivable (included in deferred premiums on the balance sheet) and $23.3 million for return retrospective premiums (included in accrued expenses and other liabilities on the balance sheet) at December 31, 2011 and $11.1 million for retrospective premiums receivable and $22.6 million for return retrospective premiums at December 31, 2010.

17.  Intangible Assets and Goodwill

The unamortized balances of intangible assets, other than goodwill, consist of the following at December 31, 2011 and 2010:

		Gross Carrying
	Amortization	Amount		Accumulated Amortization
	Period (years)	at December 31,		at December 31,
		2011	2010	2011	2010
	(In thousands)
Intangible assets:
State insurance licenses	—	$1,200	$1,200	$—	$—
State business licenses	—	25	25	—	—
Domain name	15	10	10	1	1
Accreditations	3	30	30	19	10
Black/White Nevada Non-Compete Agreement	3	390	390	390	314
		$1,655	$1,655	$410	$325

The weighted average amortization period for all intangible assets subject to amortization is 6.1 years. Aggregate amortization expense was $11,000, $141,000 and $184,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amounts of goodwill related to previous acquisitions:

	SBIC	PMCS	PointSure	Total
	(in thousands)
Balance as of December 31, 2010:
Goodwill	$1,527	$1,355	$1,439	$4,321
Accumulated impairment losses	(1,527)	—	—	(1,527)
	—	1,355	1,439	2,794
Goodwill acquired during the year	—	—	—	—
Impairment losses	—	—	—	—
Balance as of December 31, 2011:
Goodwill	1,527	1,355	1,439	4,321
Accumulated impairment losses	(1,527)	—	—	(1,527)
	$—	$1,355	$1,439	$2,794

The Company tests for goodwill impairment in the fourth quarter of each year. At the end of each subsequent quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis to be updated. In 2011, the Company completed its impairment assessment by performing a qualitative analysis as permitted by ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which the Company early adopted in the fourth quarter of 2011. Among the qualitative factors considered were the following: the substantial margins by which both reporting units (PMCS and PointSure) passed the previous impairment analysis; the continued strong performance of both reporting units; the importance of both reporting units to the Company’s strategic plan; and a lack of the negative factors identified in ASU 2011-08. The Company concluded, on a more-likely-than-not basis, that no goodwill impairment existed at December 31, 2011. In June 2010, the Company recorded a $1.5 million impairment charge against the goodwill resulting from the acquisition of SBIC in September 2003.

If current difficult market conditions persist during 2012 or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, subsequent reviews of goodwill could result in an impairment of goodwill during 2012 or later.

18.  Share-Based Payment Arrangements

At December 31, 2011, the Company had outstanding stock options and nonvested stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004. In April 2007, the Board of Directors further amended the 2003 Plan and amended the 2005 Plan and in May 2010, the Board of Directors further amended the 2005 Plan. The current amended and restated 2005 Plan was approved by shareholders on May 18, 2010.

The Board of Directors reserved an initial total of 776,458 shares of common stock under the 2003 Plan and 1,047,755 shares of common stock under the 2005 Plan, plus an automatic annual increase on the first day of each fiscal year beginning in 2006 and ending in 2015 equal to the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Board of Directors. At December 31, 2011, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 479,946 shares had been granted, and 3,505,550 shares for issuance under the 2005 Plan, of which 3,043,536 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

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

Total stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 is shown in the following table. No stock-based compensation cost was capitalized during years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$4,036	$4,532	$4,117
Stock options	665	892	686
Total	$4,701	$5,424	$4,803
Total related tax benefit	$282	$262	$377

a.  Stock Options

The fair values of stock options granted during the years ended December 31, 2011, 2010 and 2009 were determined on the dates of grant using the Black-Scholes-Merton option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected term (years)	6.3	6.3	6.3
Expected stock price volatility	39.8%	40.7%	34.0%
Risk-free interest rate	2.40%	1.54%	2.31%
Expected dividend yield	2.03%	2.25%	—
Estimated fair value per option	$3.40	$3.57	$3.73

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

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes stock option activity for the years ended December 31, 2011 and 2010:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2009	1,225,660	$11.19	6.2	$368
Granted	175,113	10.88	—	—
Forfeited	(20,078)	13.06	—	—
Exercised	(4,000)	6.54	—	—
Cancelled	(22,253)	13.69	—	—
Outstanding at December 31, 2010	1,354,442	11.09	5.7	1,002
Granted	167,338	9.95	—	—
Forfeited	(29,760)	10.44	—	—
Exercised	—		—	—
Cancelled	(17,980)	13.83	—	—
Outstanding at December 31, 2011	1,474,040	10.94	5.1	404
Exercisable at December, 2011	1,088,786	11.05	4.0	403
Exercisable at December, 2010	946,232	10.82	4.5	984

The aggregate intrinsic values in the table above are before applicable income taxes and are based on the Company’s closing stock price of $7.65 and $9.22 at December 31, 2011 and 2010, respectively. As of December 31, 2011, total unrecognized stock-based compensation cost related to nonvested stock options was approximately $1.0 million, which is expected to be recognized over a weighted average period of approximately 2.37 years. No stock options were exercised in 2011 and proceeds from the exercise of stock options totaled approximately $26,000 in 2010. The total intrinsic value of stock options exercised in 2010 was approximately $17,260.

As of December 31, 2011, there were 462,014 shares of common stock available for issuance of future share-based awards. In accordance with the provisions of the 2005 Plan, the number of shares authorized for issuance under the 2005 Plan was automatically increased by 446,555 shares on January 1, 2012, resulting in 908,569 shares available for issuance as of that date. The following table presents additional information regarding options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (years)	Exercise Price	Outstanding	Exercise Price
$6.54 – 8.92	438,436	2.8	$6.93	413,596	$6.83
8.93 – 10.28	196,436	8.8	9.94	22,698	9.91
10.29 – 12.54	469,952	5.5	10.73	317,612	10.66
12.55 – 15.96	170,266	6.1	14.70	135,930	14.74
15.97 – 18.68	198,950	4.8	18.06	198,950	18.06
	1,474,040	5.1	10.94	1,088,786	11.05

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

b.  Restricted Stock

The following table summarizes restricted stock activity for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	936,020	$13.78
Granted	428,770	10.91
Vested	(231,165)	17.90
Forfeited	(28,500)	12.44
Outstanding at December 31, 2010	1,105,125	11.84
Granted	567,401	9.55
Vested	(382,199)	14.06
Forfeited	(129,771)	10.36
Outstanding at December 31, 2011	1,160,556	10.15

As of December 31, 2011, there was $5.3 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 1.89 years.

19.  Quarterly Financial Information (unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2011, 2010 and 2009.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except earnings per share)
2011:
Premiums earned	$56,730	$62,088	$63,994	$66,739
Loss and loss adjustment expenses	43,266	72,657 (1)	48,636	53,854
Underwriting, acquisition and insurance expenses	18,414	19,328	18,261	19,518
Net income (loss)	248	(15,812)	1,629	(591)
Diluted earnings (loss) per share	$0.01	$(0.75)	$0.08	$(0.03)
2010:
Premiums earned	$60,630	$65,621	$65,108	$62,967
Loss and loss adjustment expenses	43,577	80,547 (1)	49,002	49,924
Underwriting, acquisition and insurance expenses	18,724	17,007	17,603	18,750
Net income (loss)	7,587	(15,530)	5,428	932
Diluted earnings (loss) per share	$0.35	$(0.74)	$0.25	$0.04
2009:
Premiums earned	$58,004	$60,029	$64,427	$61,967
Loss and loss adjustment expenses	38,564	41,760	43,103	50,897
Underwriting, acquisition and insurance expenses	19,730	16,043	18,119	18,945
Net income	3,988	4,302	6,665	(1,420)
Diluted earnings per share	$0.19	$0.20	$0.31	$(0.07)

(1)	Includes adjustment to reflect adverse development of prior years’ loss reserves. See Note 9, “Unpaid Loss and Loss Adjustment Expense”.

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

Management’s Report on Internal Control Over Financial Reporting

The management of SeaBright Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A system of internal control can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the design and operating effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued their report regarding the audit of the effectiveness of our internal control over financial reporting as of December 31, 2011, which is included in this Item 9A.

Changes in Internal Controls

There have not been any changes in our internal controls over financial reporting during our fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SeaBright Holdings, Inc.:

We have audited SeaBright Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SeaBright Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on SeaBright Holdings, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, SeaBright Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaBright Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 5, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
March 5, 2012

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance”, “Executive Officers and Key Employees”, “Common Stock Ownership” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the 2012 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011.

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Director Compensation” contained in our proxy statement for the 2012 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the sections captioned “Beneficial Ownership Table” and “Executive Compensation” contained in our proxy statement for the 2012 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance” contained in our proxy statement for the 2012 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the sections captioned “Principal Accounting Fees and Services” contained in our proxy statement for the 2012 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011.

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
John G. Pasqualetto, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 5, 2012.

Signature	Title

/s/ John G. Pasqualetto John G. Pasqualetto	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Neal A. Fuller Neal A. Fuller	Senior Vice President and Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

/s/ M. Philip Romney M. Philip Romney	Vice President — Finance and Assistant Secretary (Principal Accounting Officer)

/s/ Joseph A. Edwards Joseph A. Edwards	Director

/s/ William M. Feldman William M. Feldman	Director

/s/ Mural R. Josephson Mural R. Josephson	Director

/s/ George M. Morvis George M. Morvis	Director

/s/ Clifford Press Clifford Press	Director

/s/ Michael D. Rice Michael D. Rice	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SeaBright Holdings, Inc.:

Under date of March 5, 2012, we reported on the consolidated balance sheets of SeaBright Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, as contained in this annual report on Form 10-K for the year 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Seattle, Washington
March 5, 2012

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SEABRIGHT HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share information)
ASSETS
Cash and cash equivalents	$7,437	$10,827
Federal income tax recoverable	12,335	11,479
Other assets	9,333	7,885
Investment in subsidiaries	337,298	329,753
Total assets	$366,403	$359,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses and other liabilities	$12,892	$8,927
Total liabilities	12,892	8,927

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 authorized; issued and outstanding — 22,327,749 shares at December 31, 2011 and 22,025,450 shares at December 31, 2010	223	220
Paid-in capital	213,746	209,941
Accumulated other comprehensive income	23,269	5,591
Retained earnings	116,273	135,265
Total stockholders’ equity	353,511	351,017
Total liabilities and stockholders’ equity	$366,403	$359,944

See report of independent registered public accounting firm.

SEABRIGHT HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and earnings per share information)
Revenue:
Income (loss) from subsidiaries	$(10,131)	$4,033	$17,451
Net investment income	131	150	205
	(10,000)	4,183	17,656
Losses and expenses	5,805	7,657	5,594
Income (loss) before income taxes	(15,805)	(3,474)	12,062
Income tax benefit:
Current	532	(1,192)	(1,173)
Deferred	(1,811)	(699)	(300)
	(1,279)	(1,891)	(1,473)
Net income (loss)	(14,526)	(1,583)	13,535

Other comprehensive income (loss):
Increase in net unrealized gains on investment
securities available for sale	28,319	4,227	22,527
Less: Reclassification adjustment for net realized
losses (gains) recorded into net income	(1,051)	(15,425)	429
Income tax benefit (expense) related to items of
other comprehensive income (loss)	(9,590)	3,862	(6,020)
Other comprehensive income (loss)	17,678	(7,336)	16,936
Comprehensive income (loss)	$3,152	$(8,919)	$30,471

Basic earnings per share	$(0.69)	$(0.08)	$0.65
Diluted earnings per share	$(0.69)	$(0.08)	$0.63

Weighted average basic shares outstanding	21,118,711	20,867,720	20,702,572
Weighted average diluted shares outstanding	21,118,711	20,867,720	21,515,153

See report of independent registered public accounting firm.

SEABRIGHT HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Outstanding Common Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2008	21,393	$214	$200,893	$(4,009)	$127,715	$324,813
Net income	—	—	—	—	13,535	13,535
Other comprehensive income	—	—	—	16,936	—	16,936
Stock based compensation, net of taxes of $192	—	—	4,611	—	—	4,611
Restricted stock grants	320	4	—	—	—	4
Exercise of stock options	7	—	47	—	—	47
Minimum tax withholdings on restricted stock vestings	(44)	(1)	(472)	—	—	(473)
Balance at December 31, 2009	21,676	217	205,079	12,927	141,250	359,473
Net loss	—	—	—	—	(1,583)	(1,583)
Other comprehensive loss	—	—	—	(7,336)	—	(7,336)
Dividends declared	—	—	—	—	(4,402)	(4,402)
Stock based compensation	—	—	5,424	—	—	5,424
Restricted stock grants	400	3	—	—	—	3
Exercise of stock options	4		26	—	—	26
Minimum tax withholdings on restricted stock vestings	(55)	—	(588)	—	—	(588)
Balance at December 31, 2010	22,025	220	209,941	5,591	135,265	351,017
Net loss	—	—	—	—	(14,526)	(14,526)
Other comprehensive income	—	—	—	17,678	—	17,678
Dividends declared	—	—	—	—	(4,466)	(4,466)
Stock based compensation	—	—	4,701	—	—	4,701
Restricted stock grants	438	4	1	—	—	5
Exercise of stock options	—	—	—	—	—	—
Minimum tax withholdings on restricted stock vestings	(135)	(1)	(897)	—	—	(898)
Balance at December 31, 2011	22,328	$223	$213,746	$23,269	$116,273	$353,511

See report of independent registered public accounting firm.

SEABRIGHT HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(14,526)	$(1,583)	$13,535
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Equity in earnings (loss) of subsidiaries	10,131	(4,033)	(17,451)
Benefit for deferred income taxes	(1,811)	(699)	(300)
Amortization of intangible assets	1	1	—
Compensation cost on stock options	665	892	686
Compensation cost for restricted shares of common stock	4,036	4,532	4,117
Goodwill impairment	—	1,527	—
Changes in certain assets and liabilities:
Receivable from subsidiaries	368	389	(165)
Federal income tax recoverable	(856)	(7,037)	(2,962)
Other assets and liabilities	3,947	5,822	1,945
Net cash provided by (used in) operating activities	1,955	(189)	(595)

Cash flows from investing activities:
Dividends from subsidiaries	—	5,758	—
Net cash provided by investing activities	—	5,758	—

Cash flows from financing activities:
Proceeds from exercise of stock options	—	26	47
Minimum tax withholdings on restricted stock vestings	(898)	(588)	(473)
Stockholder dividends paid	(4,451)	(3,300)	—
Grant of restricted stock	5	4	4
Net cash used in financing activities	(5,344)	(3,858)	(422)
Net increase (decrease) in cash and cash equivalents	(3,389)	1,711	(1,017)
Cash and cash equivalents at beginning of period	10,827	9,116	10,133
Cash and cash equivalents at end of period	$7,438	$10,827	$9,116

See report of independent registered public accounting firm.

SCHEDULE IV – REINSURANCE

SEABRIGHT HOLDINGS, INC.

	Direct	Ceded to Other Companies	Assumed from Other Companies	Net	Percent of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2011:
Premiums Earned	$281,539	$36,329	$4,341	$249,551	1.7%
Year ended December 31, 2010:
Premiums Earned	277,033	26,983	4,276	254,326	1.7%
Year ended December 31, 2009:
Premiums Earned	263,486	22,685	3,626	244,427	1.5%

See report of independent registered public accounting firm.

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

SEABRIGHT HOLDINGS, INC.

						Loss and Loss
		Unpaid				Adjustment		Amortization
	Deferred	Loss and				Expenses Incurred		of Deferred	Paid Loss
	Policy	Loss	Net	Net	Net	Related to		Policy	and Loss	Gross
	Acquisition	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs, Net	Expense	Premium(1)	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)
Year ended December 31, 2011	$21,834	$518,044	$125,876	$249,551	$21,041	$187,549	$30,864	$52,200	$178,800	$261,392
Year ended December 31, 2010	25,574	440,919	151,498	254,326	23,466	191,034	32,016	48,633	156,246	264,323
Year ended December 31, 2009	25,537	351,890	169,006	244,427	23,132	174,566	(242)	44,653	129,141	290,002
____________

(1)	Net unearned premium represents unearned premiums minus prepaid reinsurance.

See report of independent registered public accounting firm.

EXHIBIT INDEX

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

Exhibit Number	Description
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

10.6
Purchase Agreement, dated as of July 14, 2003, by and among Insurance Holdings, Inc., Kemper Employers Group, Inc., Lumbermens Mutual Casualty Company and Pacific Eagle Insurance Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)

10.7
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

10.12
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

10.17†
Amendment to Employment Agreement by and between SeaBright Insurance Company and John G. Pasqualetto (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 22, 2004)

10.18
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

10.23†	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed September 17, 2004)
10.24
Tax and Expense Sharing Agreement, dated as of March 12, 2004, by and among SeaBright Insurance Holdings, Inc., SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)

10.25
Agency Services Agreement, effective as of October 1, 2003, by and between SeaBright Insurance Company and PointSure Insurance Services, Inc. (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed November 1, 2004)

10.26
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

10.28†
Form of Stock Option Award Agreement for awards granted under 2005 Long-Term Equity Incentive Plan (incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-119111), filed January 3, 2005)

10.29†
Form of Restricted Stock Grant Agreement for grants to directors under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 28, 2005)

10.30†
Form of Restricted Stock Grant Agreement for grants to officers under the 2005 Long-Term Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-51124), filed March 29, 2006)

10.31†
Employment Agreement, dated as of August 15, 2006, by and between SeaBright Insurance Company and Marc B. Miller, M.D. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed August 17, 2006)

10.32†	Second Amended and Restated 2003 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51124), filed April 3, 2007)
10.33†	Amended and Restated 2005 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed May 24, 2010)
10.34†	Employment Agreement with M. Philip Romney, dated November 3, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed November 6, 2009)
10.35†	Revised Offer Letter to Mr. Scott H. Maw (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed February 9, 2010)
10.36†	SeaBright Holdings, Inc. 2010 Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed May 24, 2010)
10.37†
Amended Employment Agreement with Scott H. Maw, dated February 3, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34204), filed on February 9, 2011)

10.38†	SeaBright Holdings, Inc. 2011 Bonus Plan for Section 16 Officers and Key Employees (incorporated by reference to the Company’s current report on Form 8-K (file no. 001-34204) filed on March 23, 2011)
10.39†
Employment offer letter, dated as of August 25, 2011, between SeaBright Insurance Company and Neal A. Fuller (incorporated by reference to the Company’s current report on Form 8-K (file no. 001-34204), filed on September 13, 2011)

10.40†
Amendment, dated as of August 3, 2011, to Section 3(e) of the Amended Employment Agreement between Scott H. Maw and SeaBright Insurance Company (incorporated by reference to the Company’s current report on Form 8-K (file no. 001-34204), filed on August 5, 2011)

10.41
Agreement, dated as of December 23, 2011, among SeaBright Holdings, Inc., Oliver Press Partners, LLC and certain of its affiliates party thereto (incorporated by reference to the Company’s current report on Form 8-K (file no. 001-34204), filed on December 28, 2011)

10.42†	SeaBright Holdings, Inc. 2012 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (file no. 001-34204), filed on February 23, 2012)
10.43*†	Second amendment to Employment Agreement by and between SeaBright Insurance Company and John G. Pasqualetto, dated February 21, 2012
10.44*†	Amendment to Employment Agreement by and between SeaBright Insurance Company and Richard J. Gergasko, dated February 21, 2012
10.45*†	Amendment to Employment Offer Letter Agreement by and between SeaBright Insurance Company and Neal A. Fuller, dated February 21, 2012
10.46*†	Amendment to Employment Agreement by and between SeaBright Insurance Company and Richard W. Seelinger, dated February 28, 2012
10.47*†	Amendment to Employment Agreement by and between SeaBright Insurance Company and Jeffrey C. Wanamaker, dated February 27, 2012
10.48*†	Amendment to Employment Agreement by and between SeaBright Insurance Company and D. Drue Wax, dated February 21, 2012

10.49*†	Amendment to Employment Agreement by and between SeaBright Insurance Company and Marc B. Miller, M.D., dated August 13, 2007
10.50*†	Second amendment to Employment Agreement by and between SeaBright Insurance Company and Marc B. Miller, M.D., dated February 23, 2012
21.1*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1*	Section 1350 Certification (Chief Executive Officer)
32.2*	Section 1350 Certification (Chief Financial Officer)
101	Interactive Data Files
____________

*	Filed herewith.

†	Indicates a management contract, compensatory plan, contract or arrangement required to be filed pursuant to Item 601 of Regulation S-K.