Form 10-Q
period 2012-03-31
SeaBright Holdings, Inc.
filed 2012-05-07
CIK 1267201

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2012

or

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

(206) 269-8500

(Registrant's telephone number, including area code)

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

Large accelerated filer [   ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 4, 2012
Common Stock, $0.01 Par Value	22,390,459

SeaBright Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
		(As adjusted)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $667,386 in 2012 and $665,891 in 2011)	$692,072	$700,346
Cash and cash equivalents	56,297	28,503
Premiums receivable, net	15,671	18,332
Deferred premiums, net	140,569	142,486
Reinsurance recoverables	97,714	94,173
Federal income tax recoverable	2,864	12,823
Deferred income taxes, net	25,070	21,681
Deferred policy acquisition costs, net	14,661	14,844
Goodwill	2,794	2,794
Other assets	43,773	38,314
Total assets	$1,091,485	$1,074,296

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$520,008	$518,044
Unearned premiums	131,250	130,300
Reinsurance funds withheld and balances payable	9,139	7,079
Premiums payable	6,788	6,351
Accrued expenses and other liabilities	62,181	51,553
Surplus notes	12,000	12,000
Total liabilities	741,366	725,327

Contingencies (Note 7)

Stockholders' equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 22,409,710 shares at March 31, 2012 and 22,327,749 shares at December 31, 2011	224	223
Paid-in capital	214,242	213,746
Accumulated other comprehensive income	16,948	23,269
Retained earnings	118,705	111,731
Total stockholders' equity	350,119	348,969
Total liabilities and stockholders' equity	$1,091,485	$1,074,296

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
		(As adjusted)
	(in thousands, except share and per share information)

Revenue:
Premiums earned	$59,089	$56,730
Claims service income	304	333
Net investment income	5,023	5,375
Net realized gains	7,973	298
Other income	932	1,064
	73,321	63,800
Losses and expenses:
Loss and loss adjustment expenses	43,386	43,266
Underwriting, acquisition and insurance expenses	16,918	18,977
Interest expense	136	130
Other expenses	1,832	1,970
	62,272	64,343
Income (loss) before taxes	11,049	(543)

Income tax expense (benefit)	2,954	(425)
Net income (loss)	8,095	(118)

Other comprehensive loss:
Change in net unrealized gains on investment securities available for sale	(1,796)	(1,320)
Less: Reclassification adjustment for net realized gains recorded into net income	(7,973)	(298)
Income tax benefit related to items of other comprehensive income	3,448	578
Other comprehensive loss	(6,321)	(1,040)
Comprehensive income (loss)	$1,774	$(1,158)

Basic earnings (loss) per share	$0.38	$(0.01)
Diluted earnings (loss) per share	$0.37	$(0.01)

Dividends declared per share	$0.05	$0.05

Weighted average basic shares outstanding	21,176,744	20,950,808
Weighted average diluted shares outstanding	21,794,378	20,950,808

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
		(As adjusted)
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$8,095	$(118)
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	8,247	8,294
Policy acquisition costs deferred	(8,064)	(9,141)
Depreciation and amortization	2,312	2,145
Compensation cost on restricted shares of common stock	952	1,368
Compensation cost on stock options	156	183
Net realized gain on investments	(7,973)	(298)
Deferred income tax expense (benefit)	58	(430)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	1,964	6,058
Federal income tax recoverable	9,959	4,467
Reinsurance recoverables, net of reinsurance withheld	(2,391)	(8,213)
Unearned premiums, net of deferred premiums and premiums receivable	5,528	830
Other assets and other liabilities	504	2,431
Net cash provided by operating activities	19,347	7,576

Cash flows from investing activities:
Purchases of investments	(154,711)	(45,936)
Sales of investments	144,929	36,893
Maturities and redemption of investments	20,297	12,005
Purchases of property and equipment	(339)	(367)
Net cash provided by investing activities	10,176	2,595

Cash flows from financing activities:
Stockholder dividends paid	(1,116)	(1,101)
Surrender of stock in connection with restricted stock vesting	(613)	(830)
Net cash used in financing activities	(1,729)	(1,931)

Net increase in cash and cash equivalents	27,794	8,240
Cash and cash equivalents at beginning of period	28,503	15,958
Cash and cash equivalents at end of period	$56,297	$24,198

Supplemental disclosures:
Interest paid on surplus notes	$137	$131
Federal income taxes recovered	(7,018)	(4,470)
Accrual for unsettled purchases of investments	11,523	–
Receivable from sale of investments	7,617	–

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The 2011 financial statements have been revised to reflect the impact of retrospective adoption on January 1, 2012 of Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 2.e. for additional disclosure regarding these adjustments. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2012.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain reclassifications have been made to the prior year's financial statements to conform to classifications used in the current year.

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

b.        Earnings Per Share

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Basic weighted average shares outstanding	21,177	20,951
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	617	–
Diluted weighted average shares outstanding	21,794	20,951

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of including certain shares issuable upon the exercise of outstanding stock options and the vesting of non-vested restricted stock was anti-dilutive for the three month periods ended March 31, 2012 and 2011. Therefore, such shares have been excluded from the calculation of diluted weighted average shares outstanding for these periods. The numbers of such shares excluded for the three month periods ended March 31, 2012 and 2011 were approximately 855,000 and 1,445,000, respectively.

c.        Stockholder Dividends

On March 6, 2012, the Company's Board of Directors declared a quarterly dividend of $0.05 per common share. The dividend was paid on April 13, 2012 to stockholders of record on March 30, 2012. Any future determination to pay cash dividends on the Company's common stock will be at the discretion of its Board of Directors and will be dependent on the Company's earnings; financial condition; operating results; capital requirements; any contractual, regulatory or other restrictions on the payment of dividends by the Company's subsidiaries; and other factors that the Company's Board of Directors deems relevant.

d.        Other Significant Accounting Policies

For a more complete discussion of the Company's significant accounting policies, please see Note 2 to the Company's consolidated financial statements as of and for the year ended December 31, 2011 in Part II, Item 8 of the Company's 2011 Annual Report on Form 10-K filed with the SEC on March 5, 2012.

e.        Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU allows insurance entities to defer only direct incremental costs associated with successful insurance contract acquisitions or renewals. All other costs related to the acquisition of new or renewal insurance contracts are required to be expensed as incurred. The Company adopted this guidance retrospectively effective January 1, 2012 and has adjusted its previously issued financial information.

Adoption of this guidance affected the December 31, 2011 carrying value of deferred policy acquisition costs as follows:

	December 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs, net	$21,834	$6,990	$14,844

The effect of adoption of this new guidance on the consolidated balance sheet as of December 31, 2011 and on stockholders' equity as of December 31, 2010 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
December 31, 2011:
Deferred policy acquisition costs, net	$21,834	$(6,990)	$14,844
Deferred income taxes, net	19,233	2,448	21,681
Retained earnings	116,273	(4,542)	111,731
Total stockholders' equity	353,511	(4,542)	348,969

December 31, 2010:
Retained earnings	135,265	(4,487)	130,778
Total stockholders' equity	351,017	(4,487)	346,530

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of adoption of this new guidance on the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2011 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Underwriting, acquisition and insurance expenses	$18,414	$563	$18,977
Income tax expense (benefit)	(228)	(197)	(425)
Net income (loss)	248	(366)	(118)
Basic earnings (loss) per share	0.01	(0.02)	(0.01)
Diluted earnings (loss) per share	0.01	(0.02)	(0.01)

3.        Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at March 31, 2012 and December 31, 2011 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2012:
U.S. Treasury securities	$28,734	$1,271	$(8)	$29,997
Government sponsored agency securities	24,904	760	(31)	25,633
Corporate securities	158,537	5,443	(813)	163,167
Taxable municipal securities	22,792	1,400	(15)	24,177
Tax-exempt municipal securities	277,806	14,172	(216)	291,762
Mortgage pass-through securities	89,102	1,837	(53)	90,886
Collateralized mortgage obligations	11,761	124	(42)	11,843
Asset-backed securities	53,750	888	(31)	54,607
Total investment securities available for sale	$667,386	$25,895	$(1,209)	$692,072

December 31, 2011:
U.S. Treasury securities	$24,989	$1,579	$–	$26,568
Government sponsored agency securities	15,567	1,330	–	16,897
Corporate securities	167,125	9,682	(578)	176,229
Tax-exempt municipal securities	308,953	17,903	(1)	326,855
Mortgage pass-through securities	77,532	3,399	–	80,931
Collateralized mortgage obligations	14,546	168	(54)	14,660
Asset-backed securities	57,179	1,052	(25)	58,206
Total investment securities available for sale	$665,891	$35,113	$(658)	$700,346

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security's fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions. The Company has the ability and intent to hold impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. For the three month periods ended March 31, 2012 and 2011, the Company recognized no other-than-temporary impairment losses related to investments in debt securities.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about investment securities with unrealized losses at March 31, 2012:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
U.S. Treasury securities	$1,426	$(8)	$–	$–	$1,426	$(8)
Government sponsored agency securities (1)	10,409	(31)	–	–	10,409	(31)
Corporate securities	63,801	(813)	–	–	63,801	(813)
Taxable municipal securities	2,677	(15)	–	–	2,677	(15)
Tax-exempt municipal securities	15,041	(216)	–	–	15,041	(216)
Mortgage pass-through securities (2)	14,094	(53)	–	–	14,094	(53)
Collateralized mortgage obligations	2,722	(7)	139	(35)	2,861	(42)
Asset-backed securities	5,122	(31)	–	–	5,122	(31)
Total	$115,292	$(1,174)	$139	$(35)	$115,431	$(1,209)
_____________

(1)     Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.

(2)     Includes adjustable rate mortgage securities.

The following table presents information regarding gross realized gains and losses resulting from the sale of investment securities in the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Gross realized gains	$7,987	$524
Gross realized losses	(14)	(226)
Net realized gains	$7,973	$298

Proceeds	$144,929	$36,893

The related reclassification adjustments in other comprehensive income on the condensed consolidated statements of operations and comprehensive income (loss) were determined by specific identification.

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of March 31, 2012 and approximately $9.8 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of ratings on the bonds in the Company's municipal portfolio as of March 31, 2012:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio (1) Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (2)	Underlying Ratings
	(in thousands)
AAA	$4,786	$4,786	$27,357	$32,143	$32,143
AA+	9,538	7,255	62,255	71,793	69,510
AA	13,144	13,849	70,159	83,303	84,008
AA-	27,870	24,466	40,636	68,506	65,102
A+	9,096	15,107	7,701	16,797	22,808
A	2,256	2,256	20,385	22,641	22,641
A-	2,060	1,031	5,918	7,978	6,949
BBB	–	–	2,971	2,971	2,971
Pre-refunded (3)	6,172	6,172	3,635	9,807	9,807
Total	$74,922	$74,922	$241,017	$315,939	$315,939
__________

(1)     Consists of $291.8 million of tax-exempt municipal bonds and $24.2 million of taxable municipal bonds.

(2)     Represents insured ratings on insured bonds and ratings on uninsured bonds.

(3)    These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company's portfolio:

		Insurer Ratings		Average Underlying Bond Rating
Bond Insurer	Fair Value	S&P	Moody's
	(Millions)
National Public Finance Guarantee Corporation	$34.3	BBB	Baa2	AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at March 31, 2012, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or	Estimated
	Amortized Cost	Fair Value
Maturity	(in thousands)
Due in one year or less	$21,595	$21,845
Due after one year through five years	191,000	197,597
Due after five years through ten years	272,787	286,544
Due after ten years	27,390	28,750
Securities not due at a single maturity date	154,614	157,336
Total fixed income securities	$667,386	$692,072

The consolidated amortized cost of investment securities available for sale deposited with various regulatory authorities at March 31, 2012 was $307.4 million.

4.        Premiums

Direct premiums written totaled $65.2 million and $68.3 million for the three month periods ended March 31, 2012 and 2011, respectively.

Premiums receivable consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Current:	(in thousands)
Premiums receivable	$17,053	$19,362
Allowance for doubtful accounts	(1,382)	(1,030)
Premiums receivable, net of allowance	$15,671	$18,332

	March 31, 2012	December 31, 2011
Deferred:	(in thousands)
Premiums receivable	$140,796	$142,713
Allowance for doubtful accounts	(227)	(227)
Premiums receivable, net of allowance	$140,569	$142,486

5.        Reinsurance

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2011, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $0.5 million of each loss occurrence. The next $0.5 million of losses per occurrence (excess of the first $0.5 million of losses per occurrence retained by the Company) are 50% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $75.0 million per loss occurrence, subject to various deductibles, limitations and exclusions as more fully described in the treaties. The new reinsurance program is effective through September 30, 2012. The ceding rate for the new program decreased approximately 50% from the expiring rate primarily as a result of eliminating coverage for losses between $0.25 million and $0.5 million. The Company had different reinsurance programs in place in periods prior to October 1, 2011, as set forth in Note 8 to the Company's consolidated financial statements as of and for the year ended December 31, 2011 in Part II, Item 8 of the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2012.

6.        Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$518,044	$440,919
Reinsurance recoverables	(93,710)	(56,350)
Net balance, beginning of period	424,334	384,569
Incurred related to:
Current period	43,341	42,031
Prior periods	45	1,235
Total incurred	43,386	43,266
Paid related to:
Current period	(2,718)	(4,077)
Prior periods	(42,107)	(40,345)
Total paid	(44,825)	(44,422)
Net balance, end of period	422,895	383,413
Reinsurance recoverables	97,113	63,564
Unpaid loss and loss adjustment expense	$520,008	$446,977

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses increased by a net amount of $45,000 in the three months ended March 31, 2012. Favorable development of prior year direct loss reserves totaled $11,000 and related to accident year 2011. This favorable development was offset by $56,000 of net adverse development of other amounts such as unallocated loss adjustment expense (“ULAE”), loss based assessments and losses assumed from National Council on Compensation Insurance (“NCCI”) residual market pools.

7.        Contingencies

a.   SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of March 31, 2012, SBIC had a liability for guaranty fund and other assessments of $7.0 million and a guaranty fund receivable of $5.8 million. These amounts represent management's best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company's share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b.  The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

c.  In 2003, the Company entered into a claims administration services agreement with Lumbermens Mutual Casualty Company (“LMC”) and certain of its affiliates under which the Company provides claims administration services for two predecessor companies that are in runoff. The Company and LMC are negotiating the finalization of the financial arrangements of that agreement. Although we are unable to predict the outcome of these negotiations, we do not expect it to have a negative impact on our future financial position or results of operations.

8.        Share-Based Payment Arrangements

At March 31, 2012, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007, May 2010 and April 2012.

At March 31, 2012, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 479,946 shares had been granted, and 3,952,105 shares for issuance under the 2005 Plan, of which 3,132,767 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

a.        Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2012:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares Subject	Exercise Price	Contractual Life	Intrinsic Value
	to Options	per Share	(years)	(in thousands)
Outstanding at December 31, 2011	1,474,040	$10.94	5.1	$404
Granted	2,600	8.06	−	−
Forfeited	(1,487)	10.61	−	−
Cancelled	(1,800)	13.63	−	−
Outstanding at March 31, 2012	1,473,353	10.94	4.9	948

Exercisable at March 31, 2012	1,179,281	11.08	4.0	937

The March 31, 2012 aggregate intrinsic values in the table above are based on the Company's closing stock price of $9.09 on March 30, 2012. There were no proceeds from or exercises of stock options during the quarter ended March 31, 2012.

As of March 31, 2012, there was approximately $0.8 million of total unrecognized compensation cost related to stock options granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

b.        Restricted Stock

The following table summarizes restricted stock activity for the three months ended March 31, 2012:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Outstanding at December 31, 2011	1,160,556	$10.15
Granted	153,515	8.97
Vested	(241,637)	10.62
Forfeited	(3,750)	10.42
Outstanding at March 31, 2012	1,068,684	9.88

During the three months ended March 31, 2012, the Company granted, for the first time, shares of performance-based restricted stock to certain executives of the Company. These performance-based shares, which totaled 145,715, were issued under the 2005 Plan and will vest in varying amounts if the Company's tangible book value per share, adjusted to exclude unrealized gains and losses and adjusted for dividends and share repurchases, as of December 31, 2012 equals or exceeds certain levels of improvement. The number of shares granted was based upon achievement of the target level of improvement, at which 100% will vest. The actual level of achievement of the performance-based goal will be determined using the Company's consolidated GAAP financial statements as of and for the year ending December 31, 2012 and may range from 50% of target at the threshold level to 200% of target at the maximum improvement level. If the threshold level of improvement is not achieved, all performance-based awards will be forfeited. Any shares that are earned through achievement of the performance-based goal will vest in three equal installments on the following dates: the date in early 2013 on which the Company publicly releases its results for fiscal year 2012; December 31, 2013; and December 31, 2014. Grantees must remain employed in good standing by the Company at the vesting dates in order to receive the vested shares.

As of March 31, 2012, there was approximately $5.7 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

c.        Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three month periods ended March 31, 2012 and 2011 is shown in the following table. No stock-based compensation cost was capitalized during the periods shown.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$952	$1,368
Stock options	156	183
Total	$1,108	$1,551

Total related tax benefit	$356	$499

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

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•

Investment securities:   The Company measures and reports its financial assets and liabilities, including investment securities, in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. The estimated fair values for available-for-sale securities are generally based on quoted market prices for securities traded in the public marketplace. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity. Additional information with respect to fair values of the Company's investment securities is disclosed in Note 3.

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

•

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of March 31, 2012, the Company had no Level 3 financial assets or liabilities.

The tables below present the March 31, 2012 and December 31, 2011 balances of assets and liabilities measured at fair value on a recurring basis.

March 31, 2012:

	Total	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$29,997	$29,997	$-	$-
Government sponsored agency securities	25,633	−	25,633	-
Corporate securities	163,167	−	163,167	-
Taxable municipal securities	24,177	−	24,177	-
Tax-exempt municipal securities	291,762	−	291,762	-
Mortgage pass-through securities	90,886	−	90,886	-
Collateralized mortgage obligations	11,843	−	11,843	-
Asset-backed securities	54,607	−	54,607	-
Total	$692,072	$29,997	$662,075	$-

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011:

	Total	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$26,568	$26,568	$-	$-
Government sponsored agency securities	16,897	-	16,897	-
Corporate securities	176,229	-	176,229	-
Tax-exempt municipal securities	326,855	-	326,855	-
Mortgage pass-through securities	80,931	-	80,931	-
Collateralized mortgage obligations	14,660	-	14,660	-
Asset-backed securities	58,206	-	58,206	-
Total	$700,346	$26,568	$673,778	$-

At March 31, 2012, there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly. When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity. As of March 31, 2012, the Company's investment portfolio consisted of securities that it considered to be traded in active markets. Therefore, no adjustment for market inactivity or illiquidity was necessary. There were no transfers between levels during the three months ended March 31, 2012.

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

The Company also seeks input from independent portfolio managers and financial advisors engaged by the Company to assist in the management and oversight of its investment portfolio. The Company and an independent portfolio manager engaged by the Company review such amounts for reasonableness in relation to the following considerations, among others: recent trades of a particular security; the Company's independent observations of recent developments affecting the economy in general and certain issuers in particular; and fair values from other sources, such as statements from the Company's custodial banks.

The Company holds a limited amount ($20.9 million at March 31, 2012) of privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based in part on market information regarding interest rates, credit spreads and liquidity. The pricing matrix begins with current U.S. Treasury rates and uses credit spreads received from third-party sources to estimate fair value. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As some of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies' publicly traded debt to test the validity of the internal pricing matrix.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this quarterly report. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 5, 2012.

The discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Some of the statements in this Item 2 and elsewhere in this quarterly report may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements, both with respect to us specifically and the insurance sector in general, and include statements about our expectations for future periods with respect to payroll levels, rate changes in states where we write business, our adverse development cover with Lumbermens Mutual Casualty Company (“LMC”), stockholder dividends, our capital needs and the expected effect of operational changes and cost savings initiatives. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

Additional information concerning these and other factors is contained in our SEC filings, including, but not limited to, our 2011 Annual Report on Form 10-K.

Overview

We are a holding company whose wholly-owned subsidiary, SeaBright Insurance Company, operates as a specialty provider of multi-jurisdictional workers' compensation insurance. Through our other wholly-owned subsidiaries, PointSure Insurance Services, Inc. and Paladin Managed Care Services, Inc., we also provide related wholesale brokerage services and integrated managed medical care services. SeaBright Insurance Company is domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. SeaBright Insurance Company is licensed in 49 states, the District of Columbia and Guam, to write workers' compensation and other lines of insurance. Traditional underwriters of workers' compensation insurance provide coverage to employers under one or more state workers' compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers' compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. Our workers' compensation policies are issued to employers who also pay the premiums.

Our operations and financial performance have been impacted by changes in the U.S. economy. The significant downturn in the U.S. economy from 2008 through 2010 led to lower reported payrolls, which has had a negative impact on our gross premiums written, and the recovery that began in 2010 has not resulted in a significant improvement in reported payrolls. The economic downturn had a particularly severe impact on the construction industry. When our customers reduce their workforce levels, the level of workers' compensation insurance coverage they require and, as a result the premiums that we charge, are reduced, and if our customers cease operations, they may cancel or choose not to renew their policies. The economic downturn and high levels of unemployment have the effect of increasing claims and claim severity and duration, which drives up our medical, indemnity and litigation costs. The economic downturn has also diminished opportunities for injured workers to return to transitional, modified duty positions during their recoveries, which has lengthened the periods of their recoveries and increased our medical, indemnity and litigation costs, particularly in California. The longer a claim remains open, the more exposed we become to the effects of medical cost inflation. All of these factors have had, and could continue to have, a significant negative impact on our claims costs.

If we fail to accurately assess our future claims costs, our loss reserves may be inadequate to cover our actual losses. As discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in our 2011 Annual Report on Form 10-K, there are many variables that can impact the adequacy of our loss and loss adjustment expense liabilities and we continually refine our loss reserve estimates. Quarterly, management determines what, if any, adjustments to prior accident years' loss reserves are necessary after considering the results of actuarial studies performed by internal and/or consulting actuaries; the impact of recent operational initiatives on our claims costs and loss reserves; discussions with key executives in Underwriting, Claims, and other relevant functional areas; changing environmental conditions; and other factors. In response to the factors described in the preceding paragraph, we strengthened our loss reserves for prior accident years by $31.4 million in 2011 and $45,000 in the first quarter of 2012. We may ultimately conclude that our current estimate of loss reserves is inadequate, if the negative claim trends experienced over the last several years described above continue or worsen. Future adverse development could require us to increase our loss reserves, which could have a material adverse effect on our earnings and financial position in the periods in which such increases are made.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Gross Premiums Written. Gross premiums written consists of direct premiums written and premiums assumed from the NCCI residual market pools. The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended March 31, 2012 totaled $66.7 million, a decrease of $2.8 million, or 4.0%, from $69.5 million of gross premiums written in the same period of 2011. Our “core” product lines contributed $44.4 million, or 66.6%, of the total gross premiums written for the three months ended March 31, 2012 compared to $44.1 million, or 63.5%, in the same period of 2011. The slight increase in our core product lines was offset by a net $3.4 million decrease in our “Program Business,” which contributed $21.6 million of gross premiums written for the quarter ended March 31, 2012. Our Program Business includes alternative markets and small maritime programs. The reductions in written premiums and customer count resulted in part from our previously announced efforts to reduce our concentration in the California construction and agriculture markets. We have also experienced a reduction in our renewal retention rates as a result of rate increases and other underwriting actions we've taken in response to upward trends in medical and indemnity claims costs. Our overall renewal retention rate for the first quarter of 2012 was 63.0%, down from 65.0% in the fourth quarter of 2011 and 70.0% in the first quarter of 2011.

Excluding work we perform as the servicing carrier for the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”), the total number of customers we serviced decreased from approximately 1,600 at March 31, 2011 to approximately 1,420 at March 31, 2012. The majority of the customer decrease was in our core business, which was offset by an increase of approximately 75 in our Program Business. By design, our Program Business will have a larger number of customers with a smaller average premium size than our core book of business. Our average premium size at March 31, 2012 was approximately $285,000 in our core business and approximately $97,000 in our Program Business, compared to approximately $242,000 in our core business and approximately $105,000 in our Program Business one year earlier.

Total in-force payrolls, a factor used in determining premiums charged, decreased 4.3% from $6.9 billion at March 31, 2011 to $6.6 billion a year later. California continues to be our largest market, accounting for approximately $109.3 million, or 43.3%, of our in-force premiums at March 31, 2012. This represents a decrease of $34.6 million, or 24.0%, from approximately $143.9 million, or 50.6% of total in-force premiums in California at March 31, 2011.

Premiums assumed from the NCCI residual market pools for the three months ended March 31, 2012 totaled $1.5 million, an increase of $0.3 million, or 25.0%, from $1.2 million during the same period in 2011. The majority of the increase was the result of increases in our actuarial NCCI reapportionment estimate. The balance of our gross premiums written (consisting of Washington USL&H Plan, general liability and other miscellaneous amounts) for the three months ended March 31, 2012 totaled $1.4 million, compared to $1.3 million in the same period in 2011.

Net Premiums Written. Net premiums written totaled $60.3 million for the three months ended March 31, 2012 compared to $59.6 million in the same period in 2011, representing an increase of $0.7 million, or 1.2%. The increase in net premiums written was primarily attributable to a decrease in gross written premium of $2.8 million, offset by a decrease in ceded premiums written of $3.5 million as a result of a lower ceding rate in our excess of loss reinsurance program that renewed in October 2011. Our ceding rate decreased by approximately 50% as a result of raising the attachment point from $0.25 million to $0.5 million and reducing maximum coverage from $100.0 million to $75.0 million. The coverage provided by the reinsurance program that renewed in October 2011 is more in line with historical levels.

Net Premiums Earned. Net premiums earned totaled $59.1 million for the three months ended March 31, 2012 compared to $56.7 million for the same period in 2011, representing an increase of $2.4 million, or 4.2%. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned totaled $63.9 million for the three months ended March 31, 2012, a decrease of $1.1 million, or 1.7%, from $65.0 million for the same period in 2011.

The following is a summary of our top five markets based on direct premiums earned:

	Quarter Ended March 31,
	2012		2011
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$27,493	43.0%	$32,735	50.4%
Louisiana	6,158	9.6	5,937	9.1
Texas	3,681	5.8	3,777	5.8
Washington	3,196	5.0	3,108	4.8
Pennsylvania	2,745	4.3	2,201	3.4
Total	$43,273	67.7%	$47,758	73.5%

Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the three months ended March 31, 2012 totaled $6.0 million compared to $9.5 million for the same period in 2011, representing a decrease of $3.5 million, or 36.8%. This decrease was primarily attributable to lower ceding rates under our October 2011 reinsurance program.

Net Investment Income. Net investment income was $5.0 million for the three months ended March 31, 2012 compared to $5.4 million for the same period in 2011, representing a decrease of $0.4 million, or 6.5%. Average invested assets for the three months ended March 31, 2012 increased $48.5 million, or 7.0%, from $690.1 million in 2011 to $738.6 million in 2012. Our yield on average invested assets decreased from approximately 3.1% for the three months ended March 31, 2011 to approximately 2.7% for the same period in 2012, driven mainly by reduced reinvestment rates.

Net Realized Gains. Net realized gains totaled $8.0 million for the three months ended March 31, 2012 compared to $0.3 million for the same period in 2011. The increase in net realized gains resulted from the sale of investment securities in order to reduce exposure to interest rate risk and realize a portion of our tax loss carry forwards. The majority of proceeds from these sales were reinvested in taxable securities in a continuing effort to shorten the overall portfolio duration and reduce the municipal exposure.

Other Income. Other income totaled $0.9 million for the three months ended March 31, 2012 compared to $1.1 million for the same period in 2011, representing a decrease of $0.2 million, or 12.4%. Other income is derived primarily from the operations of PointSure, our wholesale insurance broker, and PMCS, our provider of medical bill review, utilization review, nurse case management and related services.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses totaled $43.4 million for the three months ended March 31, 2012 compared to $43.3 million for the same period in 2011, representing an increase of $0.1 million, or 0.3%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended March 31, 2012 was 72.9% compared to 75.7% for the same period in 2011. The decrease in our net loss ratio for the three months ended March 31, 2012 was primarily attributable to lower adverse development of prior accident years' loss reserves in 2012.

As discussed under the heading “Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses – Actuarial Loss Reserve Estimation Methods” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, we use an expected loss ratio (“ELR”) method to establish the loss reserves for the current accident year. Once the accident year is complete and begins to age, the ELR method is blended with the actual paid and incurred loss development to determine the revised estimated ultimate losses for the accident year.

Accident year 2012 is incomplete, as only three months of the year have been earned as of March 31, 2012. An ELR was established for each jurisdiction and type of loss (indemnity, medical, ALAE) and was multiplied by the booked accident year earned premium to produce the ultimate losses to date. The ELR selections are reviewed quarterly with each internal reserve study. Given the short experience period for the current accident year, the ELRs are usually maintained at least through the first 12 months of the accident year and revised thereafter as the underlying data matures. The net ELR used in the first quarter of 2012 was 65.0%, compared to 62.5% used for the 2011 accident year in the same quarter of last year. The 2011 net ELR was subsequently increased to 65.0% in the fourth quarter of 2011, after reviewing the year-to-date results for the 2011 accident year and considering the adverse development in recent accident years. The 2012 accident year ELR takes into consideration the following factors, among others: the development of recent accident years, the impact of recent rate increases, and provisions of the excess-of-loss reinsurance treaty that we entered into on October 1, 2011.

For prior accident years, the net ultimate loss estimates at March 31, 2012 were slightly higher when compared to December 31, 2011 and resulted in a net increase of $45,000 in our loss reserves in the first quarter of 2012, compared to a net increase of $1.2 million recorded in the same period of last year. Favorable development of prior year direct loss reserves totaled $11,000, which was offset by $56,000 of net adverse development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools.

As of March 31, 2012, we had recorded a receivable of approximately $3.1 million for KEIC loss development under the adverse development cover we entered into with LMC on September 30, 2003, the date we acquired KEIC from LMC. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At March 31, 2012, we had access to approximately $3.1 million under the related collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. December 31, 2011 was the date as of which the parties are to settle amounts due under the adverse development cover. We are currently working through the final settlement of the receivable from LMC.

Underwriting, Acquisition and Insurance Expenses. Underwriting expenses totaled $16.9 million for the three months ended March 31, 2012, compared to $19.0 million for the same period in 2011, representing a decrease of $2.2 million, or 11.7%. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses by premiums earned, for the three months ended March 31, 2012 was 28.6%, compared to 33.5% for the same period in 2011. The decrease in the expense ratio for the three months ended March 31, 2012 was primarily the result of an increase in premiums earned and a decrease in employee expenses and stock option forfeitures incurred as compared to the same period in 2011.

Interest Expense. Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $136,000 for the three months ended March 31, 2012, compared to $130,000 for the same period in 2011, representing an increase of $6,000, or 4.6%. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, was 4.5% at March 31, 2012 as compared to 4.3% at March 31, 2011.

Other Expenses. Other expenses totaled $1.8 million for the three months ended March 31, 2012 compared to $2.0 million for the same period in 2011, representing a decrease of $0.2 million, or 7.0%. Other expenses result primarily from the operations of PointSure and PMCS, which together accounted for approximately $1.5 million of expenses for the three months ended March 31, 2012, compared to approximately $1.7 million for the same period in 2011.

Income Tax Expense. The effective tax rate for the three months ended March 31, 2012 was 26.7%, compared to 78.3% for the same period in 2011. Our effective tax rate differed from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At March 31, 2012, approximately 42% of our investment portfolio was invested in tax exempt municipal bonds.

Net Income. Net income was $8.1 million for the three months ended March 31, 2012, compared to a net loss of $0.1 million for the same period in 2011. The increase in net income for the three months ended March 31, 2012 was primarily the result of increases in net realized gains and premiums earned.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses, to purchase investments and to pay declared common stock dividends.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have limited claims history, we have derived our expected future claim payments from industry and predecessor trends and included a provision for uncertainties. Our investment portfolio as of March 31, 2012 had an effective duration of 4.35 years with individual maturities extending out to 29 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

At March 31, 2012, our investment portfolio consisted of investment-grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

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

SeaBright is a holding company with minimal unconsolidated revenue. As SeaBright pays stockholder dividends and has other capital needs in the future, we anticipate that it will be necessary for our insurance subsidiary to pay additional dividends to SeaBright. Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. The payment of such dividends will be regulated as described in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

Our condensed consolidated net cash provided by operating activities for the three months ended March 31, 2012 was $19.3 million, compared to $7.6 million for the same period in 2011. The increase is mainly attributable to an increase in premium collections and a decrease in paid losses net of reinsurance.

Net cash provided by investing activities was $10.2 million in the three months ended March 31, 2012, compared to $2.6 million in the same period in 2011. The increase in net cash provided by investing activities was primarily driven by higher net investment sales activity (sales and maturities, net of purchases).

For the three months ended March 31, 2012, cash used in financing activities totaled $1.7 million, compared to $1.9 million in the same period in 2011. The decrease was primarily due to a decrease in tax withholding obligations associated with the vesting of restricted stock.

As of March 31, 2012, SBIC's statutory surplus totaled $299.8 million, compared to $302.2 million as of March 31, 2011.

Contractual Obligations and Commitments

During the three months ended March 31, 2012, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The most critical accounting policies involve the reporting of unpaid loss and loss adjustment expenses including losses that have occurred but were not reported to us by the financial reporting date, the amount and recoverability of reinsurance recoverable balances, deferred policy acquisition costs, income taxes, the valuation of goodwill, the impairment of investment securities, earned but unbilled premiums and retrospective premiums. These critical accounting policies are described in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing generally in fixed-income securities which are rated “A” or higher by Standard & Poor's or another major rating agency. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in the portfolio. To limit our exposure to risk, we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector.

Interest Rate Risk

We had fixed-income investments with a fair value of $692.1 million at March 31, 2012 and $700.3 million at December 31, 2011 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

Since December 31, 2011, there have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

During the quarter ended March 31, 2012, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 5, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended March 31, 2012:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2012 through January 31, 2012)	–	–	–	–
Month #2 (February 1, 2012 through February 29, 2012)	–	–	–	–
Month # 3 (March 1, 2012 through March 31, 2012)	67,804	$9.04	–	–

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the three months ended March 31, 2012. The above shares of common stock were surrendered by our employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards issued under our 2005 Plan.

Item 6.     Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT HOLDINGS, INC.
Date: May 7, 2012

	By:	/s/ John G. Pasqualetto
John G. Pasqualetto
Chairman, President and Chief Executive Officer

	By:	/s/ Neal A. Fuller
Neal A. Fuller
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

Exhibit Number	Description
10.1*	Amended and Restated 2005 Long-Term Equity Incentive Plan

31.1*	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2*	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer)

32.2*	Section 1350 Certification (Chief Financial Officer)

101	Interactive Data Files

____________

*     Filed herewith.