Form 10-Q
period 2012-06-30
SeaBright Holdings, Inc.
filed 2012-08-08
CIK 1267201

UNITED STATES SECURITIES AND
 EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 001-34204

SeaBright Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2393241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Large accelerated filer [   ]    Accelerated filer [X]     Non-accelerated filer [   ]     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Shares outstanding as of August 7, 2012
Common Stock, $0.01 Par Value	22,436,562

SeaBright Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2012	December 31, 2011
		(As adjusted)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $671,218 in 2012 and $665,891 in 2011)	$699,672	$700,346
Cash and cash equivalents	50,452	28,503
Premiums receivable, net	14,428	18,332
Deferred premiums, net	147,394	142,486
Reinsurance recoverables	107,459	94,173
Federal income tax recoverable	6,112	12,823
Deferred income taxes, net	23,874	21,681
Deferred policy acquisition costs, net	14,513	14,844
Goodwill	2,794	2,794
Other assets	34,727	38,314
Total assets	$1,101,425	$1,074,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$527,086	$518,044
Unearned premiums	138,061	130,300
Reinsurance funds withheld and balances payable	7,664	7,079
Premiums payable	6,487	6,351
Accrued expenses and other liabilities	56,509	51,553
Surplus notes	12,000	12,000
Total liabilities	747,807	725,327

Contingencies (Note 7)

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 22,436,562 shares at June 30, 2012 and 22,327,749 shares at December 31, 2011	224	223
Paid-in capital	215,038	213,746
Accumulated other comprehensive income	19,386	23,269
Retained earnings	118,970	111,731
Total stockholders’ equity	353,618	348,969
Total liabilities and stockholders’ equity	$1,101,425	$1,074,296

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(as adjusted)		(as adjusted)
	(in thousands, except share and per share information)
Revenue:
Premiums earned	$56,628	$62,088	$115,717	$118,818
Claims service income	222	303	526	636
Net investment income	4,426	5,297	9,449	10,672
Net realized gains	2,089	109	10,062	407
Other income	952	1,230	1,884	2,294
Total revenue	64,317	69,027	137,638	132,827
Losses and expenses:
Loss and loss adjustment expenses	43,293	72,657	86,679	115,923
Underwriting, acquisition and insurance expenses	16,726	19,127	33,644	38,104
Interest expense	136	129	272	259
Other expenses	2,593	2,077	4,425	4,047
Total losses and expenses	62,748	93,990	125,020	158,333
Income (loss) before taxes	1,569	(24,963)	12,618	(25,506)

Income tax expense (benefit)	188	(9,281)	3,142	(9,706)
Net income (loss)	1,381	(15,682)	9,476	(15,800)

Other comprehensive income (loss):
Increase in net unrealized gains on investment securities available for sale	5,857	10,905	4,061	9,586
Less: Reclassification adjustment for net realized gains recorded into net income	(2,089)	(109)	(10,062)	(407)
Income tax expense (benefit) related to items of other comprehensive income	(1,330)	(3,854)	2,118	(3,277)
Other comprehensive income (loss)	2,438	6,942	(3,883)	5,902
Comprehensive income (loss)	$3,819	$(8,740)	$5,593	$(9,898)

Basic earnings (loss) per share	$0.06	$(0.74)	$0.45	$(0.75)
Diluted earnings (loss) per share	$0.06	$(0.74)	$0.43	$(0.75)

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

Weighted average basic shares outstanding	21,385,599	21,174,768	21,281,179	21,063,407
Weighted average diluted shares outstanding	21,879,164	21,174,768	21,833,600	21,063,407

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
		(As adjusted)
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$9,476	$(15,800)
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred policy acquisition costs	16,140	17,421
Policy acquisition costs deferred	(15,809)	(17,246)
Depreciation and amortization	5,031	4,226
Compensation cost on restricted shares of common stock	1,802	2,421
Compensation cost on stock options	273	350
Net realized gain on investments	(10,062)	(407)
Deferred income tax benefit	(75)	(4,259)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	9,042	50,010
Federal income tax recoverable	6,711	(994)
Reinsurance recoverables, net of reinsurance withheld	(11,332)	(24,814)
Unearned premiums, net of deferred premiums and premiums receivable	6,757	(5,559)
Other assets and other liabilities	1,533	2,027
Net cash provided by operating activities	19,487	7,376

Cash flows from investing activities:
Purchases of investments	(218,064)	(80,559)
Sales of investments	183,932	61,276
Maturities and redemption of investments	40,462	29,258
Purchases of property and equipment	(856)	(926)
Net cash provided by investing activities	5,474	9,049

Cash flows from financing activities:
Stockholder dividends paid	(2,229)	(2,216)
Proceeds from exercise of stock options	25	–
Grant of restricted shares of common stock	2	5
Surrender of stock in connection with restricted stock vesting	(810)	(962)
Net cash used in financing activities	(3,012)	(3,173)

Net increase in cash and cash equivalents	21,949	13,252
Cash and cash equivalents at beginning of period	28,503	15,958
Cash and cash equivalents at end of period	$50,452	$29,210

Supplemental disclosures:
Interest paid on surplus notes	$271	$259
Federal income taxes recovered, net	(3,518)	(4,470)
Accrual for unsettled purchases of investments	5,614	2,165
Receivable from sale of investments	1,932	1,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The 2011 financial statements have been revised to reflect the impact of retrospective adoption on January 1, 2012 of Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 2.e. for additional disclosure regarding these adjustments. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2012.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary to state fairly the financial information set forth therein. Results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

b.    Earnings Per Share

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Basic weighted average shares outstanding	21,386	21,175	21,281	21,063
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	493	–	553	–
Diluted weighted average shares outstanding	21,879	21,175	21,834	21,063

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of including certain shares issuable upon the exercise of outstanding stock options and the vesting of non-vested restricted stock was anti-dilutive for the three month and six month periods ended June 30, 2012 and 2011. Therefore, such shares have been excluded from the calculation of diluted weighted average shares outstanding for these periods. The numbers of such shares excluded were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	1,192	2,731	1,278	2,731

c.    Stockholder Dividends

On May 8, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share. The dividend was paid on July 13, 2012 to stockholders of record on June 29, 2012. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of its Board of Directors and will be dependent on the Company’s earnings; financial condition; operating results; capital requirements; any contractual, regulatory or other restrictions on the payment of dividends by the Company’s subsidiaries; and other factors that the Company’s Board of Directors deems relevant.

d.    Other Significant Accounting Policies

For a more complete discussion of the Company’s significant accounting policies, please see Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2011 in Part II, Item 8 of the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 5, 2012.

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

The effect of adoption of this new guidance on the consolidated balance sheet as of December 31, 2011 and on stockholders’ equity as of December 31, 2010 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
December 31, 2011:
Deferred policy acquisition costs, net	$21,834	$(6,990)	$14,844
Deferred income taxes, net	19,233	2,448	21,681
Retained earnings	116,273	(4,542)	111,731
Total stockholders’ equity	353,511	(4,542)	348,969

December 31, 2010:
Retained earnings	135,265	(4,487)	130,778
Total stockholders’ equity	351,017	(4,487)	346,530

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of adoption of this new guidance on the condensed consolidated statement of operations and comprehensive income (loss) for the three month and six month periods ended June 30, 2011 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Three Months Ended June 30, 2011:
Underwriting, acquisition and insurance expenses	$19,328	$(201)	$19,127
Income tax expense (benefit)	(9,352)	71	(9,281)
Net income (loss)	(15,812)	130	(15,682)
Basic earnings (loss) per share	(0.75)	0.01	(0.74)
Diluted earnings (loss) per share	(0.75)	0.01	(0.74)

Six Months Ended June 30, 2011:
Underwriting, acquisition and insurance expenses	$37,742	$362	$38,104
Income tax expense (benefit)	(9,580)	(126)	(9,706)
Net income (loss)	(15,564)	(236)	(15,800)
Basic earnings (loss) per share	(0.74)	(0.01)	(0.75)
Diluted earnings (loss) per share	(0.74)	(0.01)	(0.75)

3.    Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at June 30, 2012 and December 31, 2011 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2012:
U.S. Treasury securities	$27,921	$1,560	$–	$29,481
Government sponsored agency securities	33,939	895	(7)	34,827
Corporate securities	172,790	6,052	(236)	178,606
Taxable municipal securities	22,759	1,684	(40)	24,403
Tax-exempt municipal securities	267,189	15,488	(31)	282,646
Mortgage pass-through securities	84,878	2,333	(6)	87,205
Collateralized mortgage obligations	10,059	63	(43)	10,079
Asset-backed securities	51,683	764	(22)	52,425
Total investment securities available for sale	$671,218	$28,839	$(385)	$699,672

December 31, 2011:
U.S. Treasury securities	$24,989	$1,579	$–	$26,568
Government sponsored agency securities	15,567	1,330	–	16,897
Corporate securities	144,503	8,109	(578)	152,034
Taxable municipal securities	22,622	1,573	–	24,195
Tax-exempt municipal securities	308,953	17,903	(1)	326,855
Mortgage pass-through securities	77,532	3,399	–	80,931
Collateralized mortgage obligations	14,546	168	(54)	14,660
Asset-backed securities	57,179	1,052	(25)	58,206
Total investment securities available for sale	$665,891	$35,113	$(658)	$700,346

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions. The Company has the ability and intent to hold impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. For the three month and six month periods ended June 30, 2012 and 2011, the Company recognized no other-than-temporary impairment losses related to investments in debt securities.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about investment securities with unrealized losses at June 30, 2012:

	Less Than 12 Months		12 Months or More		Total
	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
Investment Category
Government sponsored agency securities (1)	$4,504	$(7)	$–	$–	$4,504	$(7)
Corporate securities	48,341	(203)	2,026	(33)	50,367	(236)
Taxable municipal securities	2,641	(40)	–	–	2,641	(40)
Tax-exempt municipal securities	7,505	(31)	–	–	7,505	(31)
Mortgage pass-through securities (2)	3,744	(6)	–	–	3,744	(6)
Collateralized mortgage obligations	4,722	(11)	138	(32)	4,860	(43)
Asset-backed securities	9,988	(22)	–	–	9,988	(22)
Total	$81,445	$(320)	$2,164	$(65)	$83,609	$(385)

(1) Government sponsored agency securities are not backed by the full faith and credit of the U.S. Government.
(2) Includes adjustable rate mortgage securities.

The following table presents information regarding gross realized gains and losses resulting from the sale of investment securities in the three month and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Gross realized gains	$2,122	$308	$10,109	$832
Gross realized losses	(33)	(199)	(47)	(425)
Net realized gains	$2,089	$109	$10,062	$407

Proceeds	$39,003	$24,383	$183,932	$61,276

The related reclassification adjustments in other comprehensive income on the condensed consolidated statements of operations and comprehensive income (loss) were determined by specific identification.

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of June 30, 2012 and approximately $11.5 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of ratings on the bonds in the Company’s municipal portfolio as of June 30, 2012:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio (1) Based On
	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (2)	Underlying Ratings
	(in thousands)
Rating
AAA	$4,793	$4,793	$25,437	$30,230	$30,230
AA+	8,075	5,792	57,374	65,449	63,166
AA	10,353	11,047	68,102	78,455	79,149
AA-	27,853	24,464	42,783	70,636	67,247
A+	9,053	15,049	5,333	14,386	20,382
A	2,240	2,240	20,526	22,766	22,766
A-	2,038	1,020	5,990	8,028	7,010
BBB	–	–	3,004	3,004	3,004
Pre-refunded (3)	10,058	10,058	4,037	14,095	14,095
Total	$74,463	$74,463	$232,586	$307,049	$307,049

(1)	Consists of $282.6 million of tax-exempt municipal bonds and $24.4 million of taxable municipal bonds.

(2)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(3)	These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2012, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio:

		Insurer Ratings		Average Underlying
	Fair Value	S&P	Moody’s	Bond Rating
	(Millions)
Bond Insurer
National Public Finance Guarantee Corporation	$34.1	BBB	Baa2	AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at June 30, 2012, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Maturity
Due in one year or less	$22,128	$22,449
Due after one year through five years	217,356	224,702
Due after five years through ten years	265,483	281,800
Due after ten years	19,631	21,013
Securities not due at a single maturity date	146,620	149,708
Total fixed income securities	$671,218	$699,672

The consolidated amortized cost of investment securities available for sale deposited with various regulatory authorities at June 30, 2012 was $304.4 million.

4.    Premiums

Direct premiums written totaled $69.6 million and $67.5 million for the three month periods ended June 30, 2012 and 2011, respectively, and $134.9 million and $135.8 million for the six month periods then ended, respectively.

Premiums receivable consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Current:
Premiums receivable	$15,703	$19,362
Allowance for doubtful accounts	(1,275)	(1,030)
Premiums receivable, net of allowance	$14,428	$18,332

	June 30, 2012	December 31, 2011
	(in thousands)
Deferred:
Premiums receivable	$147,621	$142,713
Allowance for doubtful accounts	(227)	(227)
Premiums receivable, net of allowance	$147,394	$142,486

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

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 1, 2011, the Company entered into reinsurance agreements with nonaffiliated reinsurers wherein it retains the first $0.5 million of each loss occurrence. The next $0.5 million of losses per occurrence (excess of the first $0.5 million of losses per occurrence retained by the Company) are 50% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $75.0 million per loss occurrence, subject to various deductibles, limitations and exclusions as more fully described in the treaties. The new reinsurance program is effective through September 30, 2012. The ceding rate for the new program decreased approximately 50% from the expiring rate primarily as a result of eliminating coverage for losses between $0.25 million and $0.5 million. The Company had different reinsurance programs in place in periods prior to October 1, 2011, as set forth in Note 8 to the Company’s consolidated financial statements as of and for the year ended December 31, 2011 in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2012.

6.    Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$520,008	$446,977	$518,044	$440,919
Reinsurance recoverable	(97,113)	(63,564)	(93,710)	(56,350)
Net balance, beginning of period	422,895	383,413	424,334	384,569
Incurred related to:
Current period	44,336	45,536	87,677	87,567
Prior periods	(1,043)	27,121	(998)	28,356
Total incurred	43,293	72,657	86,679	115,923
Paid related to:
Current period	(7,501)	(9,306)	(10,218)	(13,383)
Prior periods	(38,425)	(35,928)	(80,533)	(76,273)
Total paid	(45,926)	(45,234)	(90,751)	(89,656)
Net balance, end of period	420,262	410,836	420,262	410,836
Reinsurance recoverable	106,824	80,093	106,824	80,093
Unpaid loss and loss adjustment expense	$527,086	$490,929	$527,086	$490,929

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses decreased by a net amount of approximately $1.0 million in the three months and six months ended June 30, 2012. The net favorable development in the second quarter of 2012 consisted of unfavorable loss development of approximately $2.0 million, offset by approximately $3.0 million of net favorable development of other amounts such as unallocated loss adjustment expense (“ULAE”), loss based assessments and losses assumed from National Council on Compensation Insurance (“NCCI”) residual market pools.

7.    Contingencies

a.   SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of June 30, 2012, SBIC had a liability for guaranty fund and other assessments of $7.6 million and a guaranty fund receivable of $0.4 million, which are reported as accrued expenses and other liabilities and other assets, respectively, in the accompanying condensed consolidated balance sheets. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid. Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

b.   The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

c.   On July 3, 2012, the Illinois Department of Insurance (the “DOI”) announced that it had entered an Agreed Order of Rehabilitation against Lumbermens Mutual Casualty Company (“LMC”) and an affiliated company, American Manufacturers Mutual Insurance Company. The companies had previously commenced a voluntary run-off plan in 2003 and had been operating under a run-off plan filed with and approved by the DOI since 2004. Under Illinois law, the DOI’s Director was appointed statutory rehabilitator of both companies involved. This restructuring, or run-off, involves taking over the affairs of a company but no longer taking on new obligations or issuing new or renewing policies. The Director is vested with title to the company’s property, assets, rights of action or lawsuits, books, records and premises. The Company is unable to predict what impact this Order of Rehabilitation might have on its business dealings with LMC, which include primarily an adverse development cover and related collateralized reinsurance trust, a claims administration services agreement and an administrative services agreement.

d.   On April 17, 2012, the Company was notified by the Internal Revenue Service that it had commenced a routine examination of the consolidated federal income tax return of SeaBright Holdings, Inc. and Subsidiaries for the years ended December 31, 2010 and 2008. The examination is currently in the planning and risk assessment phase. The Company is in the process of gathering and providing information in response to this examination.

8.    Share-Based Payment Arrangements

At June 30, 2012, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007, May 2010 and April 2012.

At June 30, 2012, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 479,946 shares had been granted, and 3,952,105 shares for issuance under the 2005 Plan, of which 3,187,256 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Therefore, the Company anticipates that all future awards will be made under the 2005 Plan.

a.    Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	1,474,040	$10.94	5.1	$404
Granted	43,838	8.49	−	−
Forfeited	(5,812)	9.75	−	−
Exercised	(3,825)	6.54	−	−
Cancelled	(7,251)	14.93	−	−
Outstanding at June 30, 2012	1,500,990	10.87	4.8	867

Exercisable at June 30, 2012	1,221,719	11.07	3.9	846

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The June 30, 2012 aggregate intrinsic values in the table above are based on the Company’s closing stock price of $8.89 on June 29, 2012. Proceeds from the exercise of stock options during the quarter ended June 30, 2012 totaled approximately $25,000.

As of June 30, 2012, there was approximately $0.8 million of total unrecognized compensation cost related to stock options granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

b.    Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,160,556	$10.15
Granted	204,576	8.86
Vested	(332,480)	10.38
Forfeited	(9,750)	8.97
Outstanding at June 30, 2012	1,022,902	9.83

During the six months ended June 30, 2012, the Company granted, for the first time, shares of performance-based restricted stock to certain executives of the Company. These performance-based shares, which totaled 145,715, were issued under the 2005 Plan and will vest in varying amounts if the Company’s tangible book value per share, adjusted to exclude unrealized gains and losses and adjusted for dividends and share repurchases, as of December 31, 2012 equals or exceeds certain levels of improvement. The number of shares granted was based upon achievement of the target level of improvement, at which 100% will vest. The actual level of achievement of the performance-based goal will be determined using the Company’s consolidated GAAP financial statements as of and for the year ending December 31, 2012 and may range from 50% of target at the threshold level to 200% of target at the maximum improvement level. If the threshold level of improvement is not achieved, all performance-based awards will be forfeited. Any shares that are earned through achievement of the performance-based goal will vest in three equal installments on the following dates: the date in early 2013 on which the Company publicly releases its results for fiscal year 2012; December 31, 2013; and December 31, 2014. Grantees must remain employed in good standing by the Company at the vesting dates in order to receive the vested shares. Because the Company’s restricted stock awards do not qualify as liability awards under the FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, they are accounted for as equity awards.

As of June 30, 2012, there was approximately $4.7 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

c.    Restricted Stock Units

In April 2012, the Company granted, for the first time, restricted stock units (“RSUs”) to certain employees. Unlike restricted stock awards, RSUs do not represent shares of equity ownership in the Company, either at the grant date or upon vesting. Within 30 days following vesting, each RSU will be settled in cash based on the closing price of SeaBright’s common stock as reported on the New York Stock Exchange (the “NYSE”) on the date of vesting, or on the last trading day prior to the date of vesting if vesting occurs on a date when the NYSE is closed for trading. The RSUs are all subject to cliff vesting on the third anniversary of the grant date (similar to restricted stock). Holders of RSUs will not receive dividends declared on SeaBright’s common stock, nor do they have any voting rights or other rights typically associated with equity ownership.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because RSUs are settled in cash, they are required to be accounted for as liability awards and will be remeasured at each financial statement date using the closing price of SeaBright’s common stock at the end of the period, adjusted to account for the fact that RSU holders do not receive stockholder dividends. Compensation cost will be recognized using the proportionate amount of the awards’ fair value that has been earned through service to date.

The following table summarizes RSU activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2011	−	$	−
Granted	51,000		8.31
Vested	−		−
Forfeited	−		−
Outstanding at June 30, 2012	51,000		$8.34

As of June 30, 2012, there was approximately $0.4 million of total unrecognized compensation cost (based on a dividend-adjusted common stock price on June 29, 2012 of $8.34) related to RSUs granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

d.    Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three month and six month periods ended June 30, 2012 and 2011 is shown in the following table. No stock-based compensation cost was capitalized during the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$822	$1,053	$1,774	$2,421
Restricted stock units	28	−	28	−
Stock options	117	168	273	351
Total	$967	$1,221	$2,075	$2,772

Total related tax benefit	$317	$388	$673	$888

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

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments in the accompanying consolidated financial statements and notes:

•
Cash and cash equivalents, premiums receivable, accrued expenses, other liabilities and surplus notes: The carrying amounts for these financial instruments, as reported in the accompanying condensed consolidated balance sheets, approximate their fair values.

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

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NYSE. Level 1 consists of U.S. Treasury securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of June 30, 2012, the Company had no Level 3 financial assets or liabilities.

The tables below present the June 30, 2012 and December 31, 2011 balances of assets and liabilities measured at fair value on a recurring basis.

June 30, 2012:
	Total	Level 1	Level 2		Level 3
	(In thousands)
U.S. Treasury securities	$29,481	$29,481	$	−	$	−
Government sponsored agency securities	34,827	−		34,827		−
Corporate securities	178,606	−		178,606		−
Taxable municipal securities	24,403	−		24,403		−
Tax-exempt municipal securities	282,646	−		282,646		−
Mortgage pass-through securities	87,205	−		87,205		−
Collateralized mortgage obligations	10,079	−		10,079		−
Asset-backed securities	52,425	−		52,425		−
Total	$699,672	$29,481		$670,191	$	−

December 31, 2011:

	Total	Level 1	Level 2		Level 3
	(In thousands)
U.S. Treasury securities	$26,568	$26,568	$	−	$	−
Government sponsored agency securities	16,897	−		16,897		−
Corporate securities	152,034	−		152,034		−
Taxable municipal securities	24,195	−		24,195		−
Tax-exempt municipal securities	326,855	−		326,855		−
Mortgage pass-through securities	80,931	−		80,931		−
Collateralized mortgage obligations	14,660	−		14,660		−
Asset-backed securities	58,206	−		58,206		−
Total	$700,346	$26,568		$673,778	$	−

At June 30, 2012 and December 31, 2011, there were no liabilities measured at fair value on a recurring basis.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly. When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity. As of June 30, 2012, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets. Therefore, no adjustment for market inactivity or illiquidity was necessary. There were no transfers between levels during the three months and six months ended June 30, 2012.

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

The Company holds a limited amount ($21.3 million at June 30, 2012) of privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based in part on market information regarding interest rates, credit spreads and liquidity. The pricing matrix begins with current U.S. Treasury rates and uses credit spreads received from third-party sources to estimate fair value. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As some of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

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

•	potential downgrades in our rating or changes in rating agency policies or practices;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	unexpected issues relating to claims or coverage and changes in legal theories of liability under our insurance policies;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in financial and capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our executive officers or other key personnel;

•	our inability to raise capital in the future;

•	our status as an insurance holding company with no direct operations;

•	our reliance on independent insurance brokers;

•	increased assessments or other surcharges by states in which we write policies;

•	our potential exposure to losses;

•	the effects of mergers, acquisitions and divestitures that we may undertake;

•	failure of our customers to pay additional premium under our retrospectively rated policies;

•	the effects of acts of terrorism or war;

•	cyclical changes in the insurance industry;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation and other factors.

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

Overview

We are a holding company whose wholly-owned subsidiary, SeaBright Insurance Company, operates as a specialty provider of multi-jurisdictional workers’ compensation insurance. Through our other wholly-owned subsidiaries, PointSure Insurance Services, Inc. and Paladin Managed Care Services, Inc., we also provide related wholesale brokerage services and integrated managed medical care services. SeaBright Insurance Company is domiciled in Illinois, commercially domiciled in California and headquartered in Seattle, Washington. SeaBright Insurance Company is licensed in 49 states, the District of Columbia and Guam, to write workers’ compensation and other lines of insurance. Traditional underwriters of workers’ compensation insurance provide coverage to employers under one or more state workers’ compensation laws, which prescribe benefits that employers are obligated to provide to their employees who are injured arising out of or in the course of employment. We focus on employers with complex workers’ compensation exposures and provide coverage under multiple state and federal acts, applicable common law or negotiated agreements. We also provide traditional state act coverage in markets we believe are underserved. Our workers’ compensation policies are issued to employers who also pay the premiums.

Our operations and financial performance have been impacted by changes in the U.S. economy. The significant downturn in the U.S. economy from 2008 through 2010 led to lower reported payrolls, which has had a negative impact on our gross premiums written, and the recovery that began in 2010 has not resulted in a significant improvement in reported payrolls. The economic downturn had a particularly severe impact on the construction industry. When our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that we charge, are reduced, and if our customers cease operations, they may cancel or choose not to renew their policies. The economic downturn and high levels of unemployment have the effect of increasing claims and claim severity and duration, which drives up our medical, indemnity and litigation costs. The economic downturn has also diminished opportunities for injured workers to return to transitional, modified duty positions during their recoveries, which has lengthened the periods of their recoveries and increased our medical, indemnity and litigation costs, particularly in California. The longer a claim remains open, the more exposed we become to the effects of medical cost inflation. All of these factors have had, and could continue to have, a significant negative impact on our claims costs.

If we fail to accurately assess our future claims costs, our loss reserves may be inadequate to cover our actual losses. As discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations  –  Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in our 2011 Annual Report on Form 10-K, there are many variables that can impact the adequacy of our loss and loss adjustment expense liabilities and we continually refine our loss reserve estimates. Quarterly, management determines what, if any, adjustments to prior accident years’ loss reserves are necessary after considering the results of actuarial studies performed by internal and/or consulting actuaries; the impact of recent operational initiatives on our claims costs and loss reserves; discussions with key executives in Underwriting, Claims, and other relevant functional areas; changing environmental conditions; and other factors. In response to the factors described in the preceding paragraph, we strengthened our net loss reserves for prior accident years by $28.4 million in 2011 and lowered our net reserves by $1.0 million in the first six months of 2012. We may ultimately conclude that our current estimate of loss reserves is inadequate, if the negative claim trends experienced over the last several years described above continue or worsen. Future adverse development could require us to increase our loss reserves, which could have a material adverse effect on our earnings and financial position in the periods in which such increases are made.

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

Results of Operations

Three Months and Six Months Ended June 30, 2012 and 2011

Gross Premiums Written.  Gross premiums written consists of direct premiums written and premiums assumed from the NCCI residual market pools. The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended June 30, 2012 totaled $66.9 million, a decrease of $0.9 million, or 1.3%, from $67.8 million of gross premiums written in the same period of 2011. Gross premiums written for the six months ended June 30, 2012 totaled $133.6 million, a decrease of $3.7 million, or 2.7%, from $137.3 million of gross premiums written in the same period of 2011.

Our “core” product lines contributed $50.8 million, or 75.9%, of the total gross premiums written for the three months ended June 30, 2012 compared to $50.9 million, or 75.1%, in the same period of 2011. The slight decrease in our core product lines was accompanied by a net $0.3 million decrease in our “Program Business,” which contributed $16.9 million of gross premiums written for the quarter ended June 30, 2012. Our Program Business includes alternative markets and small maritime and small energy programs. For the six months ended June 30, 2012, our core product lines contributed $95.1 million, or 71.2%, of gross premiums written in the period, essentially flat as compared to the same period in 2011. Our Program Business contributed $38.6 million, or 28.9%, of gross premiums written in the six months ended June 30, 2012, a decrease of $3.5 million from the $42.1 million of gross premiums written in the same period in 2011.

The reductions in written premiums and customer count resulted in part from our previously announced efforts to reduce our concentration in the California construction and agriculture markets. Our average California renewal retention rate over the four most recent quarters was 58.5% compared to 68.8% in the prior four quarters. Our overall renewal retention rate for the second quarter of 2012 was 81.0%, up from 63.0% in the first quarter of 2012 and 75.0% in the second quarter of 2011.

Excluding work we perform as the servicing carrier for the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”), the total number of customers we serviced decreased from approximately 1,580 at June 30, 2011 to approximately 1,400 at June 30, 2012. The majority of the customer decrease was in our core business, which was offset by an increase of approximately 60 customers in our Program Business. By design, our Program Business will have a larger number of customers with a smaller average premium size than our core business. Our average premium size at June 30, 2012 was approximately $297,000 in our core business and approximately $93,000 in our Program Business, compared to approximately $249,000 in our core business and approximately $105,000 in our Program Business one year earlier.

Total in-force payrolls, a factor used in determining premiums charged, decreased 1.5% from $6.8 billion at June 30, 2011 to $6.7 billion a year later. California continues to be our largest market, accounting for approximately $103.9 million, or 41.8%, of our in-force premiums at June 30, 2012. This represents a decrease of $38.8 million, or 27.2%, from approximately $142.7 million, or 50.4% of total in-force premiums in California at June 30, 2011.

Premiums assumed from the NCCI residual market pools for the three months ended June 30, 2012 totaled $(2.7) million, a decrease of $3.0 million from $0.3 million during the same period in 2011. For the six months ended June 30, 2012, assumed premiums decreased $2.8 million, or 186.7%, to $(1.3) million from $1.5 million for the same period in 2011. The decreases for the three months and six months ended June 30, 2012 were primarily the result of true-ups of our actuarial estimates for prior policy years based on current NCCI data and reapportionment figures. The balance of our gross premiums written (consisting of Washington USL&H Plan, general liability and other miscellaneous amounts) for the three month and six month periods ended June 30, 2012 totaled $1.9 million and $1.2 million, respectively, compared to $(0.5) million and $(1.3) million, respectively, in the same periods in 2011.

Net Premiums Written.  Net premiums written totaled $63.6 million for the three months ended June 30, 2012 compared to $58.0 million in the same period in 2011, representing an increase of $5.6 million, or 9.7%. For the six months ended June 30, 2012, net premiums written totaled $123.9 million, an increase of $6.3 million, or 5.4%, from $117.6 million in the same period of 2011. The increase in net premiums written for the three months and six months ended June 30, 2012 was primarily attributable to a decrease in ceded premiums written of $10.0 million as a result of a lower ceding rate in our excess of loss reinsurance program that renewed in October 2011, offset by a $3.7 million decrease in gross premiums written. Our ceding rate decreased by approximately 50% as a result of raising the attachment point from $0.25 million to $0.5 million and reducing maximum coverage from $100.0 million to $75.0 million. The coverage provided by the reinsurance program that renewed in October 2011 is more in line with historical levels.

Net Premiums Earned.  Net premiums earned totaled $56.6 million for the three months ended June 30, 2012 compared to $62.1 million for the same period in 2011, representing a decrease of $5.5 million, or 8.8%. For the six months ended June 30, 2012, net premiums earned totaled $115.7 million, a decrease of $3.1 million, or 2.6%, from $118.8 million in the same period of 2011. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned totaled $62.6 million for the three months ended June 30, 2012, a decrease of $8.9 million, or 12.4%, from $71.5 million for the same period in 2011. Our direct premiums earned totaled $126.5 million for the six months ended June 30, 2012, a decrease of $10.0 million, or 7.3%, from $136.5 million for the same period in 2011.

The following is a summary of our top five markets based on direct premiums earned:

	Six Months Ended June 30,
	2012		2011
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$53,040	41.8%	$67,364	49.4%
Louisiana	12,474	9.9	12,524	9.2
Texas	8,549	6.8	7,894	5.8
Alaska	6,061	4.8	7,849	5.8
Pennsylvania	5,095	4.0	4,516	3.3
Total	$85,219	67.3%	$100,147	73.5%

Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the three months ended June 30, 2012 totaled $3.0 million compared to $9.8 million for the same period in 2011, representing a decrease of $6.8 million, or 69.4%. Ceded premiums earned for the six months ended June 30, 2012 totaled $9.1 million compared to $19.3 million for the same period in 2011, representing a decrease of $10.2 million, or 52.8%.This decrease was primarily attributable to lower ceding rates under our October 2011 reinsurance program. The decrease in ceded premiums earned was offset by a decrease in premiums assumed from the NCCI for residual market business. Assumed premiums earned decreased $3.3 million from $1.6 million for the six months ended June 30, 2011 to $(1.7) million in the same period in 2012. This decrease was primarily due to true-ups of our actuarial estimates for prior policy years based on current NCCI data and reapportionment figures.

Net Investment Income.  Net investment income was $4.4 million for the three months ended June 30, 2012 compared to $5.3 million for the same period in 2011, representing a decrease of $0.9 million, or 17.0%. Net investment income was $9.4 million for the six months ended June 30, 2012, compared to $10.7 million for the same period in 2011, representing a decrease of $1.2 million, or 11.5%. Average invested assets were $749.2 million for the three months ended June 30, 2012, an increase of $53.8 million, or 7.7%, from $695.4 million for the same period in 2011. For the six months ended June 30, 2012, average invested assets were $739.5 million, an increase of $45.2 million, or 6.5%, from $694.3 million for the same period in 2011. Our yield on average invested assets decreased from approximately 3.0% for the three months ended June 30, 2011 to approximately 2.4% for the same period in 2012, driven mainly by reduced reinvestment rates and sales of higher-yielding investment securities. For the six months ended June 30, 2012, our yield on average invested assets was 2.6% compared to approximately 3.1% for the same period in 2011.

Net Realized Gains.  Net realized gains totaled $2.1 million for the three months ended June 30, 2012 compared to $0.1 million for the same period in 2011. For the six months ended June 30, 2012, net realized gains totaled $10.1 million compared to $0.4 million in the same period in 2011. The increase in net realized gains for the three months and six months ended June 30, 2012 resulted from the sale of investment securities in order to reduce exposure to interest rate risk and realize a portion of our tax loss carry forwards. The majority of proceeds from these sales were reinvested in taxable securities in a continuing effort to shorten the overall portfolio duration and reduce the municipal exposure.

Other Income.  Other income totaled $1.0 million for the three months ended June 30, 2012 compared to $1.2 million for the same period in 2011, representing a decrease of $0.2 million, or 22.6%. For the six months ended June 30, 2012, other income totaled $1.9 million compared to $2.3 million in the same period in 2011, representing a decrease of $0.4 million, or 17.9%. Other income is derived primarily from the operations of PointSure, our wholesale insurance broker, and PMCS, our provider of medical bill review, utilization review, nurse case management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $43.3 million for the three months ended June 30, 2012 compared to $72.7 million for the same period in 2011, representing a decrease of $29.4 million, or 40.4%. For the six months ended June 30, 2012, loss and loss adjustment expenses totaled $86.7 million, compared to $115.9 million for the same period in 2011, representing a decrease of $29.2 million, or 25.2%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended June 30, 2012 was 76.1% compared to 116.5% for the same period in 2011. Our net loss ratio for the six months ended June 30, 2012 was 74.5% compared to 97.0% for the same period in 2011. The decrease in our net loss ratio for the three months ended June 30, 2012 was primarily attributable to $1.0 million of favorable development of prior accident years’ loss reserves recorded in the three months ended June 30, 2012 compared with $27.1 million adverse development in the three months ended June 30, 2011. Net favorable development of prior years’ reserves in the six months ended June 30, 2012 totaled $1.0 million compared to $28.4 million adverse development in the same period of 2011.

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

Accident year 2012 is incomplete, as only six months of the year have been earned as of June 30, 2012. An ELR was established for each jurisdiction and type of loss (indemnity, medical, ALAE) and was multiplied by the booked accident year earned premium to produce the ultimate losses to date. The ELR selections are reviewed quarterly with each internal reserve study. Given the short experience period for the current accident year, the ELRs are usually maintained at least through the first 12 months of the accident year and revised thereafter as the underlying data matures. The net ELR used in the first six months of 2012 was 65.0%, compared to 62.5% used in the first six months of the 2011 accident year. The 2011 net ELR was subsequently increased to 65.0% in the fourth quarter of 2011, after reviewing the year-to-date results for the 2011 accident year and considering the adverse development in recent accident years. The 2012 accident year ELR takes into consideration factors including, but not limited to: the development of recent accident years, the impact of recent rate increases, and provisions of the excess-of-loss reinsurance treaty that we entered into on October 1, 2011.

For prior accident years, the net ultimate loss estimates at June 30, 2012 were lower when compared to March 31, 2012 and resulted in a net decrease of $1.0 million in our loss reserves in the second quarter of 2012, compared to a net increase of $27.1 million recorded in the same period of last year. Adverse development of prior years’ direct loss reserves totaled $2.0 million and related to the following accident years: $6.9 million in 2010 and $2.0 million in 2009, offset by favorable development of $2.9 million in 2011, $2.5 million in 2008, and $1.5 million in 2007 and prior. This adverse development was offset by $3.0 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools. In the three months ended June 30, 2011, we increased our loss reserves by a net amount of $27.1 million. Adverse development of prior years’ direct loss reserves totaled $28.5 million and related to the following accident years: $2.4 million in 2010, $8.4 million in 2009, $8.8 million in 2008, $6.7 million in 2007, and $2.2 million in 2006 and prior. This adverse development was partially offset by $1.4 million of net favorable development of ULAE, loss based assessments and NCCI pool reserves.

As of June 30, 2012, we had recorded a receivable of approximately $3.1 million for KEIC loss development under the adverse development cover we entered into with LMC on September 30, 2003, the date we acquired KEIC from LMC. We do not expect this receivable to have any material adverse effect on our future cash flows if LMC fails to perform its obligations under the adverse development cover. At June 30, 2012, we had access to approximately $3.1 million under the related collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. December 31, 2011 was the date as of which the parties are to settle amounts due under the adverse development cover. We are currently working through the final settlement of the receivable from LMC. For an update regarding the status of LMC, see the discussion under Note 7.c., “Contingencies” in Item 1 of this Part I.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $16.7 million for the three months ended June 30, 2012, compared to $19.1 million for the same period in 2011, representing a decrease of $2.4 million, or 12.6%. For the six months ended June 30, 2012, underwriting expenses totaled $33.6 million, a decrease of $4.5 million, or 11.7%, from $38.1 million for the same period in 2011. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses by premiums earned, for the three months ended June 30, 2012 was 29.5%, compared to 30.8% for the same period in 2011. For the six months ended June 30, 2012, our net underwriting expense ratio was 29.1%, compared to 32.1% for the same period in 2011. The primary driver of the decreases in underwriting expenses was a reduction in commission expense, of which approximately $1.0 million resulted from true-ups of our actuarial estimates of commissions assumed from the NCCI pools for prior policy years. Direct commission expense for the six months ended June 30, 2012 decreased approximately $1.3 million from the same period in 2011 due to a change in product mix and lower commission rates. Contingent commissions for the six months ended June 30, 2012 decreased approximately $0.9 million from the same period in 2011.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $136,000 for the three months ended June 30, 2012, compared to $129,000 for the same period in 2011, representing an increase of $7,000, or 5.4%. For the six months ended June 30, 2012, interest expense totaled $272,000, an increase of $13,000, or 5.0%, from $259,000 in the same period of 2011. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, was 4.5% at June 30, 2012 compared to 4.3% at June 30, 2011.

Other Expenses. Other expenses totaled $2.6 million for the three months ended June 30, 2012 compared to $2.1 million for the same period in 2011, representing an increase of $0.5 million, or 24.8%. For the six months ended June 30, 2012, other expenses totaled $4.4 million compared to $4.0 million in the same period of 2011. Other expenses result primarily from the operations of PointSure and PMCS, which together accounted for approximately $1.9 million and $3.3 million of expenses for the three months and six months ended June 30, 2012, compared to approximately $1.7 million and $3.4 million for the same periods in 2011.

Income Tax Expense.  The effective tax rate for the three months ended June 30, 2012 was 12.0%, compared to 37.2% for the same period in 2011. The effective tax rate for the six months ended June 30, 2012 was 24.9% compared to 38.1% in the same period of 2011. Our effective tax rate differed from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At June 30, 2012, approximately 40.4% of our investment portfolio was invested in tax exempt municipal bonds, compared to approximately 44.1% at June 30, 2011.

 Net Income (Loss).  Net income was $1.4 million for the three months ended June 30, 2012, compared to a net loss of $15.7 million for the same period in 2011. Net income for the six months ended June 30, 2012 totaled $9.5 million, a difference of $25.3 million from a net loss of $15.8 million in the same period of 2011. The increase in net income for the three months and six months ended June 30, 2012 was primarily the result of decreases in loss and loss adjustment expenses and increases in net realized gains.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses, to purchase investments and to pay declared common stock dividends.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have limited claims history, we have derived our expected future claim payments from industry and predecessor trends. Our investment portfolio as of June 30, 2012 had an effective duration of 4.1 years with individual maturities extending out to 29 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

At June 30, 2012, our investment portfolio consisted of investment-grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

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

Our condensed consolidated net cash provided by operating activities for the six months ended June 30, 2012 was $19.5 million, compared to $7.4 million for the same period in 2011. The increase is mainly attributable to an increase in premium collections.

Net cash provided by investing activities was $5.5 million in the six months ended June 30, 2012, compared to $9.0 million in the same period in 2011. The decrease in net cash provided by investing activities was primarily driven by lower net investment sales activity (sales and maturities, net of purchases).

For the six months ended June 30, 2012, cash used in financing activities totaled $3.0 million, compared to $3.2 million in the same period in 2011. The decrease was primarily due to a decrease in tax withholding obligations associated with the vesting of restricted stock.

As of June 30, 2012, SBIC’s statutory surplus totaled $303.3 million, compared to $286.4 million as of June 30, 2011.

Contractual Obligations and Commitments

During the six months ended June 30, 2012, there were no material changes to our contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As previously disclosed, on July 29, 2011, we were notified by the Illinois Department of Insurance that our insurance subsidiary was due for a routine comprehensive examination of its condition and affairs as of and for the five year period ended December 31, 2010. The field work portion of the comprehensive financial examination began on August 29, 2011 and concluded this year. On June 29, 2012, the Illinois Director of Insurance officially adopted, without fines or penalties assessed, the Report of Examination prepared by the Illinois Department of Insurance. On July 9, 2012, we were notified by the Illinois Department of Insurance that due to concerns arising in connection with its December 31, 2010 examination, it intends to conduct an actuarial examination of our reserves for unpaid loss and loss adjustment expense as of December 31, 2011. That work has not yet commenced.

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

Interest Rate Risk

We had fixed-income investments with a fair value of $699.7 million at June 30, 2012 and $700.3 million at December 31, 2011 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  1A.  Risk Factors

The disclosures set forth below are material changes from the specific risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 5, 2012. Other than as described below, there were no material changes to the risk factors set forth in such report.

Our loss reserves are based on estimates and may be inadequate to cover our actual losses.

If we fail to accurately assess the risks associated with the businesses we insure, our loss reserves may be inadequate to cover our actual losses and we may fail to establish appropriate premium rates. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made, with increases in our loss reserves resulting in a charge to our earnings and a reduction of our statutory surplus. For example, we increased loss reserves for prior accident years by approximately $30.9 million in 2011 and approximately $32.0 million in 2010. See the discussion under the heading “Loss Reserves” in Part I, Item 1 of our 2011 annual report on Form 10-K. On July 9, 2012, we were notified by the Illinois Department of Insurance, one of our two principal regulators, that due to concerns arising in connection with its December 31, 2010 examination, it intends to conduct an actuarial examination of our reserves for unpaid loss and loss adjustment expense as of December 31, 2011. That work has not yet commenced. We cannot assure you that the examination will not result in future increases of our loss reserve estimates.

Our loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which we refer to as severity trends, including the increasing level of medical, legal and rehabilitation costs, and costs associated with fraud or other abuses of the medical claim process; frequency of claims; the length of time to achieve ultimate resolution; judicial theories of liabilities; and other third-party factors beyond our control. If there are unfavorable changes in severity trends, we may need to increase our loss reserves, as described above. If we need to increase our loss reserves in the future, it would have a negative impact on our net income and comprehensive income in the period in which our loss estimates are revised, and any material increase to our loss reserve estimates may result in a downgrade in the A.M. Best rating of our insurance subsidiary. See the risk factor “A downgrade in the A.M. Best rating of our insurance subsidiary could reduce the amount of business we are able to write” in our 2011 annual report on Form 10-K.

Because LMC has been placed into rehabilitation, we could lose our rights to fee income and protective arrangements that were established in connection with the Acquisition, our reputation and credibility could be adversely affected and we could be subject to claims under applicable voidable preference and fraudulent transfer laws.

The assets that SeaBright acquired in the Acquisition were acquired from LMC and certain of its affiliates in 2003. In connection with the Acquisition, we established various arrangements with LMC and certain of its affiliates, including (1) servicing arrangements entitling us to fee income for providing claims administration services for Eagle and (2) other protective arrangements designed to minimize our exposure to any past business underwritten by KEIC, the shell entity that we acquired from LMC for its insurance licenses, and any adverse developments in KEIC’s loss reserves as they existed at the date of the Acquisition. See the discussion under the heading “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of our 2011 annual report on Form 10-K.

Until recently, LMC and its insurance company affiliates have operated under a voluntary “run-off” plan approved by the Illinois Department of Insurance in 2004. However, on July 2, 2012, LMC and one of its affiliates, American Manufacturers Mutual Insurance Company (“AMM”), were placed into rehabilitation by order of the Circuit Court of Cook County, Illinois. By virtue of that order, the Illinois Director of Insurance (acting through a special deputy receiver) became the rehabilitator of LMC and AMM and was vested with title to all of the property, contracts and rights of action of LMC and AMM, as well as authority to deal with the property, business and affairs of LMC and AMM. Rehabilitation may reorganize the business of a company so that it can be restored to normal operation. However, a company in rehabilitation can be found to be insolvent or otherwise incapable of being rehabilitated, in which case the Director of Insurance would apply to the circuit court for an order placing the company into liquidation. In a liquidation, the Director of Insurance would be charged with winding up the business of the company, marshaling its assets, identifying claims and eventually distributing its assets in accordance with the distribution priority prescribed by the Illinois Insurance Code.

Because LMC has been placed into rehabilitation, our business could be adversely affected in the following ways:

•
The special deputy receiver could seek to reject or terminate one or more of the services agreements that were established in connection with the Acquisition between us and LMC or its affiliates, including Eagle. In that event, we could lose the revenue we currently receive under these services agreements.

•
As discussed under “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of our 2011 annual report on Form 10-K, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. The liability of LMC under the adverse development cover was approximately $3.1 million at December 31, 2011 and approximately $3.0 million at December 31, 2010. The balance of the trust account, including accumulated interest, at December 31, 2011 was approximately $3.1 million. December 31, 2011 is the date to which the parties will look to determine whether the loss reserves with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million balance existing at the date of the Acquisition. Given that LMC has been placed into rehabilitation, if the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the special deputy receiver now has control of the assets of LMC.

•
Some of our customers are insured under Eagle insurance policies that we service pursuant to the claims administration servicing agreement described above. Although SeaBright is a separate legal entity from LMC and its affiliates, including Eagle, Eagle’s policyholders may not readily distinguish SeaBright from Eagle and LMC if those policies are not honored in the event LMC is found to be insolvent or otherwise incapable of being rehabilitated and is placed into court-ordered liquidation. If that were to occur, our market reputation, credibility and ability to renew the underlying policies could be adversely affected.

•
In connection with the Acquisition, LMC and its affiliates made various transfers and payments to SeaBright in 2003, including approximately $13.0 million under the commutation agreement and an initial amount of approximately $1.6 million to fund the collateralized reinsurance trust. Given that LMC has been placed into rehabilitation, it is possible that the special deputy receiver or a creditor could assert a claim seeking to unwind or recover these payments under applicable voidable preference and fraudulent transfer laws.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the three months ended June 30, 2012:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2012 through April 30, 2012)	17,835	$9.02	–	–
Month #2 (May 1, 2012 through May 31, 2012)	1,416	8.76	–	–
Month # 3 (June 1, 2012 through June 30, 2012)	2,783	8.45	–	–

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the six months ended June 30, 2012. The above shares of common stock were surrendered by our employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards issued under our 2005 Plan.

Item 6.         Exhibits

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABRIGHT HOLDINGS, INC.

Date: August 8, 2012
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

*      Filed herewith.