Form 10-Q
period 2012-09-30
SeaBright Holdings, Inc.
filed 2012-11-02
CIK 1267201

UNITED STATES SECURITIES AND
 EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)
[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2012
or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 1, 2012
Common Stock, $0.01 Par Value	22,455,088

SeaBright Holdings, Inc.

PART I – FINANCIAL INFORMATION
Item 1.       Financial Statements

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2012	December 31, 2011
		(As adjusted)
	(in thousands, except share and per share amounts)
ASSETS

Fixed income securities available for sale, at fair value (amortized cost $674,880 in 2012 and $665,891 in 2011)	$709,585	$700,346
Cash and cash equivalents	51,286	28,503
Premiums receivable, net	16,338	18,332
Deferred premiums, net	139,101	142,486
Reinsurance recoverables	112,435	94,173
Federal income tax recoverable	5,432	12,823
Deferred income taxes, net	22,043	21,681
Deferred policy acquisition costs, net	13,466	14,844
Goodwill	2,794	2,794
Other assets	32,068	38,314
Total assets	$1,104,548	$1,074,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unpaid loss and loss adjustment expense	$537,500	$518,044
Unearned premiums	125,980	130,300
Reinsurance funds withheld and balances payable	9,077	7,079
Premiums payable	6,587	6,351
Accrued expenses and other liabilities	54,194	51,553
Surplus notes	12,000	12,000
Total liabilities	$745,338	$725,327

Stockholders’ equity:
Series A preferred stock, $0.01 par value; 750,000 shares authorized; no shares issued and outstanding	−	−
Undesignated preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 75,000,000 shares authorized; issued and outstanding – 22,459,963 shares at September 30, 2012 and 22,327,749 shares at December 31, 2011	225	223
Paid-in capital	216,318	213,746
Accumulated other comprehensive income	23,430	23,269
Retained earnings	119,237	111,731
Total stockholders’ equity	359,210	348,969
Total liabilities and stockholders’ equity	$1,104,548	$1,074,296

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(as adjusted)		(as adjusted)
	(in thousands, except share and per share information)
Revenue:
Premiums earned	$63,291	$63,994	$179,008	$182,812
Claims service income	437	340	963	976
Net investment income	4,375	5,161	13,824	15,833
Net realized gains	37	256	10,099	663
Other income	1,121	1,044	3,005	3,338
Total revenue	69,261	70,795	206,899	203,622
Losses and expenses:
Loss and loss adjustment expenses	46,532	48,636	133,211	164,559
Underwriting, acquisition and insurance expenses	17,673	18,355	51,317	56,459
Interest expense	137	131	409	390
Other expenses	3,340	2,012	7,765	6,059
Total losses and expenses	67,682	69,134	192,702	227,467
Income (loss) before taxes	1,579	1,661	14,197	(23,845)

Income tax expense (benefit)	183	93	3,325	(9,613)
Net income (loss)	$1,396	$1,568	$10,872	$(14,232)

Other comprehensive income:
Net unrealized gains on investment securitiesavailable for sale	6,288	13,254	10,349	22,840
Less: Reclassification adjustment for net realized gains recorded into net income gains recorded into net income	(37)	(256)	(10,099)	(663)
Income tax expense related to items of other comprehensive income comprehensive income	(2,207)	(4,621)	(89)	(7,898)
Other comprehensive income	4,044	8,377	161	14,279
Comprehensive income	$5,440	$9,945	$11,033	$47

Basic earnings (loss) per share	$0.07	$0.07	$0.51	$(0.67)
Diluted earnings (loss) per share	$0.06	$0.07	$0.50	$(0.67)

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

Weighted average basic shares outstanding	21,414,423	21,179,035	21,325,918	21,102,373
Weighted average diluted shares outstanding	22,027,281	21,734,789	21,886,547	21,102,373

See accompanying notes to unaudited condensed consolidated financial statements.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
		(As adjusted)
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$10,872	$(14,232)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of deferred policy acquisition costs	24,601	27,217
Policy acquisition costs deferred	(23,223)	(24,872)
Depreciation and amortization	7,837	6,427
Compensation cost on restricted shares of common stock	2,766	3,278
Compensation cost on stock options	389	514
Net realized gain on investments	(10,099)	(663)
Deferred income tax benefit	(452)	(4,267)
Changes in certain assets and liabilities:
Unpaid loss and loss adjustment expense	19,456	61,977
Federal income tax recoverable	7,391	(889)
Reinsurance recoverables, net of reinsurance withheld	(13,327)	(31,557)
Unearned premiums, net of deferred premiums and premiums receivable	1,059	(2,499)
Accrued investment income	512	791
Other assets and other liabilities	1,179	(4,003)
Net cash provided by operating activities	28,961	17,222

Cash flows from investing activities:
Purchases of investments	(251,662)	(112,796)
Sales of investments	191,100	74,758
Maturities and redemption of investments	59,289	41,581
Purchases of property and equipment	(978)	(1,296)
Net cash (used in) provided by investing activities	(2,251)	2,247

Cash flows from financing activities:
Proceeds from exercise of stock options	225	-
Stockholder dividends paid	(3,344)	(3,336)
Grant of restricted shares of common stock	2	5
Surrender of stock in connection with restricted stock vesting	(810)	(897)
Net cash used in financing activities	(3,927)	(4,228)

Net increase in cash and cash equivalents	22,783	15,241
Cash and cash equivalents at beginning of period	28,503	15,958
Cash and cash equivalents at end of period	$51,286	$31,199

Supplemental disclosures:
Interest paid on surplus notes	$408	$390
Federal income taxes paid	3,500	-
Federal income taxes recovered	7,018	4,470
Accrual for unsettled purchases of investments	1,988	6,309
Receivable from sale of investments	-	3,415

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) necessary to state fairly the financial information set forth therein. Results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

         b.    Earnings Per Share

The following table provides the reconciliation of basic and diluted weighted average shares outstanding used in calculating earnings per share for the three month and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Basic weighted average shares outstanding	21,414	21,179	21,326	21,102
Weighted average shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	613	556	561	–
Diluted weighted average shares outstanding	22,027	21,735	21,887	21,102

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of including certain shares issuable upon the exercise of outstanding stock options and the vesting of non-vested restricted stock was anti-dilutive for the three month and nine month periods ended September 30, 2012 and 2011. Therefore, such shares have been excluded from the calculation of diluted weighted average shares outstanding for these periods. The numbers of such shares excluded were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Shares issuable upon exercise of outstanding stock options and vesting of nonvested restricted stock	1,097	1,549	1,310	2,637

         c.     Stockholder Dividends

On August 7, 2012, the Company’s Board of Directors declared a quarterly dividend of $0.05 per common share. The dividend was paid on October 15, 2012 to stockholders of record on October 1, 2012. Any future determination to pay cash dividends on the Company’s common stock will be at the discretion of its Board of Directors and will be dependent on the Company’s earnings; financial condition; operating results; capital requirements; any contractual, regulatory or other restrictions on the payment of dividends by the Company’s subsidiaries; and other factors that the Company’s Board of Directors deems relevant. Pursuant to the terms of the Merger Agreement described in Note 3. Merger Agreement below, the Company has agreed not to declare, set aside, make or pay any dividend without the prior consent of Enstar. See Note 3 for additional disclosure regarding the Merger Agreement.

         d.    Other Significant Accounting Policies

For a more complete discussion of the Company’s significant accounting policies, please see Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2011 in Part II, Item 8 of the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 5, 2012.

         e.     Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an intangible asset is less than its carrying amount.  If such a determination is not reached, then performance of further impairment testing is not necessary. The new guidance is effective for annual and interim goodwill tests performed for fiscal years beginning after September 15, 2012.  However, early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

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

The effect of adoption of this new guidance on the condensed consolidated statement of operations and comprehensive income for the three month and nine month periods ended September 30, 2011 was as follows:

	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Three Months Ended September 30, 2011:
Underwriting, acquisition and insurance expenses	$18,261	$94	$18,355
Income tax expense	126	(33)	93
Net income	1,629	(61)	1,568
Basic earnings per share	0.08	(0.01)	0.07
Diluted earnings per share	0.07	0.00	0.07

Nine Months Ended September 30, 2011:
Underwriting, acquisition and insurance expenses	$56,003	$456	$56,459
Income tax expense (benefit)	(9,454)	(159)	(9,613)
Net income (loss)	(13,935)	(297)	(14,232)
Basic earnings (loss) per share	(0.66)	(0.01)	(0.67)
Diluted earnings (loss) per share	(0.66)	(0.01)	(0.67)

3.     Merger Agreement

On August 27, 2012, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Enstar Group Limited, a Bermuda exempted company (“Enstar”), and AML Acquisition, Corp., a Delaware corporation and wholly owned subsidiary of Enstar (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Enstar. At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time (other than shares held in the Company’s treasury, shares held by Enstar, Merger Sub or any of their or the Company’s respective subsidiaries and shares held by stockholders of the Company who properly exercise appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $11.11 in cash without interest.

The Merger is currently expected to close in the fourth quarter of 2012 or the first quarter of 2013.  Consummation of the Merger is subject to customary closing conditions, including (i) approvals by the Company’s stockholders at a special meeting scheduled to be held on November 19, 2012, (ii) receipt of antitrust and insurance regulatory approvals and (iii) the absence of any law, order or injunction prohibiting the Merger.  In addition, each party’s obligation to consummate the Merger is subject to (i) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers).  The Merger is not subject to any financing condition.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Merger Agreement contains customary representations and warranties of the Company, Enstar and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, governmental filings and approvals, public disclosures and similar matters.  In addition, the Company has agreed not to (i) solicit proposals relating to alternative business combination transactions and (ii) subject to certain exceptions, enter into discussions, or enter into any agreement concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

The Merger Agreement provides for certain termination rights of each of Enstar and the Company, including the Company’s right to terminate the Merger Agreement under certain circumstances to enter into a definitive agreement providing for a “Superior Proposal.” In addition, the Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, including by Enstar if the Company’s Board of Directors makes an “Adverse Recommendation Change” or by the Company if the Company enters into a definitive agreement providing for a “Superior Proposal,” the Company may be required to pay Enstar a termination fee of $7.5 million.

During the three months ended September 30, 2012, the Company recorded approximately $1.5 million pre-tax (approximately $1.3 million after-tax) of costs in connection with the proposed Merger, and during the nine months ended September 30, 2012, the Company recorded approximately $1.8 million pre-tax (approximately $1.4 million after-tax) of costs in connection with the proposed Merger.  These costs are included primarily in other expenses in the consolidated statements of operations and comprehensive income.  See Note 8. Contingencies for a description of the pending litigation related to the Merger.  See Part II, Item 1A. Risk Factors for additional risks and uncertainties related to the Merger.

4.     Investments

The consolidated cost or amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale at September 30, 2012 and December 31, 2011 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2012:
U.S. Treasury securities	$29,261	$1,613	$(1)	$30,873
Government sponsored agency securities	32,920	1,004	-	33,924
Corporate securities	182,368	8,958	(94)	191,232
Taxable municipal securities	24,467	1,936	-	26,403
Tax-exempt municipal securities	270,139	17,579	-	287,718
Mortgage pass-through securities	83,212	2,990	-	86,202
Collateralized mortgage obligations	8,166	56	(25)	8,197
Asset-backed securities	44,347	699	(10)	45,036
Total investment securities available for sale	$674,880	$34,835	$(130)	$709,585

December 31, 2011:
U.S. Treasury securities	$24,989	$1,579	$–	$26,568
Government sponsored agency securities	15,567	1,330	–	16,897
Corporate securities	144,503	8,109	(578)	152,034
Taxable municipal securities	22,622	1,573	–	24,195
Tax-exempt municipal securities	308,953	17,903	(1)	326,855
Mortgage pass-through securities	77,532	3,399	–	80,931
Collateralized mortgage obligations	14,546	168	(54)	14,660
Asset-backed securities	57,179	1,052	(25)	58,206
Total investment securities available for sale	$665,891	$35,113	$(658)	$700,346

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company regularly reviews its investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of its investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to amortized cost or cost, as appropriate, of the security; the length of time the security’s fair value has been below amortized cost or cost; the likelihood that the Company will be required to sell the security before recovery of its cost basis; objective information supporting recovery in a reasonable period of time; specific credit issues related to the issuer; and current economic conditions. The Company has the ability and intent to hold impaired investments to maturity or for a period of time sufficient for recovery of their carrying amount. For the three month and nine month periods ended September 30, 2012 and 2011, the Company recognized no other-than-temporary impairment losses related to investments in debt securities.

 The following table presents information about investment securities with unrealized losses at September 30, 2012:

	Less Than 12 Months		12 Months or More		Total
Investment Category	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss	Aggregate Fair Value	Aggregate Unrealized Loss
			(in thousands)
U.S. Treasury securities	$1,341	$(1)	$-	$-	$1,341	$(1)
Corporate securities	14,363	(94)	-	-	14,363	(94)
Collateralized mortgage obligations	3,209	(10)	262	(15)	3,471	(25)
Asset-backed securities	1,660	(2)	1,245	(8)	2,905	(10)
Total	$20,573	$(107)	$1,507	$(23)	$22,080	$(130)

The following table presents information regarding gross realized gains and losses resulting from the sale of investment securities in the three month and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Gross realized gains	$37	$281	$10,146	$1,113
Gross realized losses	-	(25)	(47)	(450)
Net realized gains	$37	$256	$10,099	$663

Proceeds	$7,168	$13,481	$191,100	$74,758

The related reclassification adjustments in other comprehensive income on the condensed consolidated statements of operations and comprehensive income were determined by specific identification.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had no direct sub-prime mortgage exposure in its investment portfolio as of September 30, 2012 and approximately $11.8 million of indirect exposure to sub-prime mortgages. The following table provides a breakdown of ratings on the bonds in the Company’s municipal portfolio as of September 30, 2012:

	Insured Bonds		Uninsured Bonds	Total Municipal Portfolio (1) Based On
Rating	Insured Ratings	Underlying Ratings	Ratings	Overall Ratings (2)	Underlying Ratings
	(in thousands)
AAA	$4,787	$4,787	$25,663	$30,449	$30,449
AA+	8,097	5,798	59,531	67,629	65,330
AA	10,316	11,001	68,503	78,819	79,504
AA-	26,732	23,325	42,962	69,694	66,287
A+	9,055	15,082	6,584	15,639	21,666
A	2,230	2,231	23,513	25,743	25,744
A-	2,017	1,010	6,032	8,049	7,042
BBB	-	-	3,010	3,010	3,010
Pre-refunded (3)	11,079	11,079	4,010	15,089	15,089
Total	$74,313	$74,313	$239,808	$314,121	$314,121
__________

(1)	Consists of $287.7 million of tax-exempt municipal bonds and $26.4 million of taxable municipal bonds.

(2)	Represents insured ratings on insured bonds and ratings on uninsured bonds.

(3)	These bonds have been pre-refunded by the issuer depositing highly rated government-issued securities into irrevocable trust funds established for payment of principal and interest.

As of September 30, 2012, the Company had no direct investments in any bond insurer, and the following bond insurer insured more than 10% of the municipal bond investments in the Company’s portfolio:

		Insurer Ratings		Average Underlying
Bond Insurer	Fair Value	S&P	Moody’s	Bond Rating
	(Millions)
National Public Finance Guarantee Corporationy	$34.0	BBB	Baa2	AA-

The Company does not expect a material impact to its investment portfolio or financial position as a result of the problems currently facing monoline bond insurers.

The amortized cost and estimated fair value of fixed income securities available for sale at September 30, 2012, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Maturity
Due in one year or less	$37,665	$38,052
Due after one year through five years	203,975	212,153
Due after five years through ten years	275,727	296,701
Due after ten years	21,788	23,244
Securities not due at a single maturity date	135,725	139,435
Total fixed income securities	$674,880	$709,585

The consolidated amortized cost of investment securities available for sale deposited with various regulatory authorities at September 30, 2012 was $305.4 million.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Premiums

Direct premiums written totaled $57.8 million and $55.9 million for the three month periods ended September 30, 2012 and 2011, respectively, and $192.7 million and $191.7 million for the nine month periods then ended, respectively.

Premiums receivable consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Current:
Premiums receivable	$17,508	$19,362
Allowance for doubtful accounts	(1,170)	(1,030)
Premiums receivable, net of allowance	$16,338	$18,332

	September 30, 2012	December 31, 2011
	(in thousands)
Deferred:
Premiums receivable	$139,328	$142,713
Allowance for doubtful accounts	(227)	(227)
Premiums receivable, net of allowance	$139,101	$142,486

6.     Reinsurance

Under reinsurance agreements, the Company cedes various amounts of risk to nonaffiliated insurance companies for the purpose of limiting the maximum potential loss arising from the underlying insurance risks. These reinsurance treaties do not relieve the Company from its obligations to policyholders.

On October 1, 2012, the Company extended the reinsurance agreements with nonaffiliated reinsurers that it entered into on October 1, 2011, wherein it retains the first $0.5 million of each loss occurrence. The next $0.5 million of losses per occurrence (excess of the first $0.5 million of losses per occurrence retained by the Company) are 50% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $75.0 million per loss occurrence, subject to various deductibles, limitations and exclusions as more fully described in the treaties. The extended reinsurance program is effective through March 31, 2013, except that two reinsurers have extended their participation only through the earlier of the closing date of the Merger and December 31, 2012. The combined participation of these two reinsurers in the reinsurance layers is set forth below:

Reinsurance Layer	Combined Participation
$1.0 million in excess of $1.0 million	7.5%
$3.0 million in excess of $2.0 million	22.0%
$5.0 million in excess of $5.0 million	27.5%

If these reinsurers do not continue their participation after the closing of the Merger or December 31, 2012 and if the Company is unable to replace the coverage, the Company’s maximum retained loss on a $10.0 million occurrence would increase from $750,000 to $2,860,000.

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

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Unpaid Loss and Loss Adjustment Expenses

The following table summarizes the activity in unpaid loss and loss adjustment expense for the three month and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Beginning balance:
Unpaid loss and loss adjustment expense	$527,086	$490,929	$518,044	$440,919
Reinsurance recoverable	(106,824)	(80,093)	(93,710)	(56,350)
Net balance, beginning of period	420,262	410,836	424,334	384,569
Incurred related to:
Current period	46,945	46,354	134,622	133,921
Prior periods	(413)	2,282	(1,411)	30,638
Total incurred	46,532	48,636	133,211	164,559
Paid related to:
Current period	(10,515)	(13,579)	(20,733)	(26,962)
Prior periods	(30,475)	(31,271)	(111,008)	(107,544)
Total paid	(40,990)	(44,850)	(131,741)	(134,506)
Net balance, end of period	425,804	414,622	425,804	414,622
Reinsurance recoverable	111,696	88,274	111,696	88,274
Unpaid loss and loss adjustment expense	$537,500	$502,896	$537,500	$502,896

As a result of changes in estimates of insured events in prior periods, unpaid loss and loss adjustment expenses decreased by a net amount of approximately $0.4 million in the three months ended September 30, 2012 and approximately $1.4 million in the nine months then ended. The favorable development in the third quarter of 2012 included an increase in direct loss reserves of approximately $0.4 million, which was offset by approximately $0.8 million of net favorable development of other amounts such as unallocated loss adjustment expense (“ULAE”), loss based assessments and losses assumed from National Council on Compensation Insurance (“NCCI”) residual market pools.

8.     Contingencies

a.   SBIC is subject to guaranty fund and other assessments by the states in which it writes business. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment or in the case of premium-based assessments, at the time the premiums are written, or in the case of loss-based assessments, at the time the losses are incurred. As of September 30, 2012, SBIC had a liability for guaranty fund and other assessments of $7.4 million and a guaranty fund receivable of $6.1 million, which are reported as accrued expenses and other liabilities and other assets, respectively, in the accompanying condensed consolidated balance sheets. These amounts represent management’s best estimate based on information received from the states in which it writes business and may change due to many factors, including the Company’s share of the ultimate cost of current and future insolvencies. The majority of assessments are paid out in the year following the year in which the premium is written or the losses are paid.  Guaranty fund receivables and other surcharge items are generally realized by a charge to new and renewing policyholders in the year following the year in which the related assessments were paid.

b.   The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

c.   On April 17, 2012, the Company was notified by the Internal Revenue Service that it had commenced a routine examination of the consolidated federal income tax return of SeaBright Holdings, Inc. and Subsidiaries for the years ended December 31, 2010 and 2008. Management believes the outcome of this examination will not have a material adverse effect on the Company’s consolidated financial positions or results of operations. The Company is in the process of gathering and providing information in response to this examination.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

d.   On July 3, 2012, the Illinois Department of Insurance (the “DOI”) announced that it had entered an Agreed Order of Rehabilitation against Lumbermens Mutual Casualty Company (“LMC”) and an affiliated company, American Manufacturers Mutual Insurance Company. The companies had previously commenced a voluntary run-off plan in 2003 and had been operating under a run-off plan filed with and approved by the DOI since 2004. Under Illinois law, the DOI’s Director was appointed statutory rehabilitator of both companies involved. This restructuring, or run-off, involves taking over the affairs of a company but no longer taking on new obligations or issuing new or renewing policies. The Director is vested with title to the company’s property, assets, rights of action or lawsuits, books, records and premises. The Company is unable to predict what impact this Order of Rehabilitation might have on its business dealings with LMC, which include primarily an adverse development cover and related collateralized reinsurance trust, a claims administration services agreement and an administrative services agreement.

e.   On September 13, 2012, a purported stockholder in the Company, Mitchell Daks, filed a lawsuit in the Superior Court of the State of Washington in and for the County of King against the Company, the members of the Company’s Board of Directors, and Merger Sub. On October 5, 2012, the plaintiff filed an amended complaint, along with a motion to expedite discovery and for a briefing and hearing schedule on the plaintiff’s anticipated motion for a temporary injunction. The amended complaint, which purports to be brought as a class action on behalf of all of the Company’s stockholders (except the defendants and their affiliates), alleges, among other things, that (1) the members of the board of directors breached their fiduciary duties to stockholders by failing to take steps to maximize the value of the Company, failing to properly value the Company, and ignoring or failing to protect against conflicts of interest, (2) the members of the board of directors also breached their fiduciary duties to stockholders by making materially inadequate disclosures and material disclosure omissions with regard to the merger, and (3) the Company and Merger Sub aided and abetted these alleged breaches of fiduciary duties by the Company’s directors. The amended complaint seeks to enjoin consummation of the merger, or, in the event the merger is completed, seeks to rescind the merger or recover money damages on behalf of the Company’s stockholders caused by alleged breaches of fiduciary duties. On October 11, 2012, the Company and John G. Pasqualetto, two of the defendants, filed an opposition to plaintiff’s motion for expedited discovery and for a briefing and hearing schedule on the plaintiff’s anticipated motion for a temporary injunction. On October 12, 2012, the plaintiff filed a reply. The motion remains pending.

On September 20, 2012, a purported stockholder in the Company, Craig Lochner, filed a lawsuit in the Court of Chancery for the State of Delaware against the Company, the members of the Company’s Board of Directors, Enstar and Merger Sub. The complaint, which purports to be brought as a class action on behalf of all of the Company’s stockholders (except the defendants and their affiliates, immediate families, legal representatives, heirs, successors or assigns and any entity in which defendants have or had a controlling interest), alleges, among other things, that (1) the members of the board of directors violated their fiduciary duties because they failed to take steps to maximize the value of the Company to its public stockholders and took steps to avoid competitive bidding and they failed to properly value the Company, and (2) the Company, Enstar and Merger Sub aided and abetted these alleged breaches of fiduciary duties by the Company’s directors. The complaint seeks to enjoin the consummation of the merger, or in the event the merger is completed, seeks to rescind the merger or recover money damages on behalf of the Company’s stockholders caused by alleged breaches of fiduciary duties. On September 26, 2012, the Company and the director defendants filed an answer to the complaint and a motion for judgment on the pleadings.

The Company and the Board of Directors believe that the claims in these actions are without merit and intend to defend against them vigorously.

9.     Share-Based Payment Arrangements

At September 30, 2012, the Company had outstanding stock options and nonvested restricted stock granted according to the terms of two equity incentive plans. The stockholders and Board of Directors approved the 2003 Stock Option Plan (the “2003 Plan”) in September 2003, and amended and restated the 2003 Plan in February 2004 and April 2008, and approved the 2005 Long-Term Equity Incentive Plan (the “2005 Plan” and, together with the 2003 Plan, the “Stock Option Plans”) in December 2004, and amended and restated the 2005 Plan in April 2007, May 2010 and April 2012.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 30, 2012, the Company reserved 776,458 shares of common stock for issuance under the 2003 Plan, of which options to purchase 479,946 shares had been granted, and 3,952,105 shares for issuance under the 2005 Plan, of which 3,222,219 shares had been granted. In January 2006, the Compensation Committee of the Board of Directors terminated the ability to grant future stock options awards under the 2003 Plan. Under the terms of the Merger Agreement described in Note 3. Merger Agreement above, no further awards will be granted under the Stock Option Plans prior to the closing of the Merger or termination of the Merger Agreement without the approval of Enstar.  The Company will terminate the Stock Options Plans and outstanding unvested awards will become fully vested at the effective time of the Merger.

a.      Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Shares Subject to Options	Weighted Average Exer- cise Price per Share	Weighted Average Re- maining Con- tractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	1,474,040	$10.94	5.1	$404
Granted	43,838	8.49	−	−
Forfeited	(5,812)	9.75	−	−
Exercised	(27,226)	8.27	−	−
Cancelled	(24,222)	13.88	−	−
Outstanding at September 30, 2012	1,460,618	10.88	4.5	2,155

Exercisable at September 30, 2012	1,190,217	11.08	3.7	1,881

The September 30, 2012 aggregate intrinsic values in the table above are based on the Company’s closing stock price of $11.00 on September 28, 2012. Proceeds from the exercise of stock options during the quarter ended September 30, 2012 totaled approximately $200,000.

As of September 30, 2012, there was approximately $0.7 million of total unrecognized compensation cost related to stock options granted under the 2005 Plan. In the normal course, that cost would be expected to be recognized over a weighted-average period of approximately 2.1 years, but is subject to acceleration upon closing of the Merger. At the effective time of the Merger described in Note 3. Merger Agreement above, each outstanding option to purchase shares of the common stock of the Company granted under the Stock Option Plans that is outstanding and unexercised, whether or not vested or exercisable, will become fully vested and exercisable.  In addition, at the effective time of the Merger, the Company will cancel each outstanding and unexercised stock option granted under the Stock Option Plans, and each holder of an applicable option will receive a per share amount in cash equal to the excess, if any, of the per share merger consideration over the applicable per share exercise price of such stock option, less any applicable withholding taxes.

        b.     Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,160,556	$10.15
Granted	204,576	8.86
Vested	(332,480)	10.38
Forfeited	(9,750)	8.97
Outstanding at September 30, 2012	1,022,902	9.83

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2012, the Company granted, for the first time, shares of performance-based restricted stock to certain executives of the Company. These performance-based shares, which totaled 145,715, were issued under the 2005 Plan and will vest in varying amounts if the Company’s tangible book value per share, adjusted to exclude unrealized gains and losses and adjusted for dividends and share repurchases, as of December 31, 2012, equals or exceeds certain levels of improvement. The number of shares granted was based upon achievement of the target level of improvement, at which 100% will vest. The actual level of achievement of the performance-based goal was to be determined using the Company’s consolidated GAAP financial statements as of and for the year ending December 31, 2012, ranging from 50% of target at the threshold level to 200% of target at the maximum improvement level. If the threshold level of improvement is not achieved, all performance-based awards would be forfeited. Any shares that are earned through achievement of the performance-based goal were to vest in three equal installments on the following dates: the date in early 2013 on which the Company publicly releases its results for fiscal year 2012; December 31, 2013; and December 31, 2014. Grantees must remain employed in good standing by the Company at the vesting dates in order to receive the vested shares. Because the Company’s restricted stock awards do not qualify as liability awards under the FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, they are accounted for as equity awards.

As of September 30, 2012, there was approximately $4.4 million of total unrecognized compensation cost related to restricted stock granted under the 2005 Plan. In the normal course, that cost would be expected to be recognized over a weighted-average period of approximately 1.7 years, but is subject to acceleration upon closing of the Merger. At the effective time of the Merger, each issued and outstanding share of restricted stock of the Company will be canceled and converted automatically into the right to receive the per share merger consideration, less any applicable withholding taxes.

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

The following table summarizes RSU activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2011	−	$	−
Granted	51,000		8.31
Vested	−		−
Forfeited	500		8.89
Outstanding at September 30, 2012	50,500		$11.11

As of September 30, 2012, there was approximately $0.5 million of total unrecognized compensation cost (based on per share merger consideration of $11.11 per share) related to RSUs granted under the 2005 Plan. In the normal course, that cost would be expected to be recognized over a weighted-average period of approximately 2.6 years, but is subject to acceleration upon closing of the Merger. At the effective time of the Merger, each RSU that is outstanding, whether or not vested, will be cancelled and converted automatically into the right to receive the per share merger consideration, less any applicable withholding taxes.

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        d.    Stock-Based Compensation

Total stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations and comprehensive income for the three month and nine month periods ended September 30, 2012 and 2011 is shown in the following table. No stock-based compensation cost was capitalized during the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation expense related to:
Nonvested restricted stock	$910	$857	$2,684	$3,278
Restricted stock units	54	-	82	-
Stock options	116	163	389	514
Total	$1,080	$1,020	$3,155	$3,792

Total related tax benefit	$357	$320	$1,030	$1,208

10.  Fair Values of Assets and Liabilities

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

•
Investment securities:   The Company measures and reports its financial assets and liabilities, including investment securities, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.  The estimated fair values for available-for-sale securities are generally based on quoted market prices for securities traded in the public marketplace. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity. Additional information with respect to fair values of the Company’s investment securities is disclosed in Note 4.

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

SEABRIGHT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.  As of September 30, 2012, the Company had no Level 3 financial assets or liabilities.

The tables below present the September 30, 2012 and December 31, 2011 balances of assets and liabilities measured at fair value on a recurring basis.

September 30, 2012:

	Total	Level 1	Level 2		Level 3
	(In thousands)
U.S. Treasury securities	$30,873	$30,873	$	−	$	−
Government sponsored agency securities	33,924	−		33,924		−
Corporate securities	191,232	−		191,232		−
Taxable municipal securities	26,403	−		26,403		−
Tax-exempt municipal securities	287,718	−		287,718		−
Mortgage pass-through securities	86,202	−		86,202		−
Collateralized mortgage obligations	8,197	−		8,197		−
Asset-backed securities	45,036	−		45,036		−
Total	$709,585	$30,873		$678,712	$	−

December 31, 2011:

	Total	Level 1	Level 2		Level 3
	(In thousands)
U.S. Treasury securities	$26,568	$26,568	$	−	$	−
Government sponsored agency securities	16,897	−		16,897		−
Corporate securities	152,034	−		152,034		−
Taxable municipal securities	24,195			24,195
Tax-exempt municipal securities	326,855	−		326,855		−
Mortgage pass-through securities	80,931	−		80,931		−
Collateralized mortgage obligations	14,660	−		14,660		−
Asset-backed securities	58,206	−		58,206		−
Total	$700,346	$26,568		$673,778	$	−

At September 30, 2012 and December 31, 2011, there were no liabilities measured at fair value on a recurring basis.

Active markets are those in which transactions occur with sufficient frequency and volume to provide reliable pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly. When the market for an investment is judged to be inactive, appropriate adjustments must be made to observable inputs to account for such inactivity. As of September 30, 2012, the Company’s investment portfolio consisted of securities that it considered to be traded in active markets. Therefore, no adjustment for market inactivity or illiquidity was necessary. There were no transfers between levels during the three months and nine months ended September 30, 2012.

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

The Company holds a limited amount ($21.7 million at September 30, 2012) of privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based in part on market information regarding interest rates, credit spreads and liquidity. The pricing matrix begins with current U.S. Treasury rates and uses credit spreads received from third-party sources to estimate fair value. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As some of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

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

Some of the statements in this Item 2 and elsewhere in this quarterly report may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements, both with respect to us specifically and the insurance sector in general, and include statements about our expectations for future periods with respect to completion of the Merger, our adverse development cover with Lumbermens Mutual Casualty Company (“LMC”) and our capital needs. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	potential failure to complete the pending Merger with Enstar;

•	the incurrence of substantial transaction and merger-related costs in connection with the Merger;

•
greater frequency or severity of claims and loss activity, including as a result of catastrophic events, than our underwriting, reserving or investment practices anticipate based on historical experience or industry data;

•	changes in the U.S. economy and workforce levels, including the length of the economic recovery;

•	our dependence on a concentrated geographic market;

•	changes in the availability, cost or quality of reinsurance and the failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our subsidiaries, brokers or customers;

•
uncertainty about the effect of rules and regulations to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act on us and the economy and the financial services sector in particular;

•	potential downgrades in our rating or changes in rating agency policies or practices;

•	ineffectiveness or obsolescence of our business strategy due to changes in current or future market conditions;

•	unexpected issues relating to claims or coverage and changes in legal theories of liability under our insurance policies;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	developments in financial and capital markets that adversely affect the performance of our investments;

•	loss of the services of any of our executive officers or other key personnel;

•	our inability to raise capital in the future;

•	our status as an insurance holding company with no direct operations;

•	our reliance on independent insurance brokers;

•	increased assessments or other surcharges by states in which we write policies;

•	our potential exposure to losses if LMC were to be placed into receivership or the potential loss of our rights to fee income from and protective arrangements with LMC;

•	the effects of mergers, acquisitions and divestitures that we may undertake;

•	failure of our customers to pay additional premium under our retrospectively rated policies;

•	the effects of acts of terrorism or war;

•	cyclical changes in the insurance industry;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation and other factors.

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

Additional information concerning these and other factors is contained in our SEC filings, including, but not limited to, our 2011 Annual Report on Form 10-K. See Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for additional risks and uncertainties related to the pending merger with Enstar. If we consummate the Merger, we will become a wholly-owned subsidiary of Enstar. Accordingly, the remainder of the discussion in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section, which assumes we remain a standalone business, should be read with the understanding that should the Merger be completed, Enstar will control the conduct of our business.

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

If we fail to accurately assess our future claims costs, our loss reserves may be inadequate to cover our actual losses. As discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations  –  Critical Accounting Policies, Estimates and Judgments – Unpaid Loss and Loss Adjustment Expenses” in our 2011 Annual Report on Form 10-K, there are many variables that can impact the adequacy of our loss and loss adjustment expense liabilities and we continually refine our loss reserve estimates. Quarterly, management determines what, if any, adjustments to prior accident years’ loss reserves are necessary after considering the results of actuarial studies performed by internal and/or consulting actuaries; the impact of recent operational initiatives on our claims costs and loss reserves; discussions with key executives in Underwriting, Claims, and other relevant functional areas; changing environmental conditions; and other factors. In response to the factors described in the preceding paragraph, we strengthened our loss reserves for prior accident years by $31.4 million in 2011.  We may ultimately conclude that our current estimate of loss reserves is inadequate, if the negative claim trends experienced over the last several years described above continue or worsen. Future adverse development could require us to increase our loss reserves, which could have a material adverse effect on our earnings and financial position in the periods in which such increases are made.

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

On August 27, 2012, we entered into an agreement and plan of merger (the “Merger Agreement”) with Enstar Group Limited, a Bermuda corporation (“Enstar”), and AML Acquisition, Corp., a Delaware corporation and wholly owned subsidiary of Enstar (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Merger Sub (the “Merger”) with SeaBright surviving the Merger as a wholly owned subsidiary of Enstar.  At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares held in our treasury, shares held by Enstar, Merger Sub or any of their or our respective subsidiaries and shares held by stockholders who properly exercise appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $11.11 in cash without interest.  The Merger is currently expected to close in the fourth quarter of 2012 or the first quarter of 2013.  Consummation of the Merger is subject to customary closing conditions, including (i) approvals by the Company’s stockholders at a special meeting scheduled to be held on November 19, 2012, (ii) receipt of antitrust and insurance regulatory approvals and (iii) the absence of any law, order or injunction prohibiting the Merger.

For additional information on the Merger Agreement, please refer to the Current Report on Form 8-K filed by us with the SEC on August 28, 2012 and the Definitive Proxy Statement on Schedule 14A filed by us with the SEC on October 16, 2012.

During the three months ended September 30, 2012, we recorded approximately $1.5 million pre-tax (approximately $1.3 million after-tax) of costs in connection with the proposed Merger, and during the nine months ended September 30, 2012, we recorded approximately $1.8 million pre-tax (approximately $1.4 million after-tax) of costs in connection with the proposed Merger.  These costs are included in other expenses in the consolidated statements of operations and comprehensive income.

Results of Operations

Three Months and Nine Months Ended September 30, 2012 and 2011

Gross Premiums Written.  Gross premiums written consists of direct premiums written and premiums assumed from the NCCI residual market pools. The number of customers we service, in-force payrolls and in-force premiums represent some of the factors we consider when analyzing gross premiums written.

Gross premiums written for the three months ended September 30, 2012 totaled $58.7 million, an increase of $1.9 million, or 3.3%, from $56.8 million of gross premiums written in the same period of 2011. Gross premiums written for the nine months ended September 30, 2012 totaled $192.3 million, a decrease of $1.8 million, or 0.9%, from $194.1 million of gross premiums written in the same period of 2011.

Our “core” product lines contributed $42.0 million, or 71.6%, of the total gross premiums written for the three months ended September 30, 2012 compared to $33.0 million, or 58.1%, in the same period of 2011. The increase in our core product lines was partially offset by a net $5.6 million decrease in our “Program Business,” which contributed $14.8 million of gross premiums written for the quarter ended September 30, 2012. Our Program Business includes alternative markets and small maritime and small energy programs. For the nine months ended September 30, 2012, our core product lines contributed $137.1 million, or 71.3%, of gross premiums written in the period, as compared to $128.0 million or 66.0% of gross premiums written in the same period in 2011. Our Program Business contributed $53.4 million, or 27.8%, of gross premiums written in the nine months ended September 30, 2012, a decrease of $9.1 million from the $62.5 million of gross premiums written in the same period in 2011.

The increase in written premiums from our core product lines was driven primarily by increased business in the healthcare, oil and gas, and manufacturing industries. The decrease in written premiums from our Program Business was driven primarily by our exit from the agriculture industry.

Excluding work we perform as the servicing carrier for the Washington State USL&H Compensation Act Assigned Risk Plan (the “Washington USL&H Plan”), the total number of customers we serviced decreased from approximately 1,560 at September 30, 2011 to approximately 1,390 at September 30, 2012. The majority of the customer decrease was in our core business, which was partially offset by an increase of approximately 30 customers in our Program Business. By design, our Program Business will have a larger number of customers with a smaller average premium size than our core book of business. Our average premium size at September 30, 2012 was approximately $304,000 in our core business and approximately $84,000 in our Program Business, compared to approximately $256,000 in our core business and approximately $105,000 in our Program Business one year earlier.

Total in-force payrolls, a factor used in determining premiums charged, increased 1.5% from $6.6 billion at September 30, 2011 to $6.7 billion a year later. California continues to be our largest market, accounting for approximately $87.7 million, or 35.8%, of our in-force premiums at September 30, 2012. This represents a decrease of $55.2 million, or 38.6%, from approximately $142.9 million, or 50.6% of total in-force premiums in California at September 30, 2011.

Premiums assumed from the NCCI residual market pools for the three months ended September 30, 2012 totaled $0.9 million, which was essentially flat compared with the same period in 2011. For the nine months ended September 30, 2012, assumed premiums decreased $2.8 million, or 116.7%, to ($0.4) million from $2.4 million for the same period in 2011. The decrease for the nine months ended September 30, 2012 was primarily the result of true-ups of our actuarial estimates for prior policy years based on current NCCI data and reapportionment figures. The balance of our gross premiums written (consisting of Washington USL&H Plan, general liability and other miscellaneous amounts) for the three month and nine month periods ended September 30, 2012 totaled $1.0 million and $2.2 million, respectively, compared to $2.4 million and $1.2 million, respectively, in the same periods in 2011.

Net Premiums Written.  Net premiums written totaled $51.6 million for the three months ended September 30, 2012 compared to $46.6 million in the same period in 2011, representing an increase of $5.0 million, or 10.7%. For the nine months ended September 30, 2012, net premiums written totaled $175.5 million, an increase of $11.2 million, or 6.8%, from $164.3 million in the same period of 2011. The increase in net premiums written was primarily attributable to a decrease in ceded premiums written of $13.0 million for the nine months ended September 30, 2012 as a result of a lower ceding rate in our excess of loss reinsurance program that renewed in October 2011. Our ceding rate decreased by approximately 47% as a result of raising the attachment point from $0.25 million to $0.5 million and reducing maximum coverage from $100.0 million to $75.0 million. This decrease in ceded premiums was partially offset by the $1.8 million decrease for the nine months ended September 30, 2012 in gross premiums written.

In connection with the extension of our reinsurance program through March 31, 2013, the ceding rate on the $0.5 million in excess of $0.5 million layer increased by 25%, effective back to the October 1, 2011 inception date of the program. This coverage is more in line with historical levels. Two reinsurers have extended their participation only through the earlier of the closing date of the Merger and December 31, 2012. See Note 6 in Part I, Item 1 for a discussion of the extension of our October 1, 2011 reinsurance program through various dates.

Net Premiums Earned.  Net premiums earned totaled $63.3 million for the three months ended September 30, 2012 compared to $64.0 million for the same period in 2011, representing a decrease of $0.7 million, or 1.1%. For the nine months ended September 30, 2012, net premiums earned totaled $179.0 million, a decrease of $3.8 million, or 2.1%, from $182.8 million in the same period of 2011. We record the entire annual policy premium as unearned premium when written and earn the premium over the life of the policy, which is generally twelve months. Consequently, the amount of premiums earned in any given year depends on when during the current or prior year the underlying policies were written and the actual reported payroll of the underlying policies. Our direct premiums earned totaled $69.9 million for the three months ended September 30, 2012, a decrease of $3.4 million, or 4.6%, from $73.3 million for the same period in 2011. Our direct premiums earned totaled $196.3 million for the nine months ended September 30, 2012, a decrease of $13.5 million, or 6.4%, from $209.8 million for the same period in 2011.

The following is a summary of our top five markets based on direct premiums earned:

	Nine Months Ended September 30,
	2012		2011
	Direct Premiums Earned	%	Direct Premiums Earned	%
	($ in thousands)
California	$79,582	40.5%	$104,372	49.8%
Louisiana	20,570	10.5	19,174	9.1
Texas	12,273	6.3	12,093	5.8
Alaska	10,147	5.2	11,945	5.7
Washington	8,123	4.1	8,134	3.9
Total	$130,695	66.6%	$155,718	74.3%

Net premiums earned are also affected by premiums ceded under reinsurance agreements. Ceded premiums earned for the three months ended September 30, 2012 totaled $7.9 million compared to $10.6 million for the same period in 2011, representing a decrease of $2.7 million, or 25.5%. Ceded premiums earned for the nine months ended September 30, 2012 totaled $17.0 million compared to $29.9 million for the same period in 2011, representing a decrease of $12.9 million, or 43.1%. This decrease was primarily attributable to lower ceding rates under our October 2011 reinsurance program. The decrease in ceded premiums earned was offset by a decrease in premiums assumed from the NCCI for residual market business. Assumed premiums earned decreased $3.2 million from $2.9 million for the nine months ended September 30, 2011 to ($0.3) million in the same period in 2012. This decrease was primarily due to true-ups of our actuarial estimates for prior policy years based on current NCCI data and reapportionment figures.

Net Investment Income.  Net investment income was $4.4 million for the three months ended September 30, 2012 compared to $5.2 million for the same period in 2011, representing a decrease of $0.8 million, or 15.2%.  Net investment income was $13.8 million for the nine months ended September 30, 2012, compared to $15.8 million for the same period in 2011, representing a decrease of $2.0 million, or 12.7%. Average invested assets were $755.5 million for the three months ended September 30, 2012, an increase of $45.1 million, or 6.3%, from $710.4 million for the same period in 2011.  For the nine months ended September 30, 2012, average invested assets increased $39.9 million, or 5.7%, from $705.0 million in 2011 to $744.9 million in 2012.  Our yield on average invested assets decreased from approximately 2.9% for the three months ended September 30, 2011 to approximately 2.3% for the same period in 2012, driven mainly by reduced reinvestment rates and sales of higher-yielding investment securities. For the nine months ended September 30, 2012, our yield on average invested assets was 2.5% compared to approximately 3.0% for the same period in 2011.

Net Realized Gains.  Net realized gains totaled $37,000 for the three months ended September 30, 2012 compared to $0.3 million for the same period in 2011. For the nine months ended September 30, 2012, net realized gains totaled $10.1 million compared to $0.7 million in the same period of 2011. The increase in net realized gains for the nine months ended September 30, 2012 resulted from the sale of investment securities in order to reduce exposure to interest rate risk and realize our tax capital loss carry forwards. The majority of proceeds from these sales were reinvested in taxable securities in a continuing effort to shorten the overall portfolio duration and reduce the municipal exposure.

Other Income.  Other income totaled $1.1 million for the three months ended September 30, 2012 compared to $1.0 million for the same period in 2011, representing an increase of $0.1 million, or 7.4%. For the nine months ended September 30, 2012, other income totaled $3.0 million compared to $3.3 million in the same period of 2011, representing a decrease of $0.3 million, or 10.0%. Other income is derived primarily from the operations of PointSure, our wholesale insurance broker, and PMCS, our provider of medical bill review, utilization review, nurse case management and related services.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses totaled $46.5 million for the three months ended September 30, 2012 compared to $48.6 million for the same period in 2011, representing a decrease of $2.1 million, or 4.3%.  For the nine months ended September 30, 2012, loss and loss adjustment expenses totaled $133.2 million, compared to $164.6 million for the same period in 2011, representing a decrease of $31.3 million, or 19.0%. Our net loss ratio, which is calculated by dividing loss and loss adjustment expenses less claims service income by premiums earned, for the three months ended September 30, 2012 was 72.8% compared to 75.5% for the same period in 2011.  Our net loss ratio for the nine months ended September 30, 2012 was 73.9% compared to 89.5% for the same period in 2011. The decrease in our net loss ratio for the three months ended September 30, 2012 was primarily attributable to $0.4 million of favorable development of prior accident years’ loss reserves recorded in the three months ended September 30, 2012 compared with $2.8 million of net adverse development in the three months ended September 30, 2011. Net favorable development of prior years’ reserves in the nine months ended September 30, 2012 totaled $1.4 million compared to $31.2 million adverse development in the same period of 2011.

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

Accident year 2012 is incomplete, as only nine months of the year have been earned as of September 30, 2012.  An ELR was established for each jurisdiction and type of loss (indemnity, medical, ALAE) and was multiplied by the booked accident year earned premium to produce the ultimate losses to date. The ELR selections are reviewed quarterly with each internal reserve study. Given the short experience period for the current accident year, the ELRs are usually maintained at least through the first 12 months of the accident year and revised thereafter as the underlying data matures. The net ELR used in the first nine months of 2012 was 65.0%, compared to 62.5% used for the 2011 accident year in the same period last year. The 2011 net ELR was subsequently increased to 65.0% in the fourth quarter of 2011, after reviewing the year-to-date results for the 2011 accident year and considering the adverse development in recent accident years. The 2012 accident year ELR takes into consideration the following factors, among others: the development of recent accident years, the impact of recent rate increases, and provisions of the excess-of-loss reinsurance treaty that we entered into on October 1, 2011.

For prior accident years, the net ultimate loss estimates at September 30, 2012 were lower when compared to June 30, 2012 and resulted in a net decrease of $0.4 million in our loss reserves in the third quarter of 2012, compared to a net increase of $2.8 million recorded in the same period of last year. Adverse development of prior year direct loss reserves totaled $0.4 million and was offset by $0.8 million of net favorable development of other amounts such as ULAE, loss based assessments and losses assumed from the NCCI pools. In the three months ended September 30, 2011, we increased our loss reserves by a net amount of $2.3 million. Adverse development of prior year direct loss reserves totaled $3.0 million and related to accident year 2010. This adverse development was partially offset by $0.2 million of net favorable development of ULAE, loss based assessments and NCCI pool reserves and a reinsurance commutation gain of $0.5 million.

As of September 30, 2012, we had recorded a receivable of approximately $3.1 million for KEIC loss development under the adverse development cover we entered into with LMC on September 30, 2003, the date we acquired KEIC from LMC.  This receivable is reported as other assets in the accompanying condensed consolidated balance sheets. At September 30, 2012, we had access to approximately $3.1 million under the related collateralized reinsurance trust in the event that LMC fails to satisfy its obligations under the adverse development cover. December 31, 2011 was the date as of which the parties are to settle amounts due under the adverse development cover. We are currently working through the final settlement of the receivable from LMC. For an update regarding the status of LMC, see the discussion under Note 8.d., “Contingencies” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Underwriting, Acquisition and Insurance Expenses.  Underwriting expenses totaled $17.7 million for the three months ended September 30, 2012, compared to $18.4 million for the same period in 2011, representing a decrease of $0.7 million, or 3.7%.  For the nine months ended September 30, 2012, underwriting expenses totaled $51.3 million, a decrease of $5.2 million, or 9.1%, from $56.5 million in the same period of 2011. Our net underwriting expense ratio, which is calculated by dividing underwriting, acquisition and insurance expenses by premiums earned, for the three months ended September 30, 2012 was 27.9%, compared to 28.7% for the same period in 2011. For the nine months ended September 30, 2012, our net underwriting expense ratio was 28.7%, compared to 30.9% in the same period of 2011. The primary driver of the decreases in underwriting expenses was a reduction in commission expense, of which approximately $1.0 million resulted from true-ups of our actuarial estimates of commissions assumed from the NCCI pools for prior policy years. Direct commission expense for the nine months ended September 30, 2012 decreased approximately $2.5 million from the same period in 2011 due to a change in product mix and lower commission rates.

Revenue from the work we perform as the servicing carrier for the Washington USL&H Plan totaled approximately $0.3 million in the three months ended September 30, 2012, and approximately $1.0 million in the nine months then ended and is netted against our underwriting, acquisition and insurance expenses. The current servicing carrier contract expires at the end of this year. We had previously been awarded the servicing carrier contract for the five-year contract period beginning January 1, 2013. However, in light of our pending merger with Enstar, that contract has now been awarded to another insurance company. Although we will continue to receive claims handling fees for claims incurred through December 31, 2012, the total amount of servicing carrier income we receive after December 31, 2012 will be reduced significantly.

Interest Expense.  Interest expense related to the surplus notes issued by our insurance subsidiary in May 2004 totaled $137,000 for the three months ended September 30, 2012, compared to $131,000 for the same period in 2011, representing an increase of $6,000, or 4.6%. For the nine months ended September 30, 2012, interest expense totaled $409,000, an increase of $19,000, or 4.9%, from $390,000 in the same period of 2011. The surplus notes interest rate, which is calculated at the beginning of each interest payment period using the 3-month LIBOR plus 400 basis points, was 4.4% at September 30, 2012 as compared to 4.3% at September 30, 2011.

Other Expenses. Other expenses totaled $3.3 million for the three months ended September 30, 2012 compared to $2.0 million for the same period in 2011, representing an increase of $1.3 million, or 66.0%. For the nine months ended September 30, 2012, other expenses totaled $7.8 million compared to $6.1 million in the same period of 2011. Other expenses result primarily from the operations of PointSure and PMCS, which together accounted for approximately $2.0 million and $5.3 million of expenses for the three months and nine months ended September 30, 2012, respectively, compared to approximately $1.5 million and $4.9 million for the same periods in 2011, respectively. Other expenses also included approximately $1.5 million and $1.8 million of expenses for the three months and nine months ended September 30, 2012, respectively, related to the pending merger with Enstar, primarily legal costs.

Income Tax Expense.  The effective tax rate for the three months ended September 30, 2012 was 11.6%, compared to 5.6% for the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 was 23.4% compared to 40.3% in the same period of 2011. Our effective tax rate differed from the statutory tax rate of 35.0% primarily as a result of tax exempt interest income. At September 30, 2012, approximately 40.5% of our investment portfolio was invested in tax exempt municipal bonds, compared to approximately 45.2% at September 30, 2011.

 Net Income (Loss).  Net income was $1.4 million for the three months ended September 30, 2012, compared to $1.6 million for the same period in 2011.  Net income for the nine months ended September 30, 2012 totaled $10.9 million, a difference of $25.1 million from a net loss of $14.2 million in the same period of 2011. The decrease in net income for the three months ended September 30, 2012 was primarily the result of an increase in other expenses.  The increase in net income for the nine months ended September 30, 2012 was primarily the result of a decrease in loss and loss adjustment expenses and an increase in net realized gains.

Liquidity and Capital Resources

Our principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. Our primary use of funds is to pay claims and operating expenses, to purchase investments and to pay declared common stock dividends.

Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Since we have limited claims history, we have derived our expected future claim payments from industry and predecessor trends. Our investment portfolio as of September 30, 2012 had an effective duration of 4.0 years with individual maturities extending out to 29 years. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments. As these securities mature, we intend to invest any excess funds in investments with appropriate durations to match against expected future claim payments.

At September 30, 2012, our investment portfolio consisted of investment-grade fixed income securities with fair values subject to fluctuations in interest rates, as well as other factors such as credit. All of the securities in our investment portfolio are accounted for as “available for sale” securities. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales.

Our ability to adequately provide funds to pay claims depends on our underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. Effective October 1, 2011, our reinsurance program provides for retention of the first $0.5 million of each loss occurrence. The next $0.5 million of losses per occurrence (excess of the first $0.5 million of losses retained by us) are 50% reinsured. Losses in excess of $1.0 million per loss occurrence are fully reinsured through the program limit of $75.0 million per loss occurrence, subject to various deductibles, limitations and exclusions as more fully described in the treaties. See Note 6 in Part I, Item 1 for a discussion of the extension of our October 1, 2011 reinsurance program through various dates. Given industry and predecessor trends, we believe we are sufficiently capitalized to cover our retained losses.

SeaBright is a holding company with minimal unconsolidated revenue. As SeaBright has capital needs in the future, we anticipate that it will be necessary for our insurance subsidiary to pay dividends to SeaBright. Our insurance subsidiary is required by law to maintain a certain minimum level of surplus on a statutory basis. The payment of such dividends will be regulated as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

Our condensed consolidated net cash provided by operating activities for the nine months ended September 30, 2012 was $29.0 million, compared to $17.2 million for the same period in 2011. The increase is mainly attributable to an increase in premium collections and a decrease in underwriting, acquisition, and insurance expenses paid.

Net cash used by investing activities was $2.3 million in the nine months ended September 30, 2012, compared to $2.2 million net cash provided in the same period in 2011. The increase in net cash used by investing activities was primarily driven by higher net investment purchase activity (purchases, net of sales and maturities).

For the nine months ended September 30, 2012, cash used in financing activities totaled $3.9 million, compared to $4.2 million in the same period in 2011. The decrease in net cash used in financing activities was primarily due to an increase in cash proceeds from the exercise of stock options.

As of September 30, 2012, SBIC’s statutory surplus totaled $307.9 million, compared to $289.1 million as of September 30, 2011.

Contractual Obligations and Commitments

During the nine months ended September 30, 2012, there were no material changes to our contractual obligations and commitments.

Under the Merger Agreement, we are prohibited from making any material commitments of capital outside of the normal course of business or assuming any indebtedness.  This prohibition includes, but is not limited to, issuing or granting new shares of stock, repurchasing outstanding shares of stock, borrowing money, declaring or paying dividends, and making material purchases of capital assets.  For more information, please refer to our Current Report on Form 8-K filed with the SEC on August 28, 2012 and the Definitive Proxy Statement on Schedule 14A filed with the SEC on October 16, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

We had fixed-income investments with a fair value of $709.6 million at September 30, 2012 and $700.3 million at December 31, 2011 that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the liability and capital position.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

Daks v. SeaBright Holdings, Inc., et al. On September 13, 2012, a purported stockholder in our company, Mitchell Daks, filed a lawsuit in the Superior Court of the State of Washington in and for the County of King against our company, the members of our board of directors, and Merger Sub. On October 5, 2012, the plaintiff filed an amended complaint, along with a motion to expedite discovery and for a briefing and hearing schedule on the plaintiff’s anticipated motion for a temporary injunction. The amended complaint, which purports to be brought as a class action on behalf of all of our stockholders (except the defendants and their affiliates), alleges, among other things, that (1) the members of the board of directors breached their fiduciary duties to stockholders by failing to take steps to maximize the value of our company, failing to properly value our company, and ignoring or failing to protect against conflicts of interest, (2) the members of the board of directors also breached their fiduciary duties to stockholders by making materially inadequate disclosures and material disclosure omissions with regard to the merger, and (3) our company and Merger Sub aided and abetted these alleged breaches of fiduciary duties by our directors. The amended complaint seeks to enjoin consummation of the merger, or, in the event the merger is completed, seeks to rescind the merger or recover money damages on behalf of our stockholders caused by the alleged breaches of fiduciary duties. On October 11, 2012, our company and John G. Pasqualetto, two of the defendants, filed an opposition to plaintiff’s motion for expedited discovery and for a briefing and hearing schedule on the plaintiff’s anticipated motion for a preliminary injunction. On October 12, 2012, the plaintiff filed a reply. The motion remains pending.

Lochner v. Pasqualetto, et al. On September 20, 2012, a purported stockholder in our company, Craig Lochner, filed a lawsuit in the Court of Chancery for the State of Delaware against our company, the members of our board of directors, Enstar and Merger Sub. The complaint, which purports to be brought as a class action on behalf of all of our stockholders (except the defendants and their affiliates, immediate families, legal representatives, heirs, successors or assigns and any entity in which defendants have or had a controlling interest), alleges, among other things, that (1) the members of the board of directors violated their fiduciary duties because they failed to take steps to maximize the value of our company to its public stockholders and took steps to avoid competitive bidding and they failed to properly value our company, and (2) our company, Enstar and Merger Sub aided and abetted these alleged breaches of fiduciary duties by our directors. The complaint seeks to enjoin the consummation of the merger, or in the event the merger is completed, seeks to rescind the merger or recover money damages on behalf of our stockholders caused by the alleged breaches of fiduciary duties. On September 26, 2012, our company and the director defendants filed an answer to the complaint and a motion for judgment on the pleadings.

We and our Board of Directors believe that the claims in these actions are without merit and intend to defend against them vigorously.

Item 1A.    Risk Factors

The disclosures set forth below are material changes from the specific risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 5, 2012. Other than as described below, there were no material changes to the risk factors set forth in such report.

Failure to complete the Merger could negatively impact our business and the market price of our common stock.

If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•
the disruption to our business resulting from the announcement of the transaction with Enstar, the diversion of management’s attention from our day-to-day business and the substantial restrictions imposed by the Merger Agreement on the operation of our business during the period before the completion of the Merger may make it difficult for us to achieve our business goals if the Merger does not occur;

•	the market price of our common stock will decline to the extent that the current market price of our common stock reflects a market assumption that the Merger will be completed; and

•
costs relating to the Merger Agreement, such as legal fees, must be paid by us even if the Merger is not completed, and we may be required to pay a termination fee of $7.5 million to Enstar under certain circumstances, or to reimburse Enstar for up to $1.0 million of its expenses if the Merger Agreement is terminated by us or by Enstar should our stockholders fail to adopt the Merger Agreement at the special meeting of stockholders.

If the Merger Agreement is terminated other than by our Board of Directors in connection with its acceptance of a “superior proposal,” we do not currently believe that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the Merger.

The Merger is subject to certain regulatory conditions that may not be completed on a timely basis, or at all.

Completion of the Merger is conditioned upon, among other matters, certain insurance regulatory approvals and antitrust clearance. Enstar and certain of its affiliates have filed applications for approvals with the California Department of Insurance and the Illinois Department of Insurance. There is no assurance that regulatory approvals will be obtained or that such approvals will not be materially conditioned or delayed. If these regulatory approvals are not obtained, or if they are materially conditioned or delayed, it could result in the termination of the Merger Agreement and abandonment of the Merger. If the Merger is not completed on a timely basis, or at all, our business could be adversely affected.

Uncertainties associated with the Merger may cause us to lose key customers, business partners and personnel.

As a result of the uncertainty surrounding the conduct of our business following the completion of the Merger, we may lose key customers and business partners.  For example, two reinsurers in our reinsurance program declined to extend their participation through March 31, 2013, and have extended their participation only through the earlier of the closing date of the Merger and December 31, 2012.  In addition, our employees may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them. If we lose key customers, business partners and personnel as a result of uncertainties associated with the Merger, it could have a material adverse effect on our results of operations and our stock price.

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

•
As discussed under “Loss Reserves — KEIC Loss Reserves” in Part I, Item 1 of our 2011 annual report on Form 10-K, to minimize our exposure to any past business underwritten by KEIC, we entered into an arrangement with LMC at the time of the Acquisition requiring LMC to indemnify us in the event of adverse development of the loss reserves in KEIC’s balance sheet as they existed on the date of closing of the Acquisition. We refer to this arrangement as the adverse development cover. To support LMC’s obligations under the adverse development cover, LMC funded a trust account at the time of the Acquisition. The minimum amount that must be maintained in the trust account is equal to the greater of (a) $1.6 million or (b) 102% of the then existing quarterly estimate of LMC’s total obligations under the adverse development cover. We refer to this trust account as the collateralized reinsurance trust because the funds on deposit in the trust account serve as collateral for LMC’s potential future obligations to us under the adverse development cover. The liability of LMC under the adverse development cover was approximately $3.1 million at September 30, 2012 and December 31, 2011. The balance of the trust account, including accumulated interest, at September 30, 2012 was approximately $3.1 million. December 31, 2011 is the date to which the parties are to look to determine whether the loss reserves with respect to KEIC’s insurance policies in effect at the date of the Acquisition have increased or decreased from the $16.0 million balance existing at the date of the Acquisition. Given that LMC has been placed into rehabilitation, if the amount held in the collateralized reinsurance trust is inadequate to satisfy the obligations of LMC to us under the adverse development cover, it is unlikely that we would recover any future amounts owed by LMC to us under the adverse development cover in excess of the amounts currently held in trust because the special deputy receiver now has control of the assets of LMC.

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

Date: November 2, 2012

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 27, 2012, among Enstar Group Limited, AML Auqusition Corp. and SeaBright Holding Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 28, 2012)

10.1*	Amended and Restated 2005 Long-Term Equity Incentive Plan

31.1*	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2*	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer)

32.2*	Section 1350 Certification (Chief Financial Officer)

101	Interactive Data Files

*      Filed herewith.